Form 10QSB
period 1999-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 1999-12-20
CIK 1095274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from          to
                                             ---------   ---------

                        Commission file number 333-87503

                        First National Bancshares, Inc.
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                   58-2466370
-----------------------------              ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

248 N. Church Street
Spartanburg, South Carolina                               29304
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  864-948-9001
                          -----------------------------
                               (Telephone Number)


                                 Not Applicable
                          -----------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES NO XX
                                           --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10 shares outstanding on December 15, 1999

         Transitional Small Business Disclosure Format (check one): YES   NO XX
                                                                        --   --

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The financial statements of First National Bancshares, Inc. (the "Company") are set forth in the following pages.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  Balance Sheet

                               September 30, 1999



           ASSETS
           ------

Cash and cash equivalents                                            $   5,930
Premises and equipment, net                                              3,531
Deferred stock offering costs                                           42,411
Prepaid expenses                                                         1,320
Other                                                                   10,000
                                                                     ---------

        Total assets                                                 $  63,192
                                                                     =========

  LIABILITIES AND ORGANIZERS' EQUITY
  ----------------------------------

Liabilities:
   Line of credit                                                    $ 210,000
   Accounts payable and accrued expenses                                11,253
                                                                     ---------
        Total liabilities                                              221,253
                                                                     ---------
Commitments and contingencies (Notes 3 and 4)

Organizers' deficit:
  Preferred stock, par value $.01 per share, 10,000,000 shares
    authorized, no shares issued or outstanding                             --
  Common stock, par value $.01 per share, 10,000,000 shares
    authorized, 10 shares issued and outstanding                            --
  Additional paid-in capital                                               100
  Retained deficit accumulated during the development stage           (158,161)
                                                                     ---------
        Total organizers' deficit                                     (158,061)
                                                                     ---------
        Total liabilities and organizers' deficit                    $  63,192
                                                                     =========


See accompanying notes to financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             Statement of Operations

              For the Period from July 14, 1999 (date of inception)
                           through September 30, 1999


Expenses:
 Salaries and payroll taxes                       $  63,441
 Professional fees                                   64,420
 Insurance                                              932
 Rent                                                 3,900
 Telephone and supplies                               4,527
 Application fees                                    15,000
 Interest                                             2,261
 Other                                                3,680
                                                  ---------
      Loss before provision for income taxes       (158,161)

Provision for income taxes                               --
                                                  ---------
      Net loss                                    $(158,161)
                                                  =========











See accompanying notes to financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   Statement of Changes in Organizers' Deficit

              For the Period from July 14, 1999 (date of inception)
                           through September 30, 1999


                                                                                           RETAINED
                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                            COMMON STOCK                 ADDITIONAL       DURING THE
                                    -------------------------------        PAID-IN       DEVELOPMENT
                                     SHARES              AMOUNT            CAPITAL          STAGE               TOTAL
                                     ------              ------            -------         -------              -----
Proceeds from the sale of stock
   to organizers                         10          $           --          $100          $      --           $     100


Net loss                                 --                      --            --           (158,161)           (158,161)
                                    -------          --------------          ----          ---------           ---------

Balance, September 30, 1999              10          $           --          $100          $(158,161)          $(158,061)
                                    =======          ==============          ====          =========           =========




See accompanying notes to financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             Statement of Cash Flows

              For the Period from July 14, 1999 (date of inception)
                           through September 30, 1999


Net cash used for pre-operating activities:
 Net loss                                                             $(158,161)
 Depreciation                                                               125
 Deferred stock offering costs                                          (42,411)
 Prepaid expense                                                         (1,320)
 Accounts payable and accrued expenses                                   11,253
                                                                      ---------
Net cash used for pre-operating activities                             (190,514)
                                                                      ---------

Investing activities:
 Purchase of premises and equipment                                      (3,656)
 Escrow deposits on land                                                (10,000)
      Net cash used in Investing activities                             (13,656)
                                                                      ---------

Financing activities:
 Proceeds from borrowings on line of credit                             210,000
 Loans from organizers                                                   65,000
 Repayment of organizers' loans                                         (65,000)
 Proceeds from the sale of stock to organizer                               100
                                                                      ---------
      Net cash provided by financing activities                         210,100
                                                                      ---------
      Net increase in cash and cash equivalents                           5,930

Cash and cash equivalents, July 14, 1999 (date of inception)                 --
                                                                      ---------

Cash and cash equivalents, end of period                              $   5,930
                                                                      =========




See accompanying notes to financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements

                               September 30, 1999


BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

         First National Bancshares, Inc. (the "Company") is a South Carolina corporation organized for the purpose of owning and controlling all of the capital stock of First National Bank of Spartanburg (in organization) (the "Bank"). The Bank is being organized as a national bank under the laws of the United States with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina. The Bank has filed a charter application with the OCC and an application for deposit insurance with the FDIC. The Bank received preliminary approval from the OCC on November 10, 1999 and the Company subsequently filed an application with the Federal Reserve to become a bank holding company, which must be approved before the Company can acquire the capital stock of the bank. Provided that the remaining applications are timely approved and the necessary capital is raised, it is expected that banking operations will commence in the first or second quarter of 2000.

       The Company was formally incorporated in July 1999. We have prepared these financial statements including financial information from April 1, 1999, the initial financial transaction date. It was on that date that the Company's organizers began pre-organizational activities.

       The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

       The Company is offering 1,200,000 shares of its common stock at $10 per share. The offering will raise approximately $11,743,000, net of estimated underwriting discounts and commissions and offering expenses. The directors and executive officers of the Company have subscribed to purchase 462,000 shares of common stock at $10 per share, for a total of $4,620,000. Upon purchase of these shares, the Company will issue stock warrants to the organizers to purchase up to an additional 307,000 shares of common stock for $10 per share. The remaining shares are being sold through a public offering. The Company will use $11 million of the proceeds to capitalize the proposed bank.

       YEAR END - The Company has adopted a fiscal year ending on December 31, effective for the period ending December 31, 1999. The transactions occurring prior to the Company's incorporation have been combined in these financial statements for ease of presentation.

       ESTIMATES - The financial statements include estimates and assumptions that affect the Company's financial position, results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

       CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits.

       DEFERRED STOCK OFFERING COSTS - Deferred stock offering costs are expenses incurred by the Company in connection with the offering and issuance of its stock. The deferred stock offering costs will be deducted from the Company's additional paid-in capital after the stock offering. If the stock offering is deemed unsuccessful, all deferred stock offering costs will be charged to operations during the period in which the offering is deemed unsuccessful.

       ORGANIZATION COSTS - Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company and the Bank. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

       INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At September 30, 1999, no taxable income has been generated and therefore, no tax provision has been included in these financial statements.


3.     LINE OF CREDIT

         The Company has established a $500,000 line of credit with a financial institution to fund operating expenses of the Company during the development stage. The line is uncollateralized and is guaranteed by the organizers. The line bears interest at the prime rate minus 1/2% and expires June 2000. As of September 30, 1999, $210,000 was outstanding on this line of credit.

4.     OTHER ASSETS

         Included in other assets are two (2) $5,000 escrow deposits for potential locations for the Bank's main office and a branch office.

5.     COMMITMENTS AND CONTINGENCIES

         The Company has engaged a law firm to assist in preparing and filing all organizational, incorporation, and bank applications and to assist in preparing stock offering documents and consummating the Company's initial offering. The aggregate cost of the services is expected to approximate $50,000.

         The Company leases temporary office space under a six month operating lease requiring monthly payments of $650.

         The Company has engaged a bank consultant to assist in establishing the Company and the Bank. The consultant will also assist in the application process. The aggregate cost of the services is expected to approximate $60,000, plus expenses.

         The Company has entered into an employment agreement with its president and chief executive officer that includes a three-year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

6.     YEAR 2000 ISSUE

         The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The following is a discussion of the Company's financial condition as of and for the period ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-87503) as filed with and declared effective by the Securities and Exchange Commission.

FINANCIAL CONDITION

     The Company was organized on July 14, 1999. The Company's initial principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of the Comptroller of the Currency (the "OCC") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank and to obtain deposit insurance, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank. As of December 16, 1999, the Company had received subscriptions for approximately 810,000 shares of its common stock being offered. The subscriptions are being held in escrow pending the sale of all 1,200,000 shares of its common stock and final regulatory approval to open the Bank. Final regulatory approval is expected in the first or second quarter of 2000.

     At September 30, 1999, the Company had total assets of $63,192. These assets consisted principally of cash of $5,930, deferred stock offering costs of $42,411 and premises and equipment of $3,531.

     The Company's liabilities at September 30, 1999 were $221,253 and consisted of advances under a line of credit of $210,000 and accounts payable of $11,253. The Company had an organizers' deficit of $158,061 at September 30, 1999.

     The Company had a net loss of $158,161 from inception through September 30, 1999, or a pro forma net loss of $.13 per share since inception based on the projected shares of 1,200,000 which are being offered. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing an application with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the OCC, the FDIC, and the Federal Reserve Board in connection with the application process, preparing a prospectus and filing a registration statement with the Securities and Exchange Commission (the "SEC"), selling the Company's common stock, meetings and discussions among various organizers regarding various preopening issues, hiring qualified personnel to work for the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     For purposes of its charter application with the OCC, the organizers estimated the Company's deficit when the Bank opens to be approximately $407,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

     Like most financial institutions, we will rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC and the FDIC have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems.

     We do not intend to open the bank until after January 1, 2000, at which time we believe that most of the uncertainty surrounding the Year 2000 issue should be clarified. In this event, our risks associated with computer malfunctions should be greatly reduced, but we will still seek to ensure that our computer systems and our major vendors' and clients' computer systems are in compliance and functioning properly.

     We will be generally relying on independent third parties for our information processing needs. We have not entered into an agreement with a software servicing company to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. We will require all significant vendors to provide similar test results and warranties regarding Year 2000 compliance. Because we have chosen our information systems and software with the Year 2000 in mind, we do not believe we will have any significant expenses associated with Year 2000 issues.

     Since the Company does not anticipate making loans until after January 1, 2000, we do not anticipate that we will incur losses related to future loan customers that may encounter Year 2000 problems.

     Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business. However, we believe that it is not possible to determine with complete certainty that we have identified and corrected all Year 2000 problems. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur with our suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, any such failures could result in delaying the expected opening date of the Bank.

     Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. Because we have not accepted any deposits nor plan to accept any deposits prior to December 31, 1999, we do not expect liquidity to be a problem.

     Contingency Plans. We have developed contingency plans to be implemented as part of our efforts to identify and correct any Year 2000 problems affecting our internal systems. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for our personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 problems which arise; and (d) other similar approaches. If we are required to implement any of these contingency plans, these plans could have a material adverse effect on our business.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable

         (b)      Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders for a vote for the period from July 14, 1999 (inception) through September 30, 1999.

ITEM 5.  OTHER INFORMATION

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 3.1 Articles of Incorporation (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities Exchange Commission on September 21, 1999, File No. 333-87503)

         (b) Exhibit 3.2 Bylaws (Incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities Exchange Commission on September 21, 1999, File No. 333-87503)

         (c)      Exhibit 27.1 - Financial Data Schedule (for SEC use only)

         (d)      Not applicable

                                   SIGNATURES


      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             FIRST NATIONAL BANCSHARES,  INC.



Date:  December 20, 1999                     By: /s/ Jerry L. Calvert
       ------------------                    ----------------------------------
                                             Jerry L. Calvert
                                             Chief Executive Officer



Date:   December 20, 1999                    By: /s/ Kitty B. Payne
        ------------------                   ----------------------------------
                                             Kitty B. Payne
                                             Chief Financial Officer