Form 10KSB
period 1999-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2000-03-29
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                          Commission file no. 333-87503

                         First National Bancshares, Inc.
           ----------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                South Carolina                                58-2466370
          --------------------------                          ----------
         (State or Other Jurisdiction                      (I.R.S. Employer
       of Incorporation or Organization)                 Identification No.)

            451 E. St. John Street
               Spartanburg, S.C.                                29302
               -----------------                            ---------
   (Address of Principal Executive Offices)                   (Zip Code)

                            864-948-9001
                ------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes    X          No
    --------         -----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $212,946. As of February 10, 2000, 1,200,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 15, 2000 is $7,283,000. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                             --

Item 1.    Description of Business

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     First National Bancshares was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina.

     Since our inception on July 14, 1999, as a South Carolina corporation, we have engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, First National Bank of Spartanburg, to commence business as a financial institution. We have received preliminary approval to open the bank and to obtain deposit insurance from our regulators. We plan to open the bank in March 2000.

     On November 10, 1999, we commenced our initial public offering and completed the sale of 1,200,000 shares of our common stock at $10 per share on February 10, 2000. The offering raised approximately $11,800,000 net of estimated sales expenses and commissions. Our directors and executive officers purchased 471,700 shares of common stock at $10 per share, for a total of $4,717,000. Upon purchase of these shares, we issued stock warrants to the organizers to purchase an additional 313,333 shares of common stock for $10 per share. We intend to use $11 million of the proceeds to capitalize the proposed bank.

Marketing Focus

      First National Bank of Spartanburg will position itself as a locally-owned and operated bank organized to serve consumers and small-to mid-size businesses and professional concerns. Because there are few locally owned banks left in Spartanburg, we believe we can offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop First National Bank of Spartanburg's image as a local bank with an individual focus, we intend to leverage our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

Location and Service Area

     Spartanburg County has a growing and dynamic economic environment that we believe will support First National Bank of Spartanburg. It is South Carolina's fourth most populous county with over 247,000 residents. The county and surrounding area are home to several large manufacturing concerns, including BMW, Springs Industries, Michelin Tire Company, Advantica, Milliken & Company, and Spartanburg Regional Medical Center, which support a stable business foundation and a skilled labor force. The presence of companies like these has resulted in Spartanburg County having the highest per capita international investment of any area in the United States in 1995.

       Our primary service area will consist of Spartanburg County, South Carolina, with a focus on the ten mile radius of our main office and our initial branch office. Our main office will be located in downtown Spartanburg and will provide excellent visibility for the bank. We expect to open a branch on the west side of Spartanburg, the fastest growing area of the county in the second or third quarter of 2000. Our anticipated expansion plans include opening two additional branches strategically located within our service area in the third and fifth years of operation. These branches will extend the market reach of our bank, and they will increase our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Lending Activities

         General. We intend to emphasize a range of lending services, including real estate, commercial, and equity- line consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank's market area. We will compete for these loans with competitors who are well established in the Spartanburg County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

         Loan Approval and Review. The bank's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the officers' loan committee. The bank has established an officers' loan committee that has lending limits, and any loans in excess of this lending limit will be approved by the directors' loan committee. The bank will not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank . The bank currently intends to adhere to Federal
National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its mortgage loan review process, but may choose to alter this policy in the future. The bank currently intends to originate its mortgage loans through a correspondent bank.

         Lending Limits. The bank's lending activities will be subject to a variety of lending limits imposed by federal law. In general, the bank will be subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits will increase or decrease as the bank 's capital increases or decreases. Based upon the capitalization of the bank with $11 million, the bank will initially have a self-imposed loan limit of $1,270,000, which represents 80% of its anticipated legal lending limit of $1,590,000. Unless the bank is able to sell participations in its loans to other financial institutions, it will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate and Mortgage Loans. We estimate that loans secured by first or second mortgages on real estate will make up 50% of the bank 's loan portfolio. These loans will generally fall into one of two categories: commercial real estate loans or construction and development loans. Each of these categories is discussed in more detail below, including their specific risks. Home equity loans are not included because they are classified as consumer loans, which are discussed below. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan.

         We will have the ability to originate real estate loans through a correspondent bank. Therefore, we will not be subject to interest rate and credit risk on these loans.

o Commercial Real Estate Loans. Commercial real estate loans will generally have terms of five years or less, although payments may be structured on a longer amortization basis. We will evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile. We will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We will also generally require that debtor cash flow exceed 115% of monthly debt service obligations. We will typically review all of the personal financial statements of the principal owners and require their personal guarantees. These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

o Construction and Development Real Estate Loans. We will offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to eighteen months, although payments may be structured on a longer amortization basis. Most loans will mature and require payment in full upon the sale of the property. Construction and development loans generally carry a higher degree of risk than long term financing of existing properties. Repayment depends on the ultimate completion of the project and usually on the sale of the property. Specific risks include:

                 o  cost overruns;
                 o  mismanaged construction;
                 o  inferior or improper construction  techniques;
                 o  economic changes or downturns during  construction;
                 o  a downturn in the real estate market;
                 o rising interest rates which may prevent sale of the property; and
                 o  failure to sell completed projects in a timely manner.


         We will attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also may reduce risk by selling participations in larger loans to other institutions when possible.

o Residential Real Estate Loans. Residential real estate loans generally will have longer terms up to 30 years. We will offer fixed and adjustable rate mortgages. We will have limited credit risk on these loans as most will be sold to third parties soon after closing.

         Commercial Loans. The bank will make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We expect to offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans will typically be partially guaranteed by the government, which may help to reduce the bank s risk. Government guarantees of SBA loans will not exceed 80% of the loan value and will generally be less.

         The well-established banks in the Spartanburg County area will make proportionately more loans to medium to large-sized businesses than we will. Many of the bank's anticipated commercial loans likely will be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically will carry balances of less than $50,000 and be amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

         We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 100% of the available equity of each property.

Deposit Services

         We intend to offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to our primary market area at rates competitive to those offered in the Spartanburg area. In addition, we intend to offer certain retirement account services, such as IRAs. We intend to solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Other Banking Services

         We anticipate that the bank will offer other bank services including drive up ATMs, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by telephone. We plan for the bank to become associated with the Cirrus and Pulse ATM networks, which may be used by its customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our customers and will be able to attract customers who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We intend to begin offering these services shortly after opening the bank. We do not expect the bank to exercise trust powers during its first year of operation.

Market Share

         As of June 30, 1999, total deposits in the bank's primary service area were $2.25 billion, which represented a 4.4% deposit growth rate from 1998. Our plan over the next five years is to grow our deposit base to $150 million. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

Employees

         As of March 15, 2000, the bank had no employees and the company had twelve employees.

                           Supervision and Regulation

         Both the company and the bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the National Banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Gramm-Leach-Bliley Act

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

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the National Banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

First National Bancshares, Inc.

         Because it will own the outstanding capital stock of the bank, the company will be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. Our activities will also be governed by the Glass-Steagall Act of 1933. These regulations may be affected by the changes enacted by the Gramm-Leach-Bliley Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o        banking and managing or controlling banks;
o        furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking
o        and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o        acquiring substantially all the assets of any bank;
o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o        merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company's common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o        making or servicing  loans and certain types of leases;
o        engaging in certain insurance  and  discount  brokerage   activities;
o        performing  certain  data processing  services;
o acting in certain circumstances as a fiduciary or investment or financial adviser;
o        owning savings associations; and
o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in " First National Bank of Spartanburg - Dividends." The company is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the company is expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Glass-Steagall Act. Subject to the enactment of the Gramm-Leach-Bliley Act, we are also restricted by the provisions of the Glass-Steagall Act, which prohibits the company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

First National Bank of Sparatnburg

         The bank will operate as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank will be insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC will regulate or monitor virtually all areas of the bank's operations, including:

o        security devices and procedures;
o        adequacy of capitalization and loss reserves;
o        loans;
o        investments;
o        borrowings;
o        deposits;
o        mergers;
o        issuances of securities;
o        payment of dividends;
o        interest rates payable on deposits;
o        interest rates or fees chargeable on loans;
o        establishment of branches;
o        corporate reorganizations;
o        maintenance of books and records; and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency will also require the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o        internal controls;
o        information systems and audit systems;
o        loan documentation;
o        credit underwriting;
o        interest rate risk exposure; and
o        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days' prior notice of the appointment of any senior executive officer or director. Within the 30-day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance

Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including Spartanburg First Bank , by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the bank 's cost of funds, and we may not be able to pass these costs on to our customers.

         Transactions With Affiliates and Insiders. The bank will be subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank 's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank will also be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank will be subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank 's loan operations are also subject to federal laws applicable to credit transactions, such as:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Initially, we will qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o        submit a capital restoration plan;
o        raise additional capital;
o        restrict their growth, deposit interest rates, and other activities;
o        improve their management;
o        eliminate management fees; or
o        divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.    Description of Property
----------------------------------

         Main Office - Our main office will be located at 215 N. Pine Street, Spartanburg, South Carolina 29302, one block north of the intersection of Main Street and Pine Street in downtown Spartanburg. The site is approximately 2.0 acres in size and the building will be approximately 15,000 square feet. We have purchased this site for approximately $500,000 and construction of the building is expected to cost an additional $1,750,000. We expect to complete construction of our main in the fourth quarter of 2000. In the interim period, we will operate the bank in a temporary facility at 451 E. St. John Street, Spartanburg, South Carolina 29302 across the street from the site where our main office will be constructed.

         Reidville Road Office - We also plan to open a 3,000 square foot branch office on the west side of Spartanburg on a one-acre outparcel of the Oak Grove Shopping Center at 2660 Reidville Road, Spartanburg, South Carolina 29301. We have executed an agreement to lease the land for approximately $4,000 per month, and we will construct the branch office on the property for approximately $500,000. We expect to complete construction of our branch office in the second or third quarter of 2000.

         We believe that these facilities will adequately serve the Bank's needs for its first several years of operation.

Item 3.    Legal Proceedings.
-----------------------------

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

         (a) We completed our initial public offering on February 10, 2000. We are in the process of arranging to have our common stock quoted on the OTC Bulletin Board under the symbol "FNBK." Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 1,200,000 shares, for a total of $12,000,000, were sold in the initial public offering and are outstanding as of March 15, 2000. We have 424 shareholders of record. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         All outstanding shares of common stock of the company are entitled to share equally in dividends from funds legally available, when, and if, declared by our Board of Directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 1999, except as updated to reflect the completion of our initial public offering on February 10, 2000.

                  (1) Our registration statement on Form SB-2 (File No. 333-87503) was declared effective by the Commission on November 10, 1999.

                  (2)      The offering commenced on November 10, 1999.

                  (3) The offering closed on February 10, 2000 upon the sale of 1,200,000 shares the company had registered.

                  (4)      (i)      Our  officers  and  directors  sold most of
                                    our  shares in the  offering.  J.C.
                                    Bradford & Co. also served as our exclusive sales agent for the offering.

                           (ii)     Common stock was the only class of
                                    securities registered in the offering.

                           (iii) We also registered warrants for our common stock which we have granted to our organizers.

                           (iv) 1,600,000 shares of common stock were registered, of which 1,200,000 shares were sold. 400,000 warrants to purchase our common stock for $10.00 per share were also registered in the offering. Our organizers purchased 470,000 shares in the offering. We granted our organizers warrants to purchase a total of 313,333 shares of common stock. An additional 400,000 shares were registered to include common stock underlying the warrants which have been granted to our organizers based on shares they purchased.

                           (v) The company incurred approximately $200,000 in expenses (including sales commissions) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                           (vi)     The  net  proceeds  to  the  company   after
                                    deducting the total expenses described above were approximately $11,800,000.

                           (vii) Through December 31, 1999, 100% of the $11,284,050 in offering proceeds received was invested in cash and investment securities in accordance with the terms of the escrow agreement. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities. The organizational expenses incurred through December 31, 1999 of $246,023 were paid using proceeds from the line of credit. When we open the bank, we intend to capitalize it with $11 million.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

Financial Condition

     First National Bancshares was organized on July 14, 1999, and its initial principal activities have been related to its organization, conducting its initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board. As of February 10, 2000, we had received subscriptions for 1,200,000 shares of our common stock, and we had received all preliminary regulatory approvals. We closed our initial public offering on February 12, 2000, and we expect to receive final regulatory approvals in the first quarter of 2000, at which time we will open the bank for business.

         At December 31, 1999, First National Bancshares had total assets of $11,468,458. These assets consisted principally of cash of $126,121; investment securities of $11,197,367; deferred stock offering costs of $80,980 and premises and equipment of $41,720, which consisted primarily of improvements to our current main office.

         First National Bancshares' liabilities at December 31, 1999 were $11,681,304 and consisted of advances under a line of credit of $390,000; stock subscription deposits of $11,284,050; and accounts payable of $7,254. First National Bancshares had an organizers' deficit of $212,846 at December 31, 1999.

         First National Bancshares had a net loss of $212,946 from inception through December 31, 1999, or a pro forma net loss of $.18 per share since inception based on the 1,200,000 shares outstanding as of March 15, 2000. This loss resulted from expenses incurred in connection with activities related to the organization of First National Bancshares and First National Bank of Spartanburg. These regulatory activities included preparing and filing an application with the Office of the Comptroller of the Currency and the FDIC to charter First National Bank of Spartanburg and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of First National Bancshares to acquire all of the capital stock of First National Bank of Spartanburg, and responding to questions and providing additional information to the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board in connection with the application process. We also prepared a prospectus and filed a registration statement with the Securities and Exchange Commission to sell First National Bancshares' common stock; held meetings and discussions among various organizers regarding various preopening issues; hired qualified personnel to work for First National Bank of Spartanburg; conducted public relations activities on behalf of First National Bank of Spartanburg; developed prospective business contacts for First National Bank of Spartanburg and First National Bancshares; and took other actions necessary for a successful bank opening. Because First National Bancshares was in the organization stage, we had no operations from which to generate revenues.

     For purposes of its charter application with the Office of the Comptroller of the Currency, the organizers estimated First National Bancshares' deficit when First National Bank of Spartanburg opens to be approximately $407,000, although the actual deficit may be significantly higher or lower. We believe that income from the operations of First National Bank of Spartanburg will be sufficient to fund our activities on an ongoing basis; however, there can be no assurance that either First National Bank of Spartanburg or First National Bancshares will achieve any particular level of profitability.

Item 7.  Financial Statements
-----------------------------

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditor's Report.............................................F-1

Balance Sheet............................................................F-2

Statement of Operations..................................................F-3

Statement of Changes in Organizers' Deficit..............................F-4

Statement of Cash Flows..................................................F-5

Notes to Financial Statement.......................................F-6 - F-9

                          Independent Auditors' Report

The Directors
First National Bancshares, Inc.
Spartanburg, South Carolina

We have audited the accompanying balance sheet of First National Bancshares, Inc. (a development stage enterprise) as of December 31, 1999, and the related statements of operations, changes in organizers' deficit, and cash flows for the period from July 14, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. (a development stage enterprise) as of December 31, 1999, and the results of its operations and its cash flows for the period from July 14, 1999 through December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Crisp Hughes Evans, LLP

Spartanburg, South Carolina
January 25, 2000


                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  Balance Sheet

                                December 31, 1999

           Assets

Cash and cash equivalents                                         $        126,121
Premises and equipment, net                                                 41,720
Deferred stock offering costs                                               80,980
Investment securities                                                   11,197,367
Prepaid expenses                                                            12,270
Other                                                                       10,000
                                                                   ---------------

         Total assets                                             $     11,468,458
                                                                   ===============

   Liabilities and Organizers' Equity

Liabilities:
   Line of credit                                                 $        390,000
   Stock subscription deposits                                          11,284,050
   Accounts payable                                                          7,254
                                                                   ---------------
         Total liabilities                                              11,681,304
                                                                   ---------------

Commitments and contingencies (Notes 6 and 7)

Organizers' deficit:
   Preferred stock, par value $.01 per share, 10,000,000 shares
      authorized, no shares issued or outstanding                                -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 10 shares issued and outstanding                                -
   Additional paid-in capital                                                  100
   Retained deficit accumulated during the development stage              (212,946)
                                                                   ---------------
         Total organizers' deficit                                        (212,846)
                                                                   ---------------

         Total liabilities and organizers' deficit                $     11,468,458
                                                                   ===============




   The accompanying notes are an integral part of these financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             Statement of Operations

              For the Period from July 14, 1999 (date of inception)
                            through December 31, 1999

Income:
   Interest income                                          $          33,077

Expenses:
   Salaries and employee benefits                                     112,731
   Professional fees                                                   85,588
   Insurance                                                            2,543
   Occupancy and equipment expense                                      6,151
   Telephone and supplies                                               6,749
   Application fees                                                    15,000
   Interest                                                             7,866
   Other                                                                9,395
                                                              ---------------
         Total expenses                                               246,023
                                                              ---------------

         Loss before provision for income taxes                      (212,946)

Provision for income taxes                                                  -
                                                              ---------------

         Net loss                                           $       (212,946)
                                                             ===============



   The accompanying notes are an integral part of these financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   Statement of Changes in Organizers' Deficit

              For the Period from July 14, 1999 (date of inception)
                            through December 31, 1999

                                                                                          Retained
                                                                                           Deficit
                                                                                         Accumulated
                                                                        Additional       During the
                                            Common Stock                 Paid-In         Development
                                      Shares            Amount           Capital            Stage            Total
                                   ------------     -------------    -------------      -------------     -----------

Proceeds from the sale of stock
   to organizers                              10    $            -   $          100    $            -   $          100

Net loss                                       -                 -                -          (212,946)        (212,946)
                                   -------------     -------------    -------------     -------------    -------------

Balance, December 31, 1999                    10    $            -   $          100    $     (212,946)  $     (212,846)
                                   =============     =============    =============     =============    =============



   The accompanying notes are an integral part of these financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             Statement of Cash Flows

              For the Period from July 14, 1999 (date of inception)
                            through December 31, 1999

Net cash used for pre-operating activities:

   Net loss                                                  $        (212,946)
   Depreciation                                                            301
   Deferred stock offering costs                                       (80,980)
   Discount accretion                                                  (30,079)
   Prepaid expense                                                     (12,270)
   Accounts payable                                                      7,254
                                                               ---------------
         Net cash used for pre-operating activities                   (328,720)
                                                               ---------------

Investing activities:
   Purchase of premises and equipment                                  (42,021)
   Purchase of investment securities                               (11,167,288)
   Escrow deposits on land                                             (10,000)
                                                               ---------------
         Net cash used in investing activities                     (11,219,309)
                                                               ---------------

Financing activities:
   Proceeds from borrowings on line of credit                          390,000
   Proceeds from stock subscription proceeds                        11,284,050
   Loans from organizers                                                65,000
   Repayment of organizers' loans                                      (65,000)
   Proceeds from the sale of stock to organizers                           100
                                                               ---------------
         Net cash provided by financing activities                  11,674,150
                                                               ---------------

         Net increase in cash and cash equivalents                     126,121

Cash and cash equivalents, July 14, 1999 (date of inception)                 -
                                                               ---------------

Cash and cash equivalents, end of period                     $         126,121
                                                               ===============

Supplemental cash flow information:

   Cash paid for interest                                    $           7,606
                                                              ================





   The accompanying notes are an integral part of these financial statements.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements

                                December 31, 1999


1.   Summary of Significant Accounting Policies and Activities

     First National Bancshares, Inc. (the "Company") was incorporated on July 14, 1999 under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg (in organization) (the "Bank"). The Bank is being organized as a national bank under the laws of the United States with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina. The group of organizers initiated several financial transactions on behalf of the Company prior to the date of incorporation and as early as April 1, 1999 which have been included in these financial statements.

     The Bank's organizers have filed a joint application with the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") to charter the proposed Bank and for FDIC insurance of the Bank's deposits. The Company has also filed an application with the Federal Reserve Board (the "FRB") to become a bank holding company. The Company has received preliminary approval from the OCC. Provided that the remaining applications are timely approved and the necessary capital is raised, it is expected that banking operations will commence in the first or second quarter of 2000.

     The Company is a development stage enterprise as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

     The Company has filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 to sell 1,200,000 shares of its common stock at $10 per share through a public offering. The offering will raise approximately $11,763,000, net of estimated underwriting discounts and commissions and offering expenses. The directors and executive officers of the Company plan to purchase 471,500 shares of common stock at $10 per share, for a total of $4,715,000. Upon purchase of these shares, the Company will issue stock warrants to the organizers to purchase up to an additional 313,333 shares of common stock for $10 per share. The remaining shares will be sold in the public offering. The Company will use $11 million of the proceeds to capitalize the proposed bank.

     Year End - The Company has adopted a fiscal year ending on December 31, effective for the period ending December 31, 1999.

     Estimates - The financial statements include estimates and assumptions that effect the Company's financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include deposits with banks and restricted cash held in escrow for stock subscriptions. The amount of restricted cash at December 31, 1999, was $119,760. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                                   (Continued)

     Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization, computed principally by the straight line method over the estimated useful lives of the assets. Maintenance and repairs are included in operating expense, while the cost of improvements is capitalized.

     Deferred Stock Offering Costs - Deferred stock offering costs have been incurred by the Company in connection with the offering and issuance of its stock. The deferred stock offering costs will be deducted from the Company's additional paid-in capital after the stock offering. If the stock offering is deemed unsuccessful, all deferred stock offering costs will be charged to operations during the period in which the offering is deemed unsuccessful.

     Organization Costs - Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the Company. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs are expensed when incurred.

     Investments - Management determines the appropriate classification of investment securities at the time of purchase. Management has the intent and the Company has the ability at the time of purchase to hold securities until maturity. Investment securities are reported at cost (adjusted for amortization of premiums and accretion of discounts). The cost of investment securities sold is determined by the specific identification method.

     Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting and income tax bases of assets and liabilities. At December 31, 1999, no taxable income has been generated and, therefore, no tax provision has been included in these financial statements.

2.   Investment Securities

     Stock subscription deposits have been invested in short-term securities. The amortized cost, gross unrealized holding losses and fair value of investment securities at December 31, 1999, consisted of the following:

                                                        Gross
                                      Amortized      Unrealized         Fair
                                        Cost           Losses           Value
                                      ----------     ----------         -----

   U.S. Government obligations    $       999,366    $    (2,491)   $    996,875
   U.S. Agency obligations             10,198,001        (22,329)     10,175,672
                                   --------------     ----------     -----------

                                  $    11,197,367    $   (24,820)   $ 11,172,547
                                   ==============     ==========     ===========


     All investments mature within 30 days and are restricted by the stock subscription escrow agreement.

3.   Line of Credit

     The  Company  has  established  a $500,000  line of credit with a financial
     institution  to  fund   operating   expenses  of  the  Company  during  the
     development stage. The line is uncollateralized and is guaranteed by the organizers.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                                   (Continued)

     The line bears interest at the prime rate minus 1/2% and expires June 2000. As of December 31, 1999, $390,000 was outstanding on this line of credit.

4.   Other Assets

     Included in other assets are two (2) $5,000 escrow deposits on locations for the Bank's main office and a branch office.

5.   Income Taxes

     The Company has no currently taxable income for the period from inception (July 14, 1999) to December 31, 1999. The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the period from inception (July 14, 1999) to December 31, 1999:

     Income tax benefit at federal statutory rate           $     (72,402)
     State income tax benefit, net                                 (7,027)
     Increase in valuation allowance                               79,429
                                                             ------------

     Income tax benefit                                     $           -
                                                             ============

     The components of the deferred tax asset at December 31, 1999, are as follows:

     Deferred tax liability:
       Accrual to cash adjustment                        $          (9,667)

     Deferred tax asset:
       Deferred organizational and start-up costs                   89,096
                                                          ----------------

       Deferred tax asset before valuation allowance                79,429

     Valuation allowance                                           (79,429)
                                                          ----------------

          Net deferred tax asset                         $               -
                                                          ================

     The Company has recorded a valuation allowance equal to the net deferred tax asset at December 31, 1999, as the realization of this asset is dependent on the Company's ability to generate future taxable income during the periods in which temporary differences become deductible.


6.   Commitments and Contingencies

     The Company has entered into an employment agreement with its President and Chief Executive Officer that includes a three-year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

                         FIRST NATIONAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          Notes to Financial Statements
                                   (Continued)

     As the process of organization and selling its common stock progresses, the Company will execute its plans to acquire land and construct banking facilities. These future commitments will be dependent on the successful offering of its common stock as discussed in Note 1.

7.   Year 2000 Issue

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company may not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

8.   Subsequent Events

     On January 6, 2000, the Company received approval from the Federal Reserve to become a bank holding company through the acquisition of the Bank's stock.

     On January 14, 2000, the Company successfully completed the initial public offering of 1,200,000 shares of its common stock. The $12,000,000 in funds received from investors are being held by the Company's independent escrow agent, The Bankers Bank. The escrow agent will hold these funds until the Company receives all preliminary regulatory approvals to open the Bank.

     On January 14, 2000, the Company entered into a twelve-month operating lease requiring monthly payments of $2,000 for the temporary facility where it will open for banking business. The Company plans to construct a permanent building by the conclusion of the lease term.

     Subsequent to year end, the Bank received approval of its application for deposit insurance with the FDIC. The approval is subject to certain conditions that must be satisfied within a twelve-month period.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------------------------------

         The following sets forth certain information regarding First National Bancshares' executive officers and directors as of March 15, 2000. The Company's Articles of Incorporation provide for a classified Board of Directors, so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2000 annual meeting of shareholders, Class II at the 2001 annual meeting of shareholders, and Class III at the 2002 annual meeting of shareholders. Executive officers serve at the discretion of the Board of Directors.

Name                           Age        Position
----                           ---        --------

C. Dan Adams                   39         Director
Mellnee G. Buchheit            51         Director
Jerry L. Calvert               51         Director, President, and
                                          Chief Executive Officer
Martha Cloud Chapman           76         Director
W. Russel Floyd, Jr.           49         Director
C. Tyrone Gilmore, Sr.         56         Director
Gaines W. Hammond, Jr., M.D.   50         Director
Benjamin R. Hines              43         Director
William A. Hudson              64         Director
Robert (Bob) W. Murdoch, Jr.   56         City Executive
Kitty B. Payne                 29         Chief Financial Officer and Secretary
Norman F. Pulliam              56         Director, Chairman of the Board
Peter E. Weisman               62         Director
Donald B. Wildman              50         Director
Coleman L. Young, Jr.          42         Director
David H. Zabriskie             38         Chief Lending Officer

         C. Dan Adams, Class III director, has been the president and principal owner of The Capital Corporation of America, Inc., a mortgage banking company located in Spartanburg, since 1991. He is also president and owner of The Capital Finance Group, Inc., a merger and acquisitions company located in Spartanburg. From 1981 until 1991, he was an employee and vice president of C&S National Bank. Mr. Adams maintains an active role in the business community with ownership interests in several hotel, assisted living, and restaurant businesses. Mr. Adams holds SEC Series 7 and SEC Series 63 licenses from the NASD and is a certified business intermediary. He graduated from the University of South Carolina-Spartanburg in 1983 with a degree in business administration. He is a graduate of The Banking School of the South (Louisiana State University,
1989) and is a Certified Commercial Investment member. He is an active member of the First Baptist Church of Spartanburg.

         Mellnee G. Buchheit, Class I director, has been the president of Buchheit News Management, Inc., a firm specializing in media investments, since 1993. From 1980 until 1993, Ms. Buchheit worked in the public relations department for Mid-South Management Company, Inc., a media investment company. She also serves as a director for Wayne Printing Co., Inc. and Hometown News, Inc. Ms. Buchheit graduated from Winthrop University with a degree in education in 1969. Ms Buchheit currently serves on the board of trustees for Spartanburg Day School, Spartanburg Regional Medical Foundation, and Spartanburg Methodist College. Ms.

Buchheit is presently a member of Westminster Presbyterian Church, the Lady Slipper Garden Club, and the Junior League of Spartanburg (sustainer).

         Jerry L. Calvert, Class I director, is the proposed chief executive officer and president of First National Bancshares, Inc. and the First National Bank of Spartanburg (proposed). He has over 25 years of experience in the financial services industry. Mr. Calvert was the senior vice president and regional manager for American Federal Bank from 1984 until March 1999, when he resigned to help organize the First National Bank of Spartanburg. From 1977 until 1984, he was vice president and city executive for the Southern Bank & Trust, located in Gaffney, South Carolina. From 1974 until 1977, Mr. Calvert was a loan officer with First National Bank of South Carolina. Mr. Calvert graduated from Wofford College in 1974 with a bachelor of arts degree in economics. He is also a graduate of The Bankers School of the South at Louisiana State University and the National Commercial Lending School at the University of Oklahoma. Mr. Calvert currently serves on the board of directors of the Spartanburg Area Chamber of Commerce, the Cities and Schools of Spartanburg, the Spartanburg Rotary Club, and the Spartanburg Urban League, and he serves on the board of trustees for Spartanburg Methodist College. He was a former chairman of the board of the Cities and Schools and a former director and chairman of the board of the Big Brothers/Sisters of Spartanburg. He is a retired Lt. Colonel in the U.S. Marine Reserves and a Vietnam veteran. Mr. Calvert was Rotarian of the Year in 1998-1999, and he has been elected chairman of the board of the Spartanburg Area Chamber of Commerce for the year 2000.

         Martha Cloud Chapman, Class III director, graduated from the University of North Carolina - Greensboro in 1942 with a degree in art. Ms. Chapman previously was the first female board member of the Spartanburg County Foundation, the South Carolina Development Board, and the South Carolina Mining Council and the chairman of Governor Jim Edward's Inaugural Ball. She was also a past board member of the Spartanburg Music Foundation, the South Carolina Election Commission, South Carolina Health Coordinating Commission, Palmetto Conservation Foundation, and Spartanburg Methodist College and a past member of Clemson University's board of visitors. Ms. Chapman currently serves on the board of directors for Queens College in Charlotte, North Carolina, the SC School Deaf & Blind Foundation, the Charles Lea Foundation, AWARE (adult literacy), Mobile Meals, Ballet Spartanburg, and Converse College Alumnae Associates. Ms. Chapman is currently an elder of the First Presbyterian Church, moderator elect of the Presbyterian Women, a sustainer of the Junior League of Spartanburg, and a trustee of the YMCA foundation.

         W. Russel Floyd, Jr., Class I director, has been the president of W. R. Floyd Services, Inc., a funeral home and cemetery operation located in Spartanburg, since 1978, the president of Westwood Memorial Gardens, Inc., a cemetery located in Spartanburg, and the vice president of Piedmont Crematory since 1980. He also serves as the president of Business Communications, Inc., a local provider of telephone services and equipment since 1984. Mr. Floyd graduated form the University of North Carolina - Chapel Hill in 1972 with a bachelor of science degree in business administration, and he received a bachelor of arts degree in psychology from the University of North Carolina - Charlotte in 1977. He served on the advisory board for Wachovia of Spartanburg from 1994 until April 1999 and was past president of the Spartanburg Boy's Home for two terms while serving on the board from 1986 until 1999. Mr. Floyd currently serves on the board of deacons at First Presbyterian Church of Spartanburg and the board of trustees for the Spartanburg YMCA. Mr. Floyd is also a member of the Spartanburg Rotary Club.

         Dr. C. Tyrone Gilmore, Sr., Class III director, is the superintendent of Spartanburg County School District 7, where he has served in numerous capacities since 1965 including, principal, assistant principal, teacher, and athletics coach. He graduated from Livingstone College in 1965 with a bachelor of arts degree. Dr. Gilmore earned his Master's degree in 1971 from Converse College and received his Ed. S. in post graduate studies in 1976 from the University of South Carolina - Spartanburg. Dr. Gilmore has been an active member of many organizations, serving in various capacities, including advisory board member of BB&T Bank, chairman of the local United Way Board, member of the Lander University Board of Trustees, chairman of the South Carolina State Election Commission, Grand Basileus of the Omega Psi Phi Fraternity, and member of the Mary Black Foundation Board of Trustees.

         Dr. Gaines W. Hammond, Jr., Class II director, is a physician practicing with Mary Black Health Systems, LLC. Prior to joining Mary Black, Dr. Hammond owned his own practice, Hammond and Bass, P.A., from 1980 until June 1996. He has an ownership interest in several lithotripsy partnerships, as well as a publishing company and healthcare organization. Dr. Hammond graduated from Washington and Lee University in 1971 with a bachelor of science degree, and from the Medical University of South Carolina in 1974. He has served on the SCMA legislative committee, the AMI medical advisory board, and several committees for Doctors Memorial Hospital and Spartanburg Regional Medical Center. He currently serves as chairman of Mary Black Physicians Group of Mary Black Hospital and is a member of First Presbyterian Church of Spartanburg.

         Benjamin R. Hines, Class II director, has been president of Spencer/Hines Properties, a commercial real estate firm located in Spartanburg since 1986. He has been involved in numerous real estate brokerage and development projects including, retail, office, and industrial facilities. Mr. Hines was also President of Palmetto Golf, Inc., a golf course management company, and currently serves as a partner in Advance Business Funding, LLC., a local company specializing in Factoring. He also holds South Carolina and North Carolina real estate licenses, and he has been licensed as a Certified Financial Planner since 1989. Mr. Hines graduated from Wofford College in 1978 with a Bachelor's Degree in Economics. He has served on the Eastern Regional Advisory Board of American Federal Bank from 1994 until April 1999. In addition, he has acted as a Board Member for the Pine Street YMCA and the Mary Black Hospital Advisory Committee and was Chairman of the Board for Child Evangelism Fellowship, a non-profit Christian Ministry.

         William A. Hudson, Class I director, is vice chairman of Diversco, Inc., an outsourcing and contract services business located in Spartanburg. Since 1969, Mr. Hudson has held various positions with Diversco, including chairman and chief executive officer. He graduated from Clemson University in 1957 with a bachelor of science degree in education. Mr. Hudson played professional football for the San Diego Chargers, Boston Patriots, and Montreal Alouettes from 1957 until 1963. Mr. Hudson remains an active member of the business community maintaining an ownership interest in several real estate entities. He served on the Wachovia Bank advisory board from 1995 until May 1999. Mr. Hudson is a member St. Paul United Methodist Church, S.C. Athletic Hall of Fame, and the Clemson University Athletic Hall of Fame. He currently serves on the board of directors for the Spartanburg Regional Medical Center Heart Center.

         Robert (Bob) W. Murdoch, Jr., is senior vice president, city executive and compliance officer of First National Bank of Spartanburg. He has over 30 years of experience in the financial services industry. Mr. Murdoch was Vice President and Executive Officer with Spartanburg National Bank (Regions Bank) from August 1988 until February 2000, when he resigned to join First National Bank of Spartanburg. From 1980 until 1988, he was Vice-Presdient and Regional Consumer Banking Manager with Southern Bank (First Union). From 1970 until 1980, Mr. Murdoch was Assistant Vice-President and Branch Manager with South Carolina National Bank. Mr. Murdoch is a 1987 graduate of the Banker's School of the South at Louisiana State University. Mr. Murdoch currently serves on the Board of Directors of the American Institute of Banking and also serves as a Board member of the Cancer Association of Spartanburg and Cherokee County. Mr. Murdoch is also a member of Spartanburg Area Chamber of Commerce and Home Builders Association.

         Kitty B. Payne, CPA, is the senior vice president and chief financial officer of First National Bancshares, Inc. and First National Bank of
Spartanburg. Because we will be a new bank, we must obtain approval from the Office of the Comptroller of the Currency for the appointment of all executive officers, and we have recently requested approval for Ms. Payne. Ms. Payne was most recently employed with KPMG Peat Marwick, LLP as a senior tax manager from 1992 until November 1999 where she worked extensively with community banks in the Carolinas. Ms. Payne received her bachelors degree in financial management and accounting from Clemson University in 1992. She has been active with the United Way of Greenville, South Carolina and Junior Achievement of Greenville, South Carolina.

         Norman F. Pulliam, Class I director and chairman of the board, has been the owner and president of Pulliam Investment Company, Inc., a real estate development and property management company, since 1971. Mr. Pulliam holds a real estate broker's license in South Carolina and North Carolina. He has extensive real estate experience and has developed, owned, and managed several office buildings, apartments, condominiums, retirement communities, assisted living facilities, and commercial land developments. He graduated from Clemson University in 1964 with a bachelor of science degree in industrial management, and received his Masters of Business Administration from Harvard University in 1967. Mr. Pulliam has served as chairman of the South

Carolina Manufactured Housing Board, co-chairman of the Spartanburg Development Council, chairman of the Piedmont Chapter of the American Red Cross, chairman of the Spartanburg Convention and Visitors Bureau, president of the Spartanburg Boy's Home, and was a member of Clemson University's board of visitors. He was also a director for Morgan Bank & Trust Company of Spartanburg and the Spartanburg Area Chamber of Commerce. Mr. Pulliam currently serves as chairman of the board of commissioners for the South Carolina School for the Deaf and Blind, and trustee of the Foundation for the Multihandicapped, Blind, and Deaf of South Carolina.

         Peter E. Weisman, Class II director, is an owner and managing member of Peter Weisman / Kinney Hill Associates, LLC, a real estate development company established in 1989 and located in Spartanburg. Mr. Weisman has also been a general partner of P & J Realty Co., a real estate development company located in New York, New York, since 1969. He graduated from the University of Pennsylvania in 1961 with a degree in architecture. Mr. Weisman is an AIA licensed architect and an active member of the Society of 1921 Spartanburg Regional Foundation.

         Donald B. Wildman, Class II director, is a managing partner of the law firm of Johnson, Smith, Hibbard, and Wildman, LLP. Mr. Wildman has been a transactions attorney with the firm since 1974. He maintains an active role in the business community with ownership interests in several real estate properties in the Spartanburg area. He graduated from Wofford College in 1971 with a bachelor of arts degree, and received his juris doctor from the University of South Carolina School of Law in 1974. Mr. Wildman is licensed as an attorney and title insurance agent in South Carolina. He served on the local advisory board for NationsBank from 1991 until April 1999, currently is an active member of the Spartanburg County Home Builders Association, the Spartanburg County Historical Association, and a member and elder of Westminster Presbyterian Church of Spartanburg. Mr. Wildman is currently chairman of the City of Spartanburg Board of Architectural Design and Historical Review.

         Coleman L. Young, Jr., Class III director, has been the president of CLY, Inc., a dry cleaning business located in Spartanburg, since 1994. Mr. Young also serves as property manager for Coleman Young Family Limited Partnership, a real estate development company, and chairman of Upward Unlimited, a non-profit ministry. Mr. Young graduated from Clemson University in 1979 with a bachelor of science degree. Mr. Young served on the advisory board of First Union Bank in Spartanburg from 1995 until May 1999 and is a former board member of the Better Business Bureau of the Foothills. He is currently an active member of First Baptist Church of Spartanburg.

         David H. Zabriskie, is our senior vice president, chief lending officer and CRA. Officer. He has over 15 years experience in the financial services industry. Mr. Zabriskie was first vice president and commercial lending manager with American Federal Bank (CCB Financial) from September 1995 until December 1999. Mr. Zabriskie has also served as a bank examiner for the Office of the Comptroller of the Currency and the Office of Thrift Supervision. Mr. Zabriskie received his bachelor's degree in business administration from Furman University in 1984. Mr. Zabriskie is an active member of the Spartanburg Area Chamber of Commerce, the Junior Achievement, the Board of Trustees for the Walker
Foundation (School for the Deaf and Blind), the Spartanburg Downtown Rotary Club, and the Arts Partnership of Spartanburg County.

Item 10.  Executive Compensation
---------------------------------

         The following table shows the cash compensation we paid to our chief executive officer and president for the year ended December 31, 1999.

                           Summary Compensation Table


                                                                                             Long Term
                                                       Annual Compensation              Compensation Awards
                                                -----------------------------------     --------------------
                                                                       Other Annual     Number of Securities
Name and Principal Position          Year       Salary       Bonus     Compensation      Underlying Options
---------------------------          ----       ------       -----     ------------      ------------------

Jerry L. Calvert                     1999    $76,685.60       ---    $ -0-                      ---
    Chief Executive Officer and
    President

Employment Agreements

         We have entered into an employment agreement with Jerry L. Calvert for a three-year term, pursuant to which serves as the president, the chief executive officer, and a director of both our company and our subsidiary bank. Mr. Calvert will be paid an initial salary of $99,500, plus his family medical insurance premium. His salary will increase to $110,000 per year on the day the bank opens for business. The board of directors may increase Mr. Calvert's salary above this level, but not below it. He is entitled to receive a bonus of $10,000 upon the opening of the bank and will be eligible to receive an annual bonus of up to 5% of the net pre-tax income of our bank, if the bank meets performance goals set by the board. He will be eligible to participate in any management incentive program of the bank or any long-term equity incentive program and will be eligible for grants of stock options and other awards thereunder. Upon approval of our stock incentive plan by our bank regulators, Mr. Calvert will be granted options to purchase a number of shares of common stock equal to 5% of the number of shares sold in this offering, or 60,000 shares. These options will vest over a five-year period and will have a term of ten years. Additionally, Mr. Calvert will participate in the bank's retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

         Mr. Calvert's employment agreement also provides that following termination of his employment and for a period of twelve months thereafter, he may not (a) compete with the company, the bank, or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within radius of thirty miles from the main office of the company or any branch office of the company, (b) solicit major customers of the bank for the purpose of providing financial services, or (c) solicit employees of the bank for employment. If Mr. Calvert terminates his employment for good cause as that term is defined in the employment agreement or if he is terminated following a change in control of the bank as defined in the agreement, he will be entitled to severance compensation of his then current monthly salary for a period of 12 months, plus accrued bonus, and all outstanding options and incentives shall vest immediately.

Director Compensation

         Neither the company nor the bank paid directors' fees during the last fiscal year.

                          Security Ownership of Certain
                        Beneficial Owners and Management

General

         The following table shows how much common stock in the company is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 15, 2000. In addition, each organizer received a warrant to purchase two shares of common stock at a purchase price of $10.00 per share for every share three shares purchased by that organizer in the offering, for a total of 313,333 shares. The warrants, which are represented by separate warrant agreements, will vest over a three year period beginning one year from the date of completion of the offering and will be exercisable in whole or in part during the ten year period following that date

         Name of Beneficial Owner                      Number(1)       Percent
         ------------------------                      ---------       -------
         C. Dan Adams                                    50,000         4.17%
         Mellnee G. Buchheit                             30,000         2.50%
         Jerry L. Calvert                                30,000         2.50%
         Martha C. Chapman                               20,000         1.67%
         W. Russel Floyd, Jr.                            30,000         2.50%
         Dr. C. Tyrone Gilmore, Sr.                      10,000         0.83%
         Dr. Gaines W. Hammond, Jr.                      60,000         5.00%
         Benjamin R. Hines                               42,000         3.50%
         William A. Hudson                               60,000         5.00%
         Kitty B. Payne                                   1,500         0.13%
         Norman F. Pulliam                               60,000         5.00%
         Peter E. Weisman                                33,000         2.75%
         Donald B. Wildman                               20,000         1.67%
         Coleman L. Young, Jr.                           25,000         2.08%
         David H. Zabriskie                                 200         0.02%
         All directors and executive officers           471,700        39.31%
         as a group (15 persons)


(1)      Includes shares for which the named person:

o        has sole voting and investment power,
o        has shared voting and investment power with a spouse or other person,
o or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

Does not include shares that may be acquired by exercising options or warrants because no options or warrant are exercisable within the next 60 days.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         We enter into banking and other transactions in the ordinary course of business with our directors, and officers and their affiliates. It is our policy, that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank's lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

Item 13.   Exhibits, List and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

1.1 Form of Sales Agency Agreement between First National Bancshares and J.C. Bradford and Company (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1. See Exhibits 3.1 and 3.2 for provisions in First National Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1. Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2.    Form of Stock Warrant  Agreement  (incorporated by reference to Exhibit
         10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3. Line of Credit Promissory Note dated June 29,1999 between The Banker's Bank and First National Bank of Spartanburg (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-70589).

10.4. Purchase and Sale Agreement dated June 8, 1999 between First National Bancshares, Inc. and HBJ Properties (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5. Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to
         Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

10.6. Form of Escrow Agreement between First National Bancshares, Inc. and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-70589).

10.7. Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.8.    Form of Stock Warrant  Agreement  (incorporated by reference to Exhibit
         10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.9. Line of Credit Promissory Note dated June 29,1999 between The Banker's Bank and First National Bank of Spartanburg (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-70589).

10.10. Purchase and Sale Agreement dated June 8, 1999 between First National Bancshares, Inc. and HBJ Properties (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-70589).

10.11. Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to
         Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

10.12. Form of Escrow Agreement between First National Bancshares, Inc. and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-70589).

27.1     *Financial Data Schedule (for electronic filing purposes).

The exhibits listed above will be furnished to any security holder upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National
Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina 29304. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.

(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 1999.

---------------------------
         *Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           FIRST NATIONAL BANCSHARES, INC.

Date:   March  29, 2000                    By: /s/ Jerry L. Calvert
       ---------------------               -------------------------------------
                                           President and Chief Executive Officer


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry L. Calvert and Norman F. Pulliam as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant  to  the  requirements  of   the Securities  Act  of   1933,  this
Registration Statement has been signed by the following in the capacities and on the dates indicated.

Signature                                Title                              Date
---------                                -----                              ----

/s/ C. Dan Adams                         Director                           March 29, 2000
-----------------------------------
C. Dan Adams

/s/ Mellnee G. Buchheit                  Director                           March 29, 2000
-----------------------------------
Mellnee G. Buchheit

/s/ Jerry L. Calvert                     Director,                          March 29, 2000
-----------------------------------      President,
Jerry L. Calvert                         Chief Executive Officer


/s/ Martha Cloud Chapman                 Director                           March 29, 2000
-----------------------------------
Martha Cloud Chapman

/s/ W. Russel Floyd, Jr.                 Director                           March 29, 2000
-----------------------------------
W. Russel Floyd, Jr.


/s/ C. Tyrone Gilmore, Sr.               Director                           March 29, 2000
-----------------------------------
C. Tyrone Gilmore, Sr.


/s/ Gaines W. Hammond, Jr., MD           Director                           March 29, 2000
-----------------------------------
Gaines W. Hammond, Jr., M.D.



/s/ Benjamin R. Hines                    Director                           March 29, 2000
-----------------------------------
Benjamin R. Hines

/s/ William A. Hudson                    Director                           March 29, 2000
-----------------------------------
William A. Hudson

/s/ Kitty B. Payne                       Chief Financial Officer,           March 29, 2000
-----------------------------------      Principal Financial and Accounting
Kitty B. Payne                           Officer


/s/ Norman F. Pulliam                    Director, Chairman                 March 29, 2000
-----------------------------------      of the Board
Norman F. Pulliam


/s/ Peter E. Weisman                     Director                           March 29, 2000
-----------------------------------
Peter E. Weisman

/s/ Donald B. Wildman                    Director                           March 29, 2000
-----------------------------------
Donald B. Wildman

/s/ Coleman L. Young, Jr.                Director                           March 29, 2000
-----------------------------------
Coleman L. Young, Jr.


                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

1.1 Form of Sales Agency Agreement between First National Bancshares and J.C. Bradford and Company (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1. See Exhibits 3.1 and 3.2 for provisions in First National Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.13. Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.14.   Form of Stock Warrant  Agreement  (incorporated by reference to Exhibit
         10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.15. Line of Credit Promissory Note dated June 29,1999 between The Banker's Bank and First National Bank of Spartanburg (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-70589).

10.16. Purchase and Sale Agreement dated June 8, 1999 between First National Bancshares, Inc. and HBJ Properties (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-70589).

10.17. Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to
         Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

10.18. Form of Escrow Agreement between First National Bancshares, Inc. and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-70589).

27.1     *Financial Data Schedule (for electronic filing purposes).


        --------------------------
         *Filed herewith