Form 10QSB
period 2000-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2000-05-15
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                           58-2466370
     (State of Incorporation)            (I.R.S. Employer Identification No.)

                 451 E. St. John Street
             Spartanburg, South Carolina                    29302
     ----------------------------------------             -------
     (Address of principal executive offices)             (Zip Code)

                                  864-948-9001
                           --------------------------
                               (Telephone Number)

                                 Not Applicable
                      --------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares outstanding on May 10, 2000

      Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                     --     --

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet

                                 March 31, 2000
                                   (unaudited)

           Assets

Cash and cash equivalents                                                   $      295,359
Federal funds sold                                                              10,450,000
Loans, net                                                                       1,405,358
Premises and equipment, net                                                        725,707
Other                                                                              371,953
                                                                            --------------

         Total assets                                                       $   13,248,377
                                                                            ==============

   Liabilities and Shareholders' Equity

Liabilities:
   Deposits                                                                 $   1,661,359
   Accounts payable and accrued expenses                                           35,544
                                                                            -------------
         Total liabilities                                                  $   1,696,903
                                                                            -------------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                      -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 shares issued and outstanding                    $      12,000
   Additional paid-in capital                                                  11,791,311
   Retained earnings/(deficit)                                                   (251,837)
                                                                            -------------
         Total shareholders' equity                                         $  11,551,474
                                                                            =============

         Total liabilities and shareholders' equity                         $  13,248,377
                                                                            =============


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Operations
                    For the three months ended March 31, 2000
                                   (unaudited)

Interest income:
    Loans                                               $             784
    Investment securities                                         126,897
    Federal funds sold                                             33,291
                                                                ---------

    Total interest income                               $         160,972
                                                                ---------

Interest expense:
    Line of credit                                      $           6,481
    Deposits                                                          552
                                                                ---------

    Total interest expense                                          7,033
                                                                ---------

Net interest income                                               153,939
                                                                ---------

Provision for loan losses                                          14,196
                                                                ---------

Net interest income after provision for loan losses               139,743
                                                                ---------

Noninterest expense:
   Salaries and employee benefits                                 121,901
   Professional fees                                               13,105
   Insurance                                                        3,888
    Occupancy and equipment expense                                17,345
   Telephone and supplies                                           7,273
   Other                                                           15,122
                                                               ----------

   Total noninterest expense                                      178,634

Loss before income taxes                                          (38,891)
                                                               ----------
Provision for income taxes                                              0
                                                               ----------
         Net loss                                                 (38,891)
                                                               ==========



See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Shareholders' Equity
                    For the three months ended March 31, 2000
                                   (unaudited)


                                                 Common Stock              Additional        Retained          Total
                                       ----------------------------------    Paid-In        Earnings/       Shareholders
                                           Shares              Amount        Capital        (Deficit)          Equity
                                           -------             ------      ----------       ----------      -------------

Balance, December 31, 1999                $        10       $        --    $       100     $    (212,946)   $    (212,846)


Redemption of stock from organizer                (10)                            (100)                              (100)

Proceeds from sale of stock, net of
  Offering costs of  $196,689               1,200,000            12,000     11,791,311                         11,803,311

Net loss                                                                                          (38,891)        (38,891)


Balance, March 31, 2000                     1,200,000        $   12,000    $11,791,311      $    (251,837)  $  11,551,474
                                            =========         =========     ===========    ================  =============






See accompanying notes to financial statements.



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                    For the three months ended March 31, 2000
                                   (unaudited)

Cash flows from operating activities:

   Net income (loss)                                                                              $        (38,891)
    Adjustments to reconcile net loss to cash provided by operating activities:
    Provision for loan losses                                                                               14,196
    Depreciation                                                                                             6,945
    Discount accretion                                                                                    (126,901)
   Changes in deferred and accrued amounts:

     Prepaid expenses and other assets                                                                      61,297
     Accrued expenses and other liabilities                                                                 28,290
                                                                                                          --------

         Net cash used by operating activities                                                   $         (55,064)
                                                                                                          --------

Cash flows from investing activities:

   Purchases of investment securities                                                            $     (34,269,732)
   Proceeds from maturity of investment securities                                                      45,594,000
   Net (increase) decrease in loans                                                                     (1,419,554)
   Net purchases of premises and equipment                                                                (690,932)
    Purchase of investment in Federal Reserve Bank stock                                                  (330,000)
                                                                                                       -----------

         Net cash provided by investing activities                                              $        8,883,782
                                                                                                       -----------

Cash flows from financing activities:

   Proceeds from sale of stock, net of stock offering costs                                     $         519,261
   Redemption of stock of organizer
                                                                                                             (100)

   Repayment of line of credit                                                                           (390,000)
   Net increase in deposits                                                                             1,661,359
                                                                                                       ----------

         Net cash provided by financing activities                                              $       1,790,520
                                                                                                       ----------

         Net increase in cash and cash equivalents                                              $      10,619,238

Cash and cash equivalents at beginning of period                                                          126,121
                                                                                                       ----------

Cash and cash equivalents, end of period                                                        $      10,745,359
                                                                                                       ----------


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2000

Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the 1999 Form 10K-SB filed with the Securities and Exchange Commission and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold". Cash paid for interest during the three months ended March 31, 2000 totaled $6,741.

Overview

       First National Bancshares, Inc. ("the Company") was incorporated to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg ("the Bank"), an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina. Since our inception on July 14, 1999, as a South Carolina corporation, we have engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our subsidiary, First National Bank of Spartanburg, to commence business as a financial institution.

Common Stock

        On November 10, 1999, we commenced our public offering of 1,200,000 shares of our common stock at $10 per share, which we closed on February 10, 2000. The offering raised $11,803,311, net of sales expenses and commissions. Our directors and executive officers purchased 471,700 shares of common stock at $10 per share, for a total of $4,717,000. Upon purchase of these shares, we issued stock warrants to the organizers to purchase an additional 313,333 shares of common stock for $10 per share.

       We capitalized the bank with $11 million of the proceeds on March 27, 2000. The Company will retain the balance of the proceeds and intends initially to invest it in United States government securities or as a deposit with the Bank. In the long-term, the Company will use these sums for working capital and other general corporate purposes, including payments of expenses of the company and the provision of additional capital for the Bank, if necessary. The Bank opened for business on March 27, 2000.

Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

       Until the Bank opened for business on March 27, 2000, the Company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the Company devoted substantially all of its efforts to establishing a new business. When the Bank opened on March 27, 2000, certain reclassifications and adjustments were made to the financial statements to reflect that the Company is now accounted for as an operating company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following is a discussion of the Company's financial condition as of and for the period ended March 31, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

Financial Condition

         First National Bancshares was organized on July 14, 1999, and its initial principal activities have been related to its organization, conducting its initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board. We closed our initial public offering on February 10, 2000, after selling 1,200,000 shares and raising $11,803,311. The Bank opened for business on March 27, 2000.

         At March 31, 2000, the Company had total assets of $13,248,377, consisting principally of federal funds sold of $10,450,000; loans, net of loan loss allowance, of $1,405,358; property, at cost less accumulated depreciation, of $725,707; other assets of $371,953, including an investment in Federal Reserve Bank stock required by law; and cash of $295,359. The Company currently expects that it will have sufficient cash flow to fund ongoing operations and the Company does not expect to raise any additional funds in the next 12 months.

         The Company's liabilities at March 31, 2000 were $1,696,903, consisting
of  deposits,   accrued  expenses  and  other   liabilities.   The  Company  had
shareholders' equity of $11,551,474 at March 31, 2000.

         First National Bancshares had a net loss of $38,891 for the three months ended March 31, 2000, or a net loss of $.03 per share based on the 1,200,000 shares outstanding as of March 31, 2000. This loss resulted primarily from expenses incurred in connection with activities related to the organization of First National Bancshares and First National Bank of Spartanburg. These regulatory activities included preparing and filing an application with the Office of the Comptroller of the Currency and the FDIC to charter First National Bank of Spartanburg and to obtain deposit insurance, preparing an application with the Federal Reserve Board for approval of First National Bancshares to acquire all of the capital stock of First National Bank of Spartanburg, and responding to questions and providing additional information to the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board in connection with the application process. We also prepared a prospectus and filed a registration statement with the Securities and Exchange Commission to sell First National Bancshares' common stock; held meetings and discussions among various organizers regarding various preopening issues; hired qualified personnel to work for First National Bank of Spartanburg; conducted public relations activities on behalf of First National Bank of Spartanburg; developed prospective business contacts for First National Bank of Spartanburg and First National Bancshares; and took other actions necessary for a successful bank opening. The Company believes that it is adequately staffed and does not expect to hire significant number of employees during the next 12 months. The Company incurred a total of $402,480 in organizational expenses from inception (July 14, 1999) to the Bank's opening date. Because the Bank did not open until March 27, 2000, it has had minimal operations from which to generate revenues.

         The Bank generated in excess of $1.5 million in deposits between its opening date and March 31, 2000 and has placed the bulk of the funds it raised in the stock offering in federal funds sold until the Bank begins to generate loans. Since principal banking operations only commenced on March 27, 2000, a more detailed discussion of the Bank's results of operations is not meaningful. The Bank expects to generate significant amounts of deposits and loans during the next 12 months.

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

           (b)   Not applicable

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

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

10.7     First National Bancshares, Inc. 2000 Stock Incentive Plan.*

23.1.    Consent of Independent Public Accountants (incorporated by reference to
         Exhibit 23.1 the Registration Statement on Form SB-2, File No. 333-70589).

23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. appears in its opinion filed as Exhibit 23.2 incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

24.1 Power of Attorney filed as part of the signature page to the Registration Statement (incorporated by reference to Exhibit 24.1 of the Registration Statement on Form SB-2, File No. 333-70589).

27.1     Financial Data Schedule (for electronic filing purposes).*

     (b)   Reports on Form 8-K

               None.

      --------------------
      *  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST NATIONAL BANCSHARES, INC.


Date:  May 15, 2000                    By: /s/ Jerry L. Calvert
                                           ---------------------------------
                                           Jerry L. Calvert
                                           Chief Executive Officer

Date:  May 15, 2000                   By: /s/  Kitty B. Payne
                                          -----------------------------------
                                            Kitty B. Payne
                                            Chief Financial Officer

                                  EXHIBIT INDEX

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

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1 Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2     Form of Stock Warrant  Agreement  (incorporated by reference to Exhibit
         10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3 Line of Credit Promissory Note dated June 29,1999 between The Banker's Bank and First National Bank of Spartanburg (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-70589).

10.4 Purchase and Sale Agreement dated June 8, 1999 between First National Bancshares, Inc. and HBJ Properties (incorporated by reference to
         Exhibit 10.4 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5 Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to
         Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

10.6 Form of Escrow Agreement between First National Bancshares, Inc. and The Bankers Bank (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-70589).

10.7     First National Bancshares, Inc. 2000 Stock Incentive Plan.*

23.1.    Consent of Independent Public Accountants (incorporated by reference to
         Exhibit 23.1 the Registration Statement on Form SB-2, File No. 333-70589).

23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. appears in its opinion filed as Exhibit 23.2 incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

24.1. Power of Attorney filed as part of the signature page to the Registration Statement (incorporated by reference to Exhibit 24.1 of the Registration Statement on Form SB-2, File No. 333-70589).

27.1     Financial Data Schedule (for electronic filing purposes).*

         ---------------
         * Filed herewith