Form 10QSB
period 2000-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2000-08-14
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                                   58-2466370
-----------------------------------       --------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

                451 E. St. John Street
            Spartanburg, South Carolina                     29302
   -----------------------------------------          -----------------------
    (Address of principal executive offices)              (Zip Code)

                                  864-948-9001
                          ----------------------------
                               (Telephone Number)

                                 Not Applicable
                   -----------------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,200,000 shares outstanding on August 1, 2000

      Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                      ---    ---

                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.............................3

          Consolidated Statements of Operations - For the three months ended June 30, 2000 and six months ended June 30, 2000........................................................4

          Consolidated Statement of Changes in Shareholders' Equity

              Six months ended June 30, 20000...........................................................5

          Consolidated Statement of Cash Flows - Six months ended June 30, 2000.........................6

          Notes to Consolidated Financial Statements....................................................7-8

Item 2.  Management's Discussion and Analysis of Financial Conditional and Results of Operations........8-9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................10

Item 2.  Changes in Securities and Use of Proceeds......................................................10

Item 3.  Defaults Upon Senior Securities................................................................10

Item 4. Submission of Matters to a Vote of Security Holders.............................................10

Item 5.  Other Information..............................................................................10

Item 6. Exhibits and Reports on Form 8-K................................................................10

(a)       Exhibits......................................................................................10

(b)       Reports on Form 8-K...........................................................................10


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                                         December 31, 1999
                                                                                                          Development stage
                                                                                   June 30, 2000             enterprise
                                                                                   (unaudited)                (audited)
                                                                                   -------------       ------------------


              Assets

Cash and cash equivalents                                                           $         703,997       $         126,121
Federal funds sold                                                                         11,610,000                       -
Investment securities                                                                               -              11,197,367
Securities available for sale                                                               3,267,248                       -
Loans, net                                                                                 11,667,733                       -
Premises and equipment, net                                                                 1,294,603                  41,720
Deferred stock offering costs                                                                       -                  80,980
Other                                                                                         502,550                  22,270
                                                                                    -----------------       -----------------

         Total assets                                                               $      29,046,131       $      11,468,458
                                                                                    =================       =================

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits                                                                        $      17,507,237       $               -
    Line of credit                                                                                  -                 390,000
    Stock subscription deposits                                                                     -              11,284,050
    Accounts payable and accrued expenses                                                     195,670                   7,254
                                                                                    -----------------       -----------------
               Total liabilities                                                    $      17,702,907       $      11,681,304
                                                                                    -----------------       -----------------


Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                  -                       -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 and 10 shares issued and outstanding                                12,000                       -
   Additional paid-in capital                                                              11,791,311                     100
   Retained earnings/(deficit)                                                               (460,087)               (212,946)
                                                                                    ------------------      ------------------
         Total shareholders' equity                                                 $      11,343,224       $        (212,846)
                                                                                    =================       ==================

         Total liabilities and shareholders' equity                                 $      29,046,131       $      11,468,458
                                                                                    =================       =================


See accompanying notes to financial statements.



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                             Three months ended June   Six months ended June
                                                                                     30, 2000                 30, 2000

Interest income:
    Loans                                                                    $            185,655      $         186,439
    Investment securities                                                                  37,025                163,922
    Federal funds sold                                                                    178,935                212,226
                                                                             ---------------------     -----------------

    Total interest income                                                                 401,615                562,587
                                                                             --------------------      -----------------

Interest expense:
    Line of credit                                                                              -                  6,481
    Deposits                                                                              166,673                167,225
                                                                             --------------------      -----------------

    Total interest expense                                                                166,673                173,706
                                                                             --------------------      -----------------

Net interest income                                                                       234,942                388,881
                                                                             --------------------      -----------------

Provision for loan losses                                                                 103,660                117,856
                                                                             --------------------      -----------------

Net interest income after provision for loan losses                                       131,281                271,025
                                                                             --------------------      -----------------

Noninterest income

                                                                                            2,741                  2,741

Noninterest expense:
   Salaries and employee benefits                                                         168,189                290,090
   Professional fees                                                                       30,890                 43,981
    Data processing                                                                        12,928                 19,480
    Public relations                                                                       37,916                 37,916
    Occupancy and equipment expense                                                        43,830                 61,175
   Telephone and supplies                                                                  19,033                 26,305
   Other                                                                                   29,486                 41,960
                                                                             --------------------      -----------------

   Total noninterest expense                                                              342,272                520,907

Loss before income taxes                                                                 (208,250)              (247,141)
                                                                             ---------------------     ------------------

Provision for income taxes                                                                      -                      -
                                                                             --------------------      -----------------

         Net loss                                                            $           (208,250)     $        (247,141)
                                                                             =====================     ==================

               Basic loss per share                                                           .17                    .21


                Weighted average shares outstanding                                     1,200,000              1,200,000

See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Shareholders' Equity

                     For the six months ended June 30, 2000
                                   (unaudited)

                                                                          Additional      Retained         Total
                                                  Common Stock              Paid-In       Earnings/      Shareholders
                                            Shares            Amount       Capital        (Deficit)         Equity
                                            ------            ------     ----------       ---------      -----------


Balance, December 31, 1999                     10     $       --             $100     $  (212,946)    $   (212,846)


Redemption of stock from organizer            (10)                           (100)                            (100)

Proceeds from sale of stock, net of
  offering costs of  $196,689             1,200,000         12,000     11,791,311                       11,803,311


Net loss                                                                                  (247,141)       (247,141)


Balance at  June 30, 2000                  1,200,000   $    12,000    $11,791,311    $    (460,087)    $11,343,224
                                       ============= =============    ===========    ==============    ===========


See accompanying notes to financial statements.



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                     For the six months ended June 30, 2000
                                   (unaudited)


Cash flows from operating activities:
  Net income (loss)                                                                            $        (247,141)
    Adjustments to reconcile net loss to cash provided by operating activities:
    Provision for loan losses                                                                             117,856
    Depreciation                                                                                           20,087
    Discount accretion                                                                                   (128,848)
   Changes in deferred and accrued amounts:

     Prepaid expenses and other assets                                                                    (69,300)
     Accrued expenses and other liabilities                                                               188,416
                                                                                                -----------------

         Net cash used by operating activities                                                  $        (118,930)

Cash flows from investing activities:

   Purchases of investment securities                                                           $     (34,269,732)
   Proceeds from maturity of investment securities                                                     45,594,000
   Purchases of securities available for sale                                                          (3,265,301)
   Net (increase) decrease in loans                                                                   (11,785,589)
   Net purchases of premises and equipment                                                             (1,272,970)
    Purchase of investment in Federal Reserve Bank stock                                                 (330,000)
                                                                                                ------------------

         Net cash provided by investing activities                                              $      (5,329,592)

Cash flows from financing activities:

   Proceeds from sale of stock, net of stock offering costs                                     $         519,261
   Redemption of stock of organizer                                                                          (100)
   Repayment of line of credit                                                                           (390,000)
   Net increase in deposits                                                                            17,507,237
                                                                                                -----------------

         Net cash provided by financing activities                                              $      17,636,398

         Net increase in cash and cash equivalents                                              $      12,187,876

Cash and cash equivalents at beginning of period                                                $         126,121
                                                                                                -----------------

Cash and cash equivalents, end of period                                                        $      12,313,997
                                                                                                =================




See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2000

Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the 1999 Form 10K-SB filed with the Securities and Exchange Commission and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." Cash paid for interest during the six months ended June 30, 2000 totaled $48,411.

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

       Until March 27, 2000, the Company engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare its subsidiary, the Bank, to commence business as a financial institution. The Bank is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

       The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2000 and for the three and six-month periods ending June 30, 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 and the Company's Annual
Report on Form 10K-SB for 1999 as filed with and declared effective by the Securities and Exchange Commission.

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

Basic Loss Per Share

       Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding. Stock options outstanding are not dilutive; therefore, only basic net loss per share is presented.

Stock Option Plan

         On March 6, 2000, the Board of Directors of the Company adopted a stock incentive plan for the benefit of the directors, officers, and employees of the Company and the Bank. The Company's shareholders approved the plan at the annual shareholders meeting on May 4, 2000. Under the plan, the Company may grant up to 180,000 shares of common stock options at an option price per share not less than the fair market value on the date of grant. On March 27, 2000, the Company granted options to purchase 90,000 shares to members of the Bank's senior management group. These options expire 10 years from the grant date and are subject to various vesting schedules. The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         The following is a discussion of the Company's financial condition as of and for the period ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Financial Condition

         At June 30, 2000, the Company had total assets of $29.0 million, consisting principally of loans, net of loan loss allowance, of $11.7 million; federal funds sold of $11.6 million; securities available for sale of $3.3 million; and property, at cost less accumulated depreciation, of $1.3 million. At June 30, 2000, the Bank's loan portfolio consisted primarily of $8.0 million of commercial real estate loans, $2.6 million of commercial business loans, and $1.5 million of consumer and home equity loans. The Bank plans to continue to decrease its investment portfolio and to increase its loan portfolio. The primary source of funding the Bank's loan portfolio is the maturity of investment securities and deposits that are acquired.

         The  Company's  liabilities  at  June  30,  2000  were  $17.7  million, consisting principally of deposits of $17.5 million. The $17.5 million in deposits consisted primarily of $13.8 million in certificates of deposit, $1.8 million of money market accounts and $1.6 million in checking accounts, of which 47% are business accounts.

         Total shareholders' equity increased from ($212,846) at December 31, 1999 to $11.3 million at June 30, 2000. The Company currently expects that it will have sufficient cash flow to fund ongoing operations and the Company does not expect to raise any additional funds in the next 12 months.

         Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-deposit ratio, which was at 67% at June 30, 2000.

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, management expects its capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

Results of Operations

         The Company incurred a net loss of $247,141 for the six month period ended June 30, 2000, or a net loss of $.21 per share based on the 1.2 million shares outstanding as of June 30, 2000 compared to a net loss of $208,250 for the three month period ended June 30, 2000. Prior to opening the Bank on March 27, 2000, the Company was involved in activities related to the organization of First National Bancshares and First National Bank of Spartanburg including obtaining the required regulatory approvals, hiring qualified personnel, implementing operating procedures and taking other actions necessary for a successful bank opening. These activities contributed to the loss incurred for the six month period ended June 30, 2000. The Company incurred a total of $402,480 in organizational expenses from inception (July 14, 1999) to the Bank's opening date, of which $156,457 was incurred during the six month period ended June 30, 2000. These costs were expensed when incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

         Included in the loss of $247,141 for the six month period ended June 30, 2000 is a non-cash expense of $117,856 related to the provision for loan loss. The loan loss reserve was $117,856 as of June 30, 2000 or 1.0% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At June 30, 2000, there were no nonperforming loans and the Company has had no net charge-offs since commencing operations.

         The Bank incurred noninterest expense of $520,907 for the six month period ended June 30, 2000, consisting primarily of $290,090 of salaries and benefits. Noninterest expense for the three month period ended June 30, 2000, totaled $342,272. This was primarily attributable to salaries and benefits of $168,189.

         Net interest income is the largest component of the Company's income and was $388,881 for the six month period ended June 30, 2000. Interest income for the six month period ended June 30, 2000 includes $147,517 earned on stock subscription deposits received prior to opening the Bank. The remainder of interest income for the six month period ended June 30, 2000 includes $186,439 on loans; and $228,631 on investments and federal funds sold. The higher level of investment income resulted from the Bank's high level of liquidity as the Bank began to originate loans. Interest expense for the six month period ended June 30, 2000 includes $6,481 related to the line of credit the Company used to fund organizational expenses incurred prior to opening the Bank. The remainder of interest expense of $167,225 was related to deposit accounts.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of shareholders was held on May 4, 2000 to elect five members to the Board of Directors and to consider a proposal to approve the Company's 2000 stock incentive plan.

           There were five members up for election to the Board of Directors. The nominated directors were Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, William A. Hudson and Norman F. Pulliam.The number of votes for the election of the directors was as follows: For Ms. Buchheit - 900,530; for Mr. Calvert - 900,530; for Mr. Floyd - 900,530; for Mr. Hudson - 900,530; for Mr. Pulliam - 900,530;withhold authority for Ms. Buchheit - 500; withhold authority for Mr. Calvert - 500; withhold authority for Mr. Floyd - 500; and withhold authority for Mr. Hudson - 500; withhold authority for Mr. Pulliam - 500; and 2,300 votes abstained from voting.

           The shareholders of the Company approved the Company's 2000 stock incentive plan. The number of votes for the approval of the Plan was 885,730. The number of votes against the Plan was 10,200 and 7,400 abstained from voting.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

     (a)          Exhibits

Exhibit
Number            Description

27.1        *Financial Data Schedule (for electronic filing purposes)

     (b)   Reports on Form 8-K

               None.


      *Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST NATIONAL BANCSHARES, INC.


Date:  August 10, 2000                 By: /s/ Jerry L. Calvert
                                           -------------------------------------
                                               Jerry L. Calvert
                                               Chief Executive Officer

Date:  August 10, 2000                 By: /s/ Kitty B. Payne
                                          --------------------------------------
                                               Kitty B. Payne
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
--------                   -----------

27.1                Financial Data Schedule (for electronic filing purposes).*



---------------------------------------------------------------------
     *   Filed herewith