Form 10QSB
period 2000-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2000-11-14
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to _______

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                                58-2466370
     --------------------------           -------------------------------------
    (State of Incorporation)               (I.R.S. Employer Identification No.)

                451 E. St. John Street
            Spartanburg, South Carolina                      29302
    --------------------------------------------         ---------------
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

                                    YES X     NO
                                       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,200,000 shares of common stock, $0.01 par value per share, outstanding on November 1, 2000

         Transitional Small Business Disclosure Format (check one): YES   NO X
                                                                       --   --

                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 2000 and
              December 31, 1999................................................3

          Consolidated Statements of Operations - For the three months ended
              September 30, 2000 and nine months ended September 30, 2000......4

          Consolidated Statement of Changes in Shareholders' Equity
              Nine months ended September 30, 2000.............................5

          Consolidated Statement of Cash Flows - Nine months ended
             September 30, 2000................................................6

          Notes to Consolidated Financial Statements.........................7-8

Item 2.  Management's Discussion and Analysis of Financial Conditional and
           Results of Operations.............................................8-9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................9

Item 2.  Changes in Securities and Use of Proceeds.............................9

Item 3.  Defaults Upon Senior Securities......................................10

Item 4. Submission of Matters to a Vote of Security Holders...................10

Item 5.  Other Information....................................................10

Item 6. Exhibits and Reports on Form 8-K......................................10

(a)           Exhibits........................................................10

(b)           Reports on Form 8-K.............................................10



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      ITEM 1.      FINANCIAL STATEMENTS

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                      September 30, 2000    December 31, 1999
                                                                                         (unaudited)        Development stage
                                                                                                                    enterprise
                                                                                                                     (audited)

               ASSETS

Cash and cash equivalents                                                           $            365,649    $         126,121
Federal funds sold and resale agreements                                                       9,990,000                    -
Investment securities                                                                                  -           11,197,367
Securities available for sale                                                                  5,246,803                    -
Loans, net                                                                                    23,143,814                    -
Premises and equipment, net                                                                    2,118,964               41,720
Deferred stock offering costs                                                                          -               80,980
Other                                                                                            610,814               22,270
                                                                                    --------------------    -----------------

         Total assets                                                               $         41,476,044    $      11,468,458
                                                                                    ====================    =================

   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                        $        29,903,281     $               -
    Line of credit                                                                                    -               390,000
    Stock subscription deposits                                                                       -            11,284,050
    Accounts payable and accrued expenses                                                       413,860                 7,254
                                                                                    -------------------     -----------------
               Total liabilities                                                    $        30,317,141      $     11,681,304
                                                                                    ------------------     ------------------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                    -                     -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 and 10 shares issued and outstanding                                  12,000                     -
   Additional paid-in capital                                                                11,791,311                   100
   Retained earnings/(deficit)                                                                 (644,408)             (212,946)
                                                                                    -------------------     -----------------
         Total shareholders' equity                                                 $        11,158,903     $        (212,846)
                                                                                    ===================     =================

         Total liabilities and shareholders' equity                                 $        41,476,044     $      11,468,458
                                                                                    ===================     =================


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three months ended       Nine months ended
                                                                 September 30, 2000       September 30, 2000


Interest income:
    Loans                                                     $        421,996    $             608,435
    Investment securities                                               79,464                  243,387
    Federal funds sold                                                 236,234                  448,460
                                                                    ----------               ----------

    Total interest income                                              737,694                1,300,282
                                                                    ----------               ----------
Interest expense:
    Line of credit                                                          -                     6,481
    Deposits                                                           386,903                  554,128
                                                                    ----------               ----------

    Total interest expense                                             386,903                  560,609
                                                                    ----------               ----------

Net interest income                                                    350,791                  739,673
                                                                    ----------               ----------

Provision for loan losses                                              139,558                  257,414
                                                                    ----------               ----------

Net interest income after provision for loan losses                    211,233                  482,259
                                                                    ----------               ----------

Noninterest income                                                      11,346                   14,087

Noninterest expense:
   Salaries and employee benefits                                      223,216                  513,306
   Professional fees                                                    11,440                   54,987

    Data processing                                                     14,381                   30,878

    Public relations                                                    34,232                   75,883

    Occupancy and equipment expense                                     69,267                  130,442
   Telephone and supplies                                               14,741                   41,045

   Other                                                                39,624                   81,267
                                                                    ----------               ----------

   Total noninterest expense                                           406,900                  927,808

Loss before income taxes                                               184,321                  431,462
                                                                    ----------               ----------
Provision for income taxes
                                                                             -                        -

         Net loss                                                      184,321                  431,462
                                                                    ----------               ----------

               Basic loss per share                                        .15                      .36

               Weighted average shares outstanding                   1,200,000                1,200,000

See accompanying notes to financial statements.



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
            Consolidated Statement of Changes in Shareholders' Equity

                   For the nine months ended September 30,2000
                                   (unaudited)

                                                                             ADDITIONAL        RETAINED           TOTAL
                                                 COMMON STOCK                 PAID-IN         EARNINGS/       SHAREHOLDERS
                                         SHARES               AMOUNT         CAPITAL          (DEFICIT)          EQUITY
                                         ------               ------         ----------       ---------       ------------
Balance, December 31, 1999                      10         $          -       $    100       $  (212,946)    $   (212,846)

Redemption of stock from organizer             (10)
                                                                                  (100)                              (100)
Proceeds from sale of stock, net of
  offering costs of  $196,689            1,200,000               12,000      1,791,311                         11,803,311

Net loss                                                                                        (431,462)        (431,462)

Balance at September 30, 2000            1,200,000         $     12,000    $11,791,311      $   (644,408)     $11,158,903
                                      =============      ===============   ===========    ==============      ===========



See accompanying notes to financial statements.


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                  For the nine months ended September 30, 2000
                                   (unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $         (431,462)
    Adjustments to reconcile net loss to cash provided by operating activities:
    Provision for loan losses                                                                              257,414
    Depreciation                                                                                            50,179
    Discount accretion                                                                                    (139,276)
    Changes in deferred and accrued amounts:
     Prepaid expenses and other assets                                                                    (173,764)
     Accrued expenses and other liabilities                                                                406,606
                                                                                                       -----------

         Net cash used by operating activities                                                  $          (30,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                           $      (34,269,732)
   Proceeds from maturity of investment securities                                                      45,594,000
   Proceeds from maturity of securities available for sale                                                   9,159
   Purchases of securities available for sale                                                           (5,243,587)
   Net (increase) decrease in loans                                                                    (23,401,228)
   Net purchases of premises and equipment                                                              (2,127,423)
   Purchase of investment in Federal Home Loan Bank stock
                                                                                                            (3,800)
   Purchase of investment in Federal Reserve Bank stock                                                   (330,000)
                                                                                                       -----------
         Net cash provided by investing activities                                              $      (19,772,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock, net of stock offering costs                                     $          519,261
   Redemption of stock of organizer                                                                          (100)
   Repayment of line of credit                                                                            (390,000)
   Net increase in deposits                                                                             29,903,281
                                                                                                      ------------

         Net cash provided by financing activities                                              $       30,032,442

         Net increase in cash and cash equivalents                                              $       10,229,528

Cash and cash equivalents at beginning of period                                                $          126,121
                                                                                                ==================

Cash and cash equivalents, end of period                                                        $       10,355,649
                                                                                                ==================



See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements

                                September 30,2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2000 and is incorporated herein by reference.

STATEMENT OF CASH FLOWS

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold and resale agreements." Cash paid for interest during the nine months ended September 30, 2000 totaled $188,517.

OVERVIEW

       First National Bancshares, Inc. ("the Company") was incorporated on July 14, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg ("the Bank"), an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina.

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

BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2000 and for the three and nine-month periods ending September 30, 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2 (Registration Number 333-87503) and the Company's Annual Report on Form 10-KSB for 1999 as filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following is a discussion of our Company's financial condition as of and for the three and nine months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

FINANCIAL CONDITION

         At September 30, 2000, the Company had total assets of $41.5 million, consisting principally of loans, net of loan loss allowance, of $23.1 million; federal funds sold and resale agreements of $10.0 million; securities available for sale of $5.2 million; and property, at cost less accumulated depreciation, of $2.1 million. At September 30, 2000, the Bank's loan portfolio consisted primarily of $14.0 million of commercial real estate loans, $4.9 million of commercial business loans, and $4.5 million of consumer and home equity loans. The Bank plans to decrease its federal funds sold balances in order to increase its loan portfolio. The primary source of funding the Bank's loan portfolio is the maturity of investment securities and deposits that are acquired.

         The Company's liabilities at September 30, 2000 were $30.3 million, consisting principally of deposits of $29.9 million. The $29.9 million in deposits consisted primarily of $20.6 million in certificates of deposit, $4.7 million of money market and savings accounts and $4.6 million in checking accounts, of which 54% are business accounts.

         Total shareholders' equity increased from $(212,846) at December 31, 1999 to $11,158,903 at September 30, 2000. The Company currently expects that it will have sufficient cash flow to fund ongoing operations and the Company does not expect to raise any additional funds in the next 12 months.

LIQUIDITY

         Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-deposit ratio, which was at 78% at September 30, 2000.

CAPITAL

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

RESULTS OF OPERATIONS

         The Company incurred a net loss of $431,462 for the nine month period ended September 30, 2000, or a net loss of $.36 per share based on the 1.2 million shares outstanding as of September 30, 2000 compared to a net loss of $184,321 or $.15 per share for the three month period ended September 30, 2000. Prior to opening the Bank on March 27, 2000, the Company was involved in activities related to the organization of First National Bancshares and First National Bank of Spartanburg including obtaining the required regulatory approvals, hiring qualified personnel, implementing operating procedures and taking other actions necessary for a successful bank opening. These activities contributed to the loss incurred for the nine month period ended September 30, 2000. The Company incurred a total of $402,480 in organizational expenses from inception (July 14, 1999) to the Bank's opening date, of which $156,457 was incurred during the nine month period ended September 30, 2000. These costs were expensed when incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

         Included in the losses is a non-cash expense of $139,558 and $257,414, respectively for the three and nine months ended September 30, 2000 related to the provision for loan loss. The loan loss reserve was $257,414 as of September 30, 2000 or 1.1% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At September 30, 2000, there were no non performing loans and the Company has had no net charge-offs since commencing operations.

         Net interest income, the largest component of the Company's income, was $350,791 and $739,673 respectively, for the three and nine months ended September 30, 2000. Interest income for the nine months ended September 30, 2000 includes $147,517 earned on stock subscription deposits received prior to opening the Bank. The remainder of interest income for the three and nine months ended September 30, 2000 includes $421,996 and $608,435 on loans; and $315,698 and $544,330 on investments and federal funds sold. Interest expense for the nine month period ended September 30, 2000 includes $6,481 related to the line of credit the Company used to fund organizational expenses incurred prior to opening the Bank. The remainder of interest expense for the period of $554,128 was related to deposit accounts.

         The Company's consolidated net interest margin for the three months ended September 30, 2000 was 4.00% and its earning assets averaged $35.1 million. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets.

         Average loans and investments for the three months ended September 30, 2000 were $16.1 million and $4.2 million, respectively. The average yields on loans and investments for the three months ended September 30, 2000 were 10.48% and 7.5%, respectively. The average balance of deposits for the three months ended September 30, 2000 was $25.8 million and the weighted rate on deposits was 5.95%.

         The Bank incurred noninterest expense of $927,808 for the nine month period ended September 30, 2000, consisting primarily of $513,306 of salaries and benefits and $130,442 of occupancy and equipment expense. Noninterest expense for the three month period ended September 30, 2000 totaled $406,900. This was primarily attributable to salaries and benefits of $223,216 and occupancy and equipment expense of $69,267.

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

           None

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)                               Exhibits

Exhibit
Number            Description
--------          -----------

27.1       *Financial Data Schedule (for electronic filing purposes)

     (b)   Reports on Form 8-K

None.


      *Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST NATIONAL BANCSHARES, INC.


Date:  November 13, 2000                     By: /s/ Jerry L. Calvert
                                                --------------------------------
                                             Jerry L. Calvert
                                             Chief Executive Officer

Date:  November 13, 2000                     By: /s/ Kitty B. Payne
                                                 -------------------------------
                                             Kitty B. Payne
                                             Chief Financial Officer

                            EXHIBIT INDEX

Exhibit
Number                     Description
-------                    -----------

27.1                 Financial Data Schedule (for electronic filing purposes).*

 Filed herewith