Form 10KSB
period 2000-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2001-03-28
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

         OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                          Commission file no. 333-87503

                         First National Bancshares, Inc.
                -------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             South Carolina                             58-2466370
       --------------------------                      ----------
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

             215 N. Pine St.
            Spartanburg, S.C.                             29302
            -----------------                          ---------
  (Address of Principal Executive Offices)              (Zip Code)

                                  864-948-9001
                             ---------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes  X       No
    ---         ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $665,132. As of March 1, 2001, 1,200,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates of the Company on March 1, 2001 is $7,695,925. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.75 per share, which was the price of the last trade of which management is aware prior to this date.

 Transitional Small Business Disclosure Format.  (Check one):  Yes    No   X
                                                                  ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
       Company's Proxy Statement for the 2001 Annual Shareholders Meeting.

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

GENERAL

     First National Bancshares, Inc. was incorporated on July 14, 1999 in South Carolina for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina.

     On November 10, 1999, we commenced our initial public offering and completed the sale of 1,200,000 shares of our common stock at $10 per share on February 10, 2000. The offering raised approximately $11,800,000 net of sales expenses and commissions. Our directors and executive officers purchased 484,100 shares of common stock at $10 per share, for a total of $4,841,000. Upon purchase of these shares, we issued stock warrants to the organizers to purchase an additional 313,333 shares of common stock for $10 per share. The warrants, which are represented by separate warrant agreements, vest ratably over a five-year period beginning on February 10, 2001 and will be exercisable in whole or in part during the ten-year period following the grant date.

     We used $11 million of the proceeds to capitalize the bank which opened for business on March 27, 2000 in a temporary location at 451 E. St. John St. that was also the headquarters of the holding company. The bank opened its second full-service banking office at 2680 Reidville Road in Spartanburg on July 14, 2000 and plans to open its third full-service office at 3006 Boiling Springs Road in Boiling Springs during the third quarter of the year 2001. We completed the construction of our permanent main office at 215 N. Pine St. and moved our headquarters and a full-service banking office to this location on February 5, 2001.

MARKETING FOCUS

     The bank has positioned itself as a locally-owned and operated bank organized to serve consumers and small-to mid-size businesses and professional concerns. The bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits of the bank are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Other services which the bank offers include safe deposit boxes, bank official checks, traveler's checks, and wire transfer capabilities. The bank activated its website and its remote internet banking product, First National Online, on February 20, 2001 and plans to launch an internet-based commercial cash management product in the second quarter of 2001.

     Because there are few locally owned banks left in Spartanburg, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop First National Bank of Spartanburg's image as a local bank with an individual focus, we will leverage our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

LOCATION AND SERVICE AREA

     Spartanburg County has a growing and dynamic economic environment that we believe will support the bank. It is South Carolina's fourth most populous county with over 247,000 residents. The county and surrounding area are home to several large manufacturing concerns, including BMW, Springs Industries, Michelin Tire Company, Advantica, Milliken & Company, and Spartanburg Regional Medical Center, which support a stable business foundation and a skilled labor force. The presence of companies like these has resulted in Spartanburg County having the highest per capita international investment of any area in the United States in 1995.

     Our primary service area consists of Spartanburg County, South Carolina, with a focus on the ten mile radius of our main office and our branch office at 2680 Reidville Road. Our main office is located at 215 N. Pine St. in downtown Spartanburg and provides excellent visibility for the bank. We opened our second branch office on the west side of Spartanburg, the fastest growing area of the county on July 14, 2000 and we plan to open our third branch office at 3006 Boiling Springs Road in northern Spartanburg County in the third quarter of 2001. Our anticipated expansion plans include opening additional branches strategically located within our service area to extend the market reach of our bank while increasing our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

DEPOSIT SERVICES

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market area at rates competitive to those offered in the Spartanburg area. In addition, we offer certain retirement account services, such as IRAs. We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

LENDING ACTIVITIES

         GENERAL. The bank emphasizes a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank's market area. The bank intends to originate quality, profitable loans which will benefit the area's economy and promote the growth of the bank. Management has focused on maintaining a quality loan portfolio and to accept only those credit risks which meet the bank's underwriting standards.

         LOAN APPROVAL AND REVIEW. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the bank's loan committee. The bank does not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. The bank adheres to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in its residential mortgage loan review process, but may choose to alter this policy in the future. The bank currently originates its residential mortgage loans through a correspondent bank.

         LENDING LIMITS. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits increase or decrease as the bank's capital increases or decreases. Based upon the initial capitalization of the bank with $11 million, the bank initially had a self-imposed loan limit of $1,320,000, which represents 80% of its anticipated legal lending limit of $1,650,000. The bank actively engages in selling participations in its loans to other financial institutions in order to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits. The bank competes for real estate loans with a number of competitors which are well-established in the Spartanburg County area and have substantially greater resources and lending limits than the bank. As a result, the bank occasionally must charge a lower interest rate to attract borrowers.

         REAL ESTATE AND MORTGAGE LOANS. One of the primary components of the bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. The bank generally charges an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank's borrowers. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the property backed with a review by the bank of the personal financial statements of the principal owners.

         The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. The bank currently originates residential real estate loans through a correspondent bank and is therefore not subject to interest rate and credit risk on these loans.

         COMMERCIAL LOANS. The bank makes loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable or inventory, and/or personal guarantees of the principals of the business. The bank also plans to make small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans are typically partially guaranteed by the government, which may help to reduce the bank's risk. Government guarantees of SBA loans do not exceed 80% of the loan value and will generally be less.

         As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans vary with many economic factors, including the economy in the Spartanburg County area. The well-established banks in the Spartanburg County area make proportionately more loans to medium to large-sized businesses than the bank. Many of the bank's anticipated commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         CONSUMER LOANS. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. As with other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the borrower. The principal competitors for consumer loans are the established banks and financial services companies in the Spartanburg County area.

OTHER BANKING SERVICES

         The bank offers other banking services including drive-up ATM's, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by telephone. The bank activated its website and its internet banking product on February 20, 2001 and plans to offer an internet-based commercial cash management product in the second quarter of 2001. The bank is associated with the Cirrus and Pulse ATM networks, which may be used by its customers throughout the country. The bank also offers credit card services through a correspondent bank. The bank does not plan to exercise trust powers during its initial years of operation.

MARKET SHARE

         As of June 30, 2000, total deposits in the bank's primary service area were $2.3 billion, which represented a 2.9% deposit growth rate from 1999. Our plan is to grow our deposit base to $200 million in our five initial years of operation. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

EMPLOYEES

         As of March 1, 2001, we had 22 employees, of which 21 were full time. These employees provide the majority of their services to the bank.

                           SUPERVISION AND REGULATION

         We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the national banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time, other changes are proposed to laws affecting the national banking industry, and these changes could have a material effect on our business and prospects.

         The Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

FIRST NATIONAL BANCSHARES, INC.

         Because we own the outstanding capital stock of the bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. Our activities are also governed by the Glass-Steagall Act of 1933. These regulations may be affected by the changes enacted by the Gramm-Leach-Bliley Act.

         THE BANK HOLDING COMPANY ACT. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o        banking and managing or controlling banks;
o        furnishing services to or performing services for its subsidiaries; and
o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "First National Bank of Spartanburg - Capital Regulations." Subject to its capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to us. The bank's ability to pay dividends is subject to regulatory restrictions as described below in " First National Bank of Spartanburg - Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         SOURCE OF STRENGTH; CROSS-GUARANTEE. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         SOUTH CAROLINA STATE REGULATION. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but must notify them at least 15 days prior to doing so. We must receive the board's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets and must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between our subsidiaries.

FIRST NATIONAL BANK OF SPARTANBURG

         The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

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

         DEPOSIT INSURANCE. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         TRANSACTIONS WITH AFFILIATES AND INSIDERS. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         BRANCHING. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

         CAPITAL REGULATIONS. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either we or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as "well capitalized."

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

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

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

ITEM 2.    DESCRIPTION OF PROPERTY

         MAIN OFFICE - Our main office facility opened on February 5, 2001 at 215 N. Pine Street, Spartanburg, South Carolina 29302, one block north of the intersection of Main Street and Pine Street in downtown Spartanburg. The bank owns the approximately 2.0 acre site and the 15,000 square foot building with four drive-through banking stations and an automated teller machine. We had previously operated our headquarters and a full-service branch in a temporary facility across the street from our new main office facility at 451 E. St. John Street, Spartanburg, South Carolina 29302 since the bank opened for business on March 27, 2000.

         REIDVILLE ROAD OFFICE - We opened a 3,000 square foot branch office on July 14, 2000 on the west side of Spartanburg on a one-acre outparcel of the Oak Grove Shopping Center at 2680 Reidville Road, Spartanburg, South Carolina 29301. The branch has four drive-through banking stations and an automated teller machine. The bank leases the land and owns the building at this location.

         BOILING SPRINGS OFFICE - We have received approval from the Office of the Comptroller of the Currency to open a 3,000 square foot branch office at 3006 Boiling Springs Road in northern Spartanburg County in Boiling Springs, South Carolina 29316. We have purchased this site for approximately $365,000 and construction of the building is expected to cost an additional $500,000, not including the cost of furniture, fixtures and equipment. We expect to complete construction of this facility in the third or fourth quarter of 2001.

         We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

ITEM 3.    LEGAL PROCEEDINGS

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our stock trades under the symbol "FNSC" on the OTC Bulletin Board. Trading and quotations of the common stock have been limited and sporadic. The ranges of prices known to management at which shares of stock have been traded are $10.50 to $10.75. As of March 1, 2001, there were 550 shareholders of record.

         All of our outstanding shares of stock of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the board of directors. We currently intend to retain earnings to support operations and finance expansion and therefore we do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         First National Bancshares, Inc. was organized on July 14, 1999, and its initial principal activities were related to its organization, conducting its initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open its wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which the bank opened for business on March 27, 2000 at its main banking location. The bank opened its Westside office on July 14, 2000.

RESULTS OF OPERATIONS

         At December 31, 2000, the end of the first partial year of operations, we had total assets of $58,295,496. These assets consisted of cash and due from banks of $994,505; federal funds sold of $7,990,000; securities available for sale of $8,022,471; premises and equipment of $3,321,854; net loans of $37,199,261 and other assets of $767,405. Our liabilities at December 31, 2000 were $47,321,112 and consisted of deposits of $46,386,471 and other liabilities of $934,641. Stockholders' equity at December 31, 2000 was $10,947,384.

         Our net loss for the period ended December 31, 2000 was $665,132 or a net loss of $.55 per share. Prior to opening the bank on March 27, 2000, we were involved in activities related to our organization and of our subsidiary bank including obtaining the required regulatory approvals, hiring qualified personnel, implementing operating procedures and taking other actions necessary for a successful bank opening. These activities contributed to the loss incurred for the period ended December 31, 2000. We incurred a total of $402,480 in organizational expenses from inception (July 14, 1999) to the bank's opening date, of which $156,457 was incurred during the period ended December 31, 2000. These costs were expensed when incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

         Included in the loss for the period ended December 31, 2000 is a non-cash expense of $470,893 related to the provision for loan losses. The loan loss reserve was $470,893 as of December 31, 2000 or 1.25% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At December 31, 2000, there were no nonperforming loans and we have had no net charge-offs since commencing operations.

         Noninterest income in 2000 was $35,668, representing service charges on deposit accounts of $19,995 and other fee income of $15,673. Noninterest expense was $1,409,073, primarily consisting of $768,574 in salaries and employee benefits incurred prior to the opening of the bank and through year-end, and other expenses relating to our operation and of the bank.

NET INTEREST INCOME

         Net interest income, the largest component of our income, was $1,179,166 for the period. Interest income for the period includes $147,517 earned on stock subscription deposits received prior to opening the bank. The remainder of interest income for the period includes $1,373,801 on loans; and $810,472 on investments and federal funds sold. Interest expense for the period includes $6,481 related to the line of credit we used to fund organizational expenses incurred prior to opening the bank. The remainder of interest expense for the period of $1,146,143 was related to deposit accounts.

         Our consolidated net interest margin for the period was 4.20% and our earning assets averaged $28.2 million. The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

AVERAGE BALANCES, YIELDS AND RATES

         Average loans and investments for the period were $13.6 and $5.7 million, respectively. The average yield on loans and investments for the period was 10.13% and 6.38%, respectively. The average balance of deposits for the period was $18.2 million and the weighted rate on deposits was 6.28%.

         The following table sets forth, for the year ended December 31, 2000, information related to our average balance sheet and average yields on assets and average costs of liabilities. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated. Because the bank did not open until March 27, 2000, we have omitted similar data for 1999.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                                           For the year ended
                                            December 31, 2000
                                          --------------------
                                         (dollars in thousands)
                                         -----------------------

                                    Average         Income/      Yield/
                                    Balance         Expense       Rate

Federal funds sold                     8,968           595         6.63%
Investment securities                  5,689           363         6.38%
Loans                                 13,568         1,374        10.13%
                                      ------         -----
     Total earning assets             28,225         2,332         8.26%
                                      ======         =====

Deposits                              18,241         1,146         6.28%

Net interest spread                                                1.98%
Net interest income/margin                                         4.20%

         In pricing deposits, we considered our liquidity needs, the direction and levels of interest rates and local market conditions. As such, higher rates have been paid initially to attract deposits.

RATE/VOLUME ANALYSIS

         Net interest income can be analyzed in terms of the impact of changing rates and changing volume. As this was the first period of operations for the bank, all interest income and expense is attributable to volume and therefore we have omitted the table analyzing the changes in net interest income as it would not be meaningful.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. The bank's asset/liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank's interest sensitive assets and liabilities within Board-approved limits.

         Our primary sources of liquidity are a stable base of deposits, scheduled repayments on our loans, and interest and maturities on our investments. All of our securities have been classified as available-for-sale. If necessary, we might sell a portion of our investment securities in connection with the management of our interest sensitivity gap or to manage our liquidity. We may also utilize our cash and due from banks and federal funds sold to meet liquidity needs. Additionally, we have a federal fund purchased line of credit with our correspondent bank in the amount of $3,000,000, on which no borrowings have been drawn, that can be utilized if needed. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near future.

         The principal monitoring technique we employ is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

         Because the bank has only been open since March 27, 2000 and maintained approximately 14% of its total assets in federal funds sold at December 31, 2000, we are currently asset sensitive over all time frames. However, if our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

INTEREST RATE SENSITIVITY ANALYSIS

         The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2000. The table may not be indicative of our rate sensitivity position at other points in time. In addition, the table's maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.


                                      Within        After three but        fter one but      After
                                       three         Within twelve         Within five        Five
                                      months            Months            A   Years          Years                 Total
                                      ------            ------                -----          -----                 -----
                                                                  (Dollars in Thousands)

Interest-earning assets:
  Federal funds sold             $          7,990    $       ---         $       ---      $        ---    $          7,990
  Investment securities                     1,904          2,108               2,500             1,510               8,022

  Loans                                    16,160          7,687              13,757                66              37,670
                                          -------          -----             -------             ----                ------

Total earning assets             $         26,054    $     9,795         $    16,257      $      1,576    $         53,682

Interest-bearing liabilities:
  Money market and NOW           $          3,873    $       ---         $     9,131      $       ---     $         13,004
  Regular savings                              47            ---                 213              ---                  260
  Time deposits                             1,900         25,085               4,133              ---               31,118
                                           ------         ------              ------             ----               ------

Total interest-bearing

liabilities                      $          5,820    $    25,085         $    13,477       $      ---     $         44,382

Period gap                       $         20,234    $   (15,290)        $     2,780       $     1,576    $          9,300
Cumulative gap                   $         20,234    $     4,944         $     7,724       $     9,300    $          9,300

Ratio of cumulative gap to
total earning assets                       37.69%           9.21%             14.39%             17.32%

LOAN PORTFOLIO

         Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio. Average loans were $13.1 million for the year 2000. Total loans outstanding at December 31, 2000 were $37,670,154 before allowance for loan losses.

         The following table summarizes the composition of the loan portfolio at December 31, 2000.

                                        Amount                 Percent of Total
                                 (Dollars in thousands)

Commercial                       $         7,953                  21.11%
Real estate - construction                   229                   0.61%
Real estate - mortgage                    27,040                  71.78%
Consumer and other                         2,533                   6.72%
Unearned income, net                         (85)                  (.22%)
                                 ----------------              ----------
Total Loans                      $        37,670                 100.00%

Allowance for loan losses        $          (471)

Total net loans                  $        37,199

         The principal component of our loan portfolio at year-end was mortgage loans which represented 71.78% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

         The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

         The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics at December 31, 2000:


                                             After one but
                                  One year   Within five         After
                                  or less      Years          five years      Total
                                  -------    -------------    ----------      -----
Commercial                     $      6,650   $     1,303   $       0      $     7,953
Real estate - construction              229             0           0              229
Real estate - mortgage               12,021        15,019           0           27,040
Consumer and other                    1,218         1,231          84            2,533
                                -----------   -----------   ---------     ------------

Total loans                    $     20,118   $    17,553   $      84      $    37,755
Unearned income, net                                                       $       (85)

Total loans, net                                                           $    37,670
Loan maturing after one year with:
Fixed interest rates                                                       $    12,858
Floating interest rates                                                    $     4,779


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. Management's judgment as to the adequacy of the allowance is based on a number of assumptions about future events, which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses as estimated at any point in time.

         Additions to the allowance for loan losses, which are expenses to the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system.

         At December 31, 2000, the allowance for loan losses was $470,893, or 1.25% of outstanding loans of $37,670,154. The bank has not charged off any loans since commencing operations. There were no non-accrual or non-performing loans at December 31, 2000, nor any loans delinquent more than 90 days. The provision for loan losses was made primarily as a result of management's assessment of general loan loss risk as the bank recorded its first loans.

INVESTMENT PORTFOLIO

         At December 31, 2000, the investment securities portfolio represented approximately 15% of our earning assets at $8,022,471. We were invested in U.S. Government agency securities and mortgage-backed securities with a fair value of $8,022,471 and an amortized cost of $7,973,320, for an unrealized gain of $49,151.

         Contractual maturities and yields on our investments (all available for sale) at December 31, 2000 are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      After one but
                                   Within              Within five                  Over
                                  one year    Yield       Years        Yield       Five years   Yield    Total      Yield
                                  --------    -----      -------       -----       ----------   -----    -----      -----

U.S. Government agencies        $   3,586    6.81%    $     2,500     6.85%    $   ----          ---  $  6,086        6.82%
Mortgage-backed securities            ---     ---             ---      ----       1,936        6.94%     1,936        6.94%

                                 --------------------  ------------------------ --------------------- ----------------------
Total                           $   3,586    6.81%    $     2,500     6.85%    $  1,936        6.94%   $ 8,022        6.84%

         At December 31, 2000, short-term investments comprised 14.8% of total earning assets at $7,990,000. These funds were invested in federal funds sold on an overnight basis. As the bank continues to grow, it is expected that there will be a shift from overnight investments into the loan portfolio, primarily, and into the investment securities portfolio, secondarily.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Our primary source of funds for loans and investments is our deposits. Average total deposits were $18.2 million and average interest-bearing deposits were $16.9 million in 2000. The following is a table of deposits by category at year-end.

                                                        Amount
                                                   (in thousands)      Percent

        Demand deposit accounts                      $  3,020          6.51%
        NOW accounts                                    2,966          6.39%
        Money market accounts                           9,022         19.45%
        Savings accounts                                  260          0.56%
        Time deposits less than $100,000               18,715         40.35%
        Time deposits of $100,000 or more              12,403         26.74%
                                                      -------         ------

        Total deposits                               $46,386         100.00%
                                                      =======        =======

         Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $33,983,664 at December 31, 2000. Our loan-to-deposit ratio was 81.2% at year-end. The maturity distribution of our time deposits of $100,000 or more at December 31, 2000 is as follows:

                                              Dollars in thousands
                                              --------------------

         Three months or less                     $   1,068
         Over three through twelve months            10,432
         Over twelve months                             903
                                                  ---------

         Total                                    $  12,403
                                                  =========

SHORT-TERM BORROWINGS

         As of December 31, 2000, we had no outstanding balances under short-term borrowings. Until March 27, 2000, we had a line of credit with a bank at the prime rate minus 1/2% that was primarily used to fund the organizational and start-up costs of the bank. The maximum amount of borrowings outstanding at any month end was $490,000 at January 31, 2000. The average rate paid on the short-term borrowings was 8.2%.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for 2000. Since our inception, we have not paid cash dividends.

                         Return on average assets                 -1.68%
                         Return on average equity                 -5.91%
                         Equity to assets ratio                   28.37%

CAPITAL RESOURCES

         Total shareholders' equity amounted to $10,974,384 at December 31, 2000. This is compared to $(212,846) at December 31, 1999. The increase resulted from the completion of the initial public offering which began on November 10, 1999. The offering was completed on February 10, 2000 and raised approximately $11,800,000 net of sales expenses and commissions. Of the proceeds, $11,000,000 was used to capitalize the bank. We retained the remaining offering proceeds to provide additional capital for investment in the bank, if needed, or to fund other activities which may from time to time be considered appropriate investments of capital at some point in the future.

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet epxosures, adjusted for risk weights ranging from 0% to 100%. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we had less than $150 million in assets, the company is not currently subject to these guidelines. However, the bank falls under these rules as set per bank regulatory agencies.

         Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

         The following table sets forth the company's and the bank's various capital ratios at December 31, 2000. We are both subject to various regulatory capital requirements administered by the federal banking agencies. At December 31, 2000, we both were in compliance with each of the applicable regulatory capital requirements.

                                                            The           The
                                                          company         bank
                                                          -------         ----

                        Total risk-based capital           26.93%       24.64%
                        Tier 1 risk-based capital          25.81%       23.53%
                        Leverage capital                   27.44%       27.05%

         We believe that capital is sufficient to fund the activities of the bank in its initial stages of operation and that the rate of asset growth will not negatively impact the capital base. As of December 31, 2000, there were no significant firm commitments outstanding for capital expenditures. However, it is our intention to begin construction during the first quarter of 2001 on our third branch office building at a site in Boiling Springs, South Carolina in northern Spartanburg County. It is expected that the total cost of the project will be approximately $865,000 including the cost of the property which was purchased in December of 2000 for $365,000 (excluding the cost of furniture, fixtures and equipment).

LIQUIDITY MANAGEMENT

         Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

         At December 31, 2000, our liquid assets, consisting of cash and due from banks and federal funds sold, amounted to $8,984,505, representing 15.4% of total assets. Investment securities amounted to $8,022,471, representing 13.8% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

         We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits. In addition, the bank maintains a federal funds purchased line of credit with a correspondent bank in the amount of $3,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired. Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable us to successfully meets our long term liquidity needs.

IMPACT OF INFLATION AND CHANGING PRICES

         The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements. Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

         Since most of the assets and liabilities of a financial institution are monetary in nature, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. Interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.

ACCOUNTING AND FINANCIAL REPORTING ISSUES

         SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign corporation. SFAS 137 amends SFAS 133 to delay the required adoption date by one year. SFAS 138 amends SFAS 133 to address a limited number of issues causing implementation difficulties. This statement is effective for fiscal quarters in fiscal years beginning after June 15, 2000. We adopted this statement January 1, 2001, with no expected material impact on our financial statements.

INDUSTRY DEVELOPMENTS

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted, or if adopted, how these proposals would affect us.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.............................................F-1

Consolidated Balance Sheets..............................................F-2

Consolidated Statements of Operations....................................F-3

Consolidated Statements of Changes in Shareholders' Equity...............F-4

Consolidated Statements of Cash Flows....................................F-5

Notes to Consolidated Financial Statements........................F-6 - F-21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of First National Bancshares, Inc.
Spartanburg, South Carolina


We have audited the accompanying consolidated balance sheet of First National Bancshares, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the balance sheet of First National Bancshares, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the period from July 14, 1999 (date of inception) through December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above presents fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the 1999 financial statements present fairly, in all material respects, the financial position of First National Bancshares, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from July 14, 1999 through December 31, 1999, in conformity with U.S. generally accepted accounting principles.

Spartanburg, South Carolina
February 22, 2001

                                         /s/ CRISP HUGHES EVANS LLP





                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                  ASSETS                                                          2000                 1999
                  ------                                                          ----                 ----

Cash and due from banks                                                   $         994,505     $         126,121
Federal funds sold                                                                7,990,000                     -
Investment securities                                                                     -            11,197,367
Securities available for sale                                                     8,022,471                     -
Loans, net of allowance for loan losses of $470,893                              37,199,261                     -
Premises and equipment, net                                                       3,321,854                41,720
Deferred stock offering costs                                                             -                80,980
Other                                                                               767,405                22,270
                                                                            ---------------       ---------------

         Total assets                                                     $      58,295,496     $      11,468,458
                                                                           ================       ===============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits                                                               $      46,386,471     $               -
   Line of credit                                                                         -               390,000
   Stock subscription deposits                                                            -            11,284,050
   Accrued expenses and other liabilities                                           934,641                 7,254
                                                                            ---------------       ---------------
           Total liabilities                                                     47,321,112            11,681,304
                                                                            ---------------       ---------------

Commitments and contingencies--Note 14

Shareholders' equity:
   Preferred stock, par value $.01 per share, 10,000,000
     Shares authorized, no shares issued or outstanding                                   -                     -
   Common stock, par value $.01 per share, 10,000,000
     Shares authorized, 1,200,000 and 10 shares issued
     and outstanding at December 31, 2000 and 1999,
     Respectively                                                                    12,000                     -
   Additional paid-in capital                                                    11,791,311                   100
   Retained earnings (deficit)                                                     (878,078)             (212,946)
   Accumulated other comprehensive income                                            49,151                     -
                                                                            ---------------       ---------------
         Total shareholders' equity                                              10,974,384              (212,846)
                                                                            ---------------       ---------------

         Total liabilities and shareholders' equity                       $      58,295,496     $      11,468,458
                                                                           ================      ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                    For the Year Ended December 31, 2000 and
              for the Period from July 14, 1999 (Date of Inception)
                              to December 31, 1999

                                                                                  2000                 1999
                                                                                  ----                 ----

Interest income:
   Loans                                                                  $       1,373,801     $               -
   Investment securities                                                            362,698                30,079
   Federal funds sold                                                               595,291                 2,998
                                                                           ----------------      ----------------
         Total interest income                                                    2,331,790                33,077
                                                                           ----------------      ----------------

Interest expense:
   Line of credit                                                                     6,481                 7,866
   Deposits                                                                       1,146,143                     -
                                                                           ----------------      ----------------
         Total interest expense                                                   1,152,624                 7,866
                                                                           ----------------      ----------------

Net interest income                                                               1,179,166                25,211

Provision for loan losses                                                           470,893                     -
                                                                           ----------------      ----------------

Net interest income after provision for loan losses                                 708,273                25,211
                                                                           ----------------      ----------------

Noninterest income                                                                   35,668                     -

Noninterest expense:
   Salaries and employee benefits                                                   768,574               112,731
   Professional fees                                                                 70,300                85,588
   Data processing                                                                   51,595                     -
   Public relations                                                                 110,072                     -
   Occupancy and equipment                                                          212,476                 6,151
   Telephone and supplies                                                            53,953                 6,749
   Other                                                                            142,103                26,938
                                                                           ----------------      ----------------
         Total noninterest expense                                                1,409,073               238,157
                                                                           ----------------      ----------------

Loss before income taxes                                                           (665,132)             (212,946)

Provision for income taxes                                                                -                     -
                                                                           ----------------      ----------------

         Net loss                                                         $        (665,132)    $        (212,946)
                                                                           ================      ================

Basic and diluted loss per common share                                   $             .55             N/A

Weighted average common shares outstanding, basic
   and diluted                                                                    1,200,000             N/A



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

                    For the Year Ended December 31, 2000 and
              for the Period from July 14, 1999 (Date of Inception)
                              to December 31, 1999

                                                                                                              ACCUMULATED
                                                                    ADDITIONAL       RETAINED           OTHER             TOTAL
                                            COMMON STOCK              PAID-IN        EARNINGS       COMPREHENSIVE     SHAREHOLDERS'
                                       SHARES          AMOUNT         CAPITAL       (DEFICIT)          INCOME             EQUITY
                                       ------          ------       ----------      ---------       -------------     ------------

Balance, July 14, 1999 (inception)             -   $          -   $           -  $           -   $           -      $           -
Proceeds from the sale of stock to
   Organizers                                 10              -             100              -               -                100
Comprehensive income:
   Net loss                                    -              -               -       (212,946)              -           (212,946)
                                       ---------    -----------    ------------   ------------    ------------       ------------

Balance, December 31, 1999                    10              -             100       (212,946)              -           (212,846)

Redemption of stock from
   Organizer                                 (10)             -            (100)             -               -               (100)
Proceeds from sale of stock, net
   of offering costs of $196,689       1,200,000         12,000      11,791,311              -               -         11,803,311
Comprehensive income:
   Net loss                                    -              -               -       (665,132)              -           (665,132)
   Change in net unrealized gains
     on securities available for sale          -              -               -              -          49,151             49,151
                                                                                                                     ------------
         Total comprehensive
           Income                              -              -               -              -               -           (615,981)
                                       ---------    -----------    ------------   ------------    ------------       ------------

Balance, December 31, 2000             1,200,000   $     12,000   $  11,791,311  $    (878,078)  $      49,151      $  10,974,384
                                       =========    ===========    ============   ============    ============       ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                    For the Year Ended December 31, 2000 and
              for the Period from July 14, 1999 (Date of Inception)
                              to December 31, 1999
                                                                                    2000                 1999
                                                                                    ----                 ----

Cash flows from operating activities:
   Net loss                                                               $        (665,132)    $        (212,946)
   Adjustments to reconcile net loss to cash provided by
     Operating activities:
     Provision for loan losses                                                      470,893                     -
     Depreciation                                                                    83,674                   301
     Deferred stock offering costs                                                        -               (80,980)
     Discount accretion                                                            (153,431)              (30,079)
     Changes in deferred and accrued amounts:
       Other assets                                                                (330,355)              (12,270)
       Accrued expenses and other liabilities                                       749,735                 7,254
                                                                           ----------------      ----------------
         Net cash provided by (used for) operating activities                       155,384              (328,720)
                                                                           ----------------      ----------------

Cash flows from investing activities:

   Purchases of investment securities                                           (34,269,732)          (11,167,288)
   Proceeds from maturity of investment securities                               45,594,000                     -
   Proceeds from maturity of securities available for sale                           44,965                     -
   Purchases of securities available for sale                                    (7,991,755)                    -
   Net increase in loans                                                        (37,670,154)                    -
   Net purchases of premises and equipment                                       (3,186,156)              (52,021)
   Purchase of FHLB and other stock                                                (333,800)                    -
                                                                           ----------------      ----------------
         Net cash used by investing activities                                  (37,812,632)          (11,219,309)
                                                                           ----------------      ----------------

Cash flows from financing activities:

   Proceeds from sale of stock, net of stock offering costs                         519,261                   100
   Proceeds from stock subscription                                                       -            11,284,050
   Redemption of stock of organizer                                                    (100)                    -
   Loans from organizers                                                                  -                65,000
   Repayment of organizers' loans                                                         -               (65,000)
   Increase (decrease) on line of credit                                           (390,000)              390,000
   Net increase in deposits                                                      46,386,471                     -
                                                                           ----------------      ----------------
         Net cash provided by financing activities                               46,515,632            11,674,150
                                                                           ----------------      ----------------

         Net increase in cash and cash equivalents                                8,858,384               126,121

Cash and cash equivalents at beginning of period                                    126,121                     -
                                                                           ----------------      ----------------

Cash and cash equivalents, end of period                                  $       8,984,505     $         126,121
                                                                           ================      ================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

           BUSINESS ACTIVITY AND ORGANIZATION - First National Bancshares, Inc. was incorporated on July 14, 1999 under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg. The bank was organized as a national bank under the laws of the United States with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina. The bank provides full commercial banking services to customers and is subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. The group of organizers initiated several financial transactions on behalf of the company prior to the date of incorporation and as early as April 1, 1999 which have been included in the financial statements for the year ending December 31, 1999.

           The company offered its common stock for sale to the public under an initial public offering which began on November 10, 1999. The offering raised approximately $11,800,000, net of underwriting discounts and commissions and offering expenses, and was completed on February 10, 2000. The directors and executive officers of the company purchased 484,100 shares of common stock at $10 per share, for a total of $4,841,000. Upon purchase of these shares, the company issued stock warrants to the organizers to purchase 313,333 shares of common stock for $10 per share. The remaining 715,900 shares were sold in the public offering. The company used $11 million of the proceeds to capitalize the bank. During the first quarter of 2000, the company obtained all regulatory approvals to operate and opened the bank for business on March 27, 2000.

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and the bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the company conform to U.S. generally accepted accounting principles and to general practices in the banking industry. The company uses the accrual basis of accounting.

           USE OF ESTIMATES - The financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates.

           INVESTMENT SECURITIES - Management determines the appropriate classification of investment securities at the time of purchase into one of three categories as follows: (1) Investments Held to Maturity: securities which the company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading
           Securities: securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and
           (3) Investments Available for Sale: securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the company to be other than temporary, are charged to income in the consolidated statements of income.

           LOANS AND INTEREST INCOME - Loans of the bank are carried at principal amounts, reduced by an allowance for loan losses. The bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

           IMPAIRMENT OF LOANS - Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The company accounts for impaired loans in accordance with the terms of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 in the areas of disclosure requirements and methods of recognizing income. SFAS 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. As a practical matter, the bank determines which loans are impaired through a loan review process.

           ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management's opinion, is adequate to absorb inherent losses in the existing portfolio. Additions to the allowance are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management's judgment, deserve recognition in estimating loan losses.

           Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. Management believes that the allowance is adequate. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

           LOAN FEES - Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan's life, or if the commitment expires unexercised, recognized in income upon expiration.

           PREMISES AND EQUIPMENT - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization, computed principally by the straight line method over the estimated useful lives of the assets as follows: building, 40 years; furniture and fixtures, 10 years; and computer hardware and software, 3 to 5 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the operating lease. Additions to premises and equipment and major replacements and betterments are added at cost. Maintenance, repairs and minor replacements are included in operating expense. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

           DEFERRED STOCK OFFERING COSTS - Deferred stock offering costs were incurred by the company in connection with the offering and issuance of its stock. The deferred stock offering costs of approximately $200,000 were deducted from the company's additional paid-in capital after the stock offering was completed on February 10, 2000.

           ORGANIZATION COSTS - Organization costs include incorporation, legal and consulting fees incurred in connection with establishing the company and the bank. In accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," organization costs were expensed when incurred.

           INCOME TAXES - Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax asset will not be realized.

           RECLASSIFICATIONS - Until the bank opened for business on March 27, 2000, the company was accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as the company devoted substantially all of its efforts to establishing a new business. When the bank opened on March 27, 2000, certain reclassifications and adjustments were made to the financial statements to reflect that the company is now accounted for as an operating company. Such changes had no effect on net income or shareholders' equity as previously reported.

           STOCK COMPENSATION PLANS - Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options and warrants issued under the company's stock option plan and warrant agreement have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and loss per share and other disclosures, as if the fair value based method of accounting had been applied. (See Note 12.)

           EARNINGS PER COMMON SHARE - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the company relate solely to outstanding stock options and stock warrants and are determined using the treasury stock method. For the year ended December 31, 2000, no dilutive potential common shares existed.

           COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

         NOTE 2 - STATEMENT OF CASH FLOWS

           In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows," the company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." These accounts totaled $8,984,505 and $126,121 at December 31, 2000 and 1999, respectively.

           Amounts paid for interest totaled $456,403 and $7,606 during the years ended December 31, 2000 and 1999, respectively.

           Noncash investing activities included $177,652 of premises additions included in accrued expenses and $49,151 of unrealized gains on available for sale securities.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The bank is currently not required to maintain average reserve balances by the Federal Reserve Bank.

NOTE 4 - SECURITIES

           The amortized cost and fair values of securities, with gross unrealized holding gains and losses at December 31, 2000 and 1999, consisted of the following:

                          DECEMBER 31, 2000
             -----------------------------------------------------
                                         GROSS          GROSS
                       AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                          COST           GAINS          LOSSES          VALUE

 DEBT SECURITIES
    AVAILABLE FOR SALE:

   U.S. Agency
      Obligations    $  6,067,003    $     18,727   $          -    $  6,085,730
   Mortgage-backed      1,906,317          30,424              -       1,936,741
                       -----------    ------------    -----------     ----------

                     $  7,973,320    $     49,151   $          -    $  8,022,471
                       ===========    ============    ===========     ==========


                      DECEMBER 31, 1999
              ------------------------------------------------------------------
                                            GROSS         GROSS
                          AMORTIZED      UNREALIZED     UNREALIZED    FAIR
                             COST           GAINS         LOSSES     VALUE

 DEBT SECURITIES HELD TO
        MATURITY:
        U.S. Government
          Obligations   $    999,366  $          -   $    (2,491)   $   996,875
         U.S. Agency
          Obligations     10,198,001             -       (22,329)    10,175,672
                         -----------   -----------    ----------     ----------

                        $ 11,197,367  $          -   $   (24,820)   $11,172,547
                         ===========   ===========    ==========     ==========

           At December 31, 2000, securities with a carrying value of approximately $3,648,000, were pledged to secure public deposits and for other purposes required or permitted by law.

           The amortized cost and estimated fair value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices.

                                                AMORTIZED          FAIR
                                                   COST           VALUE
                                                ---------         -----

       Due in one year or less                 $   3,578,165    $   3,586,125
       Due after one year, through five years      2,488,838        2,499,605
                                                   ---------        ---------
                                                   6,067,003        6,085,730
                                                   ---------        ---------
       Mortgage-backed securities                  1,906,317        1,936,741
                                                   ---------        ---------
                                               $   7,973,320    $   8,022,471
                                                   =========        =========

NOTE 5 - INVESTMENTS REQUIRED BY LAW

           The bank, as a member of the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"), is required to own capital stock in these organizations. The bank's equity investments required by law are included in the accompanying consolidated balance sheets in "Other assets". The amount of stock owned is based on the bank's capital levels in the case of the FRB and totaled $330,000 at December 31, 2000. The amount of FHLB stock owned is determined based on the bank's balances of residential mortgages and advances from the FHLB and totaled $3,800 at December 31, 2000. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

NOTE 6 - LOANS

           A summary of loans by classification is as follows:
                                                                   DECEMBER 31,
                                                                       2000
                                                                       ----

              Commercial and industrial                         $    8,033,469
              Commercial secured by real estate                     22,017,360
              Real estate--residential mortgages                     5,251,227
              Installment and other consumer loans                   2,453,250
              Unearned income                                          (85,152)
                                                                 -------------
                    Total loans, net of unearned income             37,670,154

              Less--allowance for loan losses                         (470,893)
                                                                  -------------

                    Total loans, net                            $   37,199,261
                                                                 =============

           Approximately $14.1 million of the loans were variable interest rate loans at December 31, 2000. The remaining portfolio was fixed interest rate loans. There were no non-accrual or impaired loans at December 31, 2000.

           Changes in the allowance for loan losses for the year ended December 31, 2000, were as follows:

              Balance, beginning of period                     $             -
              Provision charged to operations                          470,893
              Loans charged off                                              -
              Recoveries on loans previously charged off                     -
                                                                --------------

              Balance, end of period                           $       470,893
                                                                ==============

           The company, through the bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Spartanburg County, South Carolina. The company has a diversified loan portfolio and the company's loan portfolio is not dependent on any specific economic segment. The company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2000, there were no material concentrations of credit risk within the company's loan portfolio.

           Directors, executive officers and associates of such persons are customers of and have transactions with the bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

           The aggregate dollar amount of these outstanding loans was approximately $ 2.9 million at December 31, 2000. During 2000, new loans and advances on these lines of credit totaled approximately $3.2 million. At December 31, 2000, there were commitments to extend additional credit to related parties in the amount of approximately $1.3 million.

           Under current Federal Reserve regulations, the bank is limited to the amount it may loan to the company. Loans made by the bank may not exceed 10% and loans to all affiliates may not exceed 20% of the bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the bank and the company at December 31, 2000.

           NOTE 7 - PREMISES AND EQUIPMENT

           A summary of premises and equipment follows:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                      2000              1999
                                                      ----              ----

              Land                              $      952,238    $            -
              Building and improvements                610,993                 -
              Furniture, fixtures and equipment        573,544            42,021
              Construction in progress               1,269,054                 -
                                                 -------------     -------------

                                                     3,405,829            42,021
              Accumulated depreciation                  83,975               301
                                                 -------------     -------------

                                                $    3,321,854    $       41,720
                                                 =============     =============


           Depreciation expense charged to operations totaled $83,674 and $301 in 2000 and 1999, respectively.

           The bank has entered into a long-term land lease during 2000 which has an initial term of 20 years and various renewal options under substantially the same terms with certain rate escalations. The bank leased temporary facilities during its organizational and initial operational phase which expired in 2001 upon completion of the company's new main office facility. Rent expense charged to operations totaled $46,100 and $3,900 for the years ended December 31, 2000 and 1999, respectively.

           The annual minimum rental commitments under the terms of the company's noncancellable leases at December 31, 2000 are as follows:

              2001                               $      48,000
              2002                                      48,000
              2003                                      48,000
              2004                                      48,000
              2005                                      50,917
              Thereafter                               869,083
                                                  ------------
                    Total                        $   1,112,000
                                                  ============

NOTE 8 - DEPOSITS

           The aggregate amount of time deposits with a minimum denomination of $100,000 is approximately $12.4 million at December 31, 2000.

           The scheduled maturities of time deposits subsequent to December 31, 2000, are as follows:

              One year or less                           $      26,985,381
              From one year to three years                       4,127,977
              After three years                                      4,835
                                                          ----------------

                    Total                                $      31,118,193
                                                          ================

NOTE 9 - LINES OF CREDIT

           During 1999, the company had established a $500,000 line of credit with a financial institution to fund operating expenses of the company during the development stage. The line was uncollateralized and was guaranteed by the organizers. The line accrued interest at the prime rate minus 1/2% and was paid off and cancelled on March 31, 2000. At December 31, 1999, $390,000 was outstanding on this line of credit.

           At December 31, 2000, the bank had a short-term line of credit with a correspondent bank to purchase unsecured federal funds totaling $3,000,000. The interest rate on any borrowings under this line would be the prevailing market rate for federal funds purchased. The bank also has the ability to borrow from the FHLB. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. Advances under this arrangement would be secured by the existing blanket lien on qualifying loans secured by first mortgages on 1-4 family residences.

NOTE 10 - INCOME TAXES

           The company had no currently taxable income for the period from July 14, 1999 (inception) to December 31, 1999 or the year ending December 31, 2000. The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ending December 31:

                                                  2000             1999
                                                  ----             ----

 Income tax benefit at federal statutory rate   $   (226,145)   $     (72,402)
 Increase in valuation allowance                     214,809           79,429
 Other, net                                           11,336           (7,027)
                                                 -----------     ------------
 Income tax benefit                             $          -    $           -
                                                 ===========     ============


     The components of the deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31,
                                                             -----------
                                                      2000                1999
                                                      ----                ----
       Deferred tax liability:
       Accrual to cash adjustment                      $         -   $    9,667
       Unrealized gain on securities available
                   For sale                                 18,186            -
                                                        ----------    ---------

           Total deferred tax liability                     18,186        9,667
                                                        ----------    ---------
     Deferred tax asset:
       Accrual to cash adjustment                           92,467            -

       Net operating loss carryforward                      85,454            -

       Deferred organizational and start-up costs          116,317       89,096
                                                        ----------    ---------
                  Deferred tax asset before valuation
                   Allowance                               294,238       79,429
       Valuation allowance                                (276,052)     (79,429)
                                                        ----------    ---------
           Net deferred tax asset                      $         -   $        -
                                                        ==========    =========

           The company has recorded a valuation allowance equal to the net deferred tax asset at December 31, 2000 and 1999, as the realization of this asset is dependent on the company's ability to generate future taxable income during the periods in which temporary differences become deductible. A portion of the change in the valuation allowance relates to the tax effect of the unrealized gain on securities available for sale of $18,186 at December 31, 2000. This amount was recorded directly to shareholders' equity due to the company's net operating loss position.

           The company has federal operating loss carryforwards of approximately $251,000 that may be used to offset future taxable income and expire 2020.

NOTE 11 - REGULATORY CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

           The company (on a consolidated basis) and the bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and the bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The company's and the bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

           The company and the bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations) as set forth in the table following. Management believes, as of December 31, 2000 that the company and the bank meet all capital adequacy requirements to which they are subject. At December 31, 2000, the bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the company's or the bank's category.

           The following table presents the company's and the bank's actual capital amounts and ratios at December 31, 2000 as well as the minimum calculated amounts for each regulatory-defined category.

                                                         OVER TWELVE MONTHS

                                                                                        MINIMUM TO BE
                                                                                     CATEGORIZED AS WELL
                                                                                      CAPITALIZED UNDER
                                                            FOR CAPITAL               PROMPT CORRECTIVE
                                    ACTUAL                ADEQUACY PURPOSES           ACTION PROVISIONS
   ----------------------- -------------------------   ------------------------    ------------------------
                           AMOUNT           RATIO         AMOUNT       RATIO          AMOUNT       RATIO
Consolidated:
     Total capital to
       risk-weighted
      Assets               $11,396,126     26.93%      $ 3,385,744       8.00%     $     N/A         N/A

     Tier 1 capital to
       risk-weighted
       Assets              $10,925,233     25.81%      $ 1,692,872       4.00%     $     N/A         N/A

     Tier 1 capital to
       Average assets      $10,925,233     29.68%      $ 1,472,275       4.00%     $     N/A         N/A


                                                                     (continued)
                                      F-15

                                                                                          MINIMUM TO BE
                                                                                          CATEGORIZED AS WELL
                                                                                          CAPITALIZED UNDER
                                        ACTUAL                   FOR CAPITAL              PROMPT CORRECTIVE
                                                              ADEQUACY PURPOSES           ACTION PROVISIONS
                              -----------------------    ----------------------         ---------------------
                                 AMOUNT        RATIO          AMOUNT      RATIO          AMOUNT       RATIO

          Bank:
          Total capital to
            risk-weighted
            Assets             $10,396,188      24.56%      $ 3,385,744      8.00%     $  4,232,000    10.00%
          Tier 1 capital to
            risk-weighted
            Assets             $ 9,925,295      23.45%      $ 1,692,872      4.00%     $  2,539,320     6.00%
          Tier 1 capital to
            Average assets     $ 9,925,295      26.97%      $ 1,472,275      4.00%     $  1,840,343     5.00%

           The ability of the company to pay cash dividends is dependent upon receiving cash in the form of dividends from the bank. The dividends that may be paid by the bank to the company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2000, no cash dividends have been declared or paid by the bank.

NOTE 12 - STOCK COMPENSATION PLANS

           Effective March 26, 2000, the company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the "Plan"). Under the Plan, options are periodically granted to employees and directors by the Personnel Committee at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The Plan authorizes the granting of stock options up to a maximum of 180,000 shares of common stock. At December 31, 2000, 83,500 option shares were available to be granted under the Plan.

           Upon consummation of the initial public offering, the organizers were issued stock warrants to purchase 313,333 shares of common stock for $10 per share. These warrants vest ratably over a five year period beginning February 10, 2001, and will be exercisable in whole or in part during the ten year period following that date.

           The company follows APB Opinion No. 25 to account for its stock-based option plans. The company has also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the company's incentive and non-employee stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123, the company's net loss and diluted loss per share would have been adjusted to the pro forma amounts indicated below:

                                           YEARS ENDED DECEMBER 31, 2000
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
  ------------------------       -----------------------------------------------
     Net loss                          As reported                  $  665
                                       Pro forma                    $  876
     Basic and diluted loss per
       Share                           As reported                  $  .55
                                       Pro forma                    $  .73

  The following is a summary of the activity under the plans for the year ended December 31, 2000:
                                                                   WEIGHTED
                                                                    AVERAGE
                                                                EXERCISE PRICE
                                               SHARES              PER SHARE

     Outstanding, beginning of period                    -    $               -
     Granted                                       409,833                   10
     Cancelled                                           -                    -
     Exercised                                           -                    -
                                          ----------------     ----------------
     Outstanding, December 31                      409,833    $              10
                                          ================     ================
     Exercisable, December 31                            -    $               -
                                          ================     ================


                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  -------------------                 -------------------
                                 WEIGHTED
                                 AVERAGE       WEIGHTED                WEIGHTED
                     NUMBER      REMAINING      AVERAGE     NUMBER      AVERAGE
RANGE OF            OPTIONS    CONTRACTUAL     EXERCISE   OPTIONS      EXERCISE
EXERCISE PRICES   OUTSTANDING        LIFE        PRICE   EXERCISABLE     PRICE

$10                 409,833     9.25 years   $       10          -   $     -

  The weighted average fair value per share of options granted in 2000 amounted to $3.15. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumption used for grants: expected volatility of 6.0%, risk-free interest rate of 5.50%, and expected life of the options of seven years. There were no cash dividends in 2000.

NOTE 13 - EMPLOYEE BENEFIT PLAN

           The company maintains an employee benefit plan for all eligible employees of the company and the bank under the provisions of Internal Revenue Code Section 401(k). The First National Retirement Savings Plan (the "Plan") allows for employee contributions and, upon annual approval of the board of directors, the company matches 25% of employee contributions up to a maximum of six percent of annual compensation. A total of $7,232 was charged to operations in 2000 for the company's matching contribution. Employees are immediately vested in their contributions to the Plan and become fully vested in the employer matching contribution after five years of service.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

           The company has committed to fund approximately $280,000 in additional construction costs in connection with completing its new main office facility included in construction in progress at December 31, 2000.

           The bank intends to begin construction on its third branch office facility in Boiling Springs during the first quarter of 2001 at an expected cost of $865,000, including the building site purchased in December 2000, but excluding the cost of furniture, fixtures and equipment. The company has entered into an employment agreement with its President and Chief Executive Officer that includes a three-year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.

           In the normal course of business, the company and the bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. At December 31, 2000, the company and the bank were not involved with any litigation matters.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

           The company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

           The company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the company upon extension of credit is based on management's credit evaluation. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

           At December 31, 2000, the company's commitments to extend additional credit totaled approximately $11.5 million, the majority of which are at variable rates of interest. Included in the company's total commitments are standby letters of credit. Letters of credit are commitments issued by the company to guarantee the performance of a customer to a third party and totaled $87,380 at December 31, 2000. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items which are specifically excluded from the disclosure requirements, including the company's common stock, premises and equipment and other assets and liabilities.

           Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased, repurchase agreements, short-term FHLB advances, and other short-term borrowings. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

           Fair value for variable rate loans that reprice frequently and for loans that mature in less than one year is based on the carrying value, reduced by an estimate of credit losses inherent in the portfolio. Fair value of fixed rate real estate, consumer, commercial and other loans maturing after one year is based on the discounted present value of the estimated future cash flows, reduced by an estimate of credit losses inherent in the portfolio. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

           Fair value for demand deposit accounts and variable rate interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 2001 are valued at their carrying value. Certificate of deposit accounts maturing after 2001 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the current market rate.

           The estimated fair market value of commitments to extend credit and standby letters of credit are equal to their carrying value as the majority of these off-balance sheet instruments have relatively short terms to maturity and are written with variable rates of interest.

           The company has used management's best estimate of fair values based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income tax or other expense which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

           The estimated fair values of the company's financial instruments at December 31, 2000 are as follows:

                                                  CARRYING            ESTIMATED
                                                   AMOUNT            FAIR VALUE
     Financial assets:
       Cash and due from banks                    $    994,505    $    994,505
       Federal funds sold                            7,990,000       7,990,000
       Investment securities available for sale      8,022,471       8,022,471
       Loans, net                                   37,199,261      37,379,000

     Financial liabilities:
       Deposits                                     46,386,471      47,844,000

NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

           The following is condensed financial information of First National Bancshares, Inc. (parent company only) at December 31, 2000 and for the year ended December 31, 2000.

  CONDENSED BALANCE SHEET

     Assets:
       Cash                                                  $       1,016,300
       Investment in bank subsidiary                                 9,974,445
                                                              ----------------
           Total                                             $      10,990,745
                                                              ================


     Liabilities and shareholders' equity:
       Accruals and other liabilities                        $          10,650
       Due to bank subsidiary                                            5,711
       Shareholders' equity                                         10,974,384
                                                              ----------------
           Total                                             $      10,990,745
                                                              ================


  CONDENSED STATEMENT OF INCOME
     Interest income                                         $         189,515
     Interest expense                                                   (6,481)
                                                              ----------------
           Net interest income                                         183,034
     Payment from bank subsidiary for organizational costs             402,480
     Noninterest expense                                              (175,941)
     Equity in undistributed net loss of bank subsidiary            (1,074,705)
                                                              ----------------

     Net loss before income taxes                                     (665,132)
     Income taxes                                                            -
                                                              ----------------
           Net loss                                          $        (665,132)
                                                              ================

 CONDENSED STATEMENT OF CASH FLOWS

    Operating activities:
      Net loss                                                $        (665,132)
      Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Equity in undistributed net loss of bank subsidiary           1,074,705
        Discount accretion                                             (126,900)
        Decrease in other assets                                         92,650
        Increase in other liabilities                                     3,396
                                                               ----------------
          Net cash provided by operating activities                     378,719
                                                               ----------------
      Investing activities:
      Purchases of investment securities                            (34,269,732)
      Maturity of investment securities                              45,594,000
      Repayment from bank for equipment and other assets                 52,320
      Increase in due to bank subsidiary                                  5,711
      Capital contribution to bank subsidiary                       (11,000,000)
                                                               ----------------
          Net cash provided by investing activities                     382,299
                                                               ----------------

    Financing activities:
      Proceeds from stock offering, net of costs                        519,261
      Redemption of stock of organizer                                     (100)
      Increase (decrease) on line of credit                            (390,000)
                                                               ----------------
          Net cash provided by financing activities                     129,161
                                                               ----------------

    Net increase in cash and cash equivalents                           890,179
    Balance, beginning of year                                          126,121
                                                               ----------------
    Balance, end of year                                      $       1,016,300
                                                               ================

NOTE 18 - SUBSEQUENT EVENTS

           On February 5, 2001, the company completed construction of its new main office building and moved its corporate headquarters and a branch office from its temporary location to this facility.

           On March 6, 2001, the company entered into an agreement to construct its third branch office building in Boiling Springs for approximately $500,000 (excluding the cost of furniture, fixtures and equipment).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on pages 3-7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on page 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 11. EXECUTIVE SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         In response to this Item, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2001 is incorporated herein by reference.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1.1 Form of Sales Agency Agreement between First National Bancshares and J.C. Bradford and Company (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1 See Exhibits 3.1 and 3.2 for provisions in First National Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2 Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1 Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

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

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FIRST NATIONAL BANCSHARES, INC.

Date:   March 15, 2001        By:      /s/ Jerry L. Calvert
       ------------------              -------------------------------------
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

Signature                         Title                        Date

/s/ C. Dan Adams                  Director                     March 15, 2001
------------------------------
C. Dan Adams

/s/ Mellnee G. Buchheit           Director                     March 15, 2001
------------------------------
Mellnee G. Buchheit

/s/ Jerry L. Calvert              Director,                    March 15, 2001
------------------------------    President,
Jerry L. Calvert                  Chief Executive Officer


/s/ Martha Cloud Chapman          Director                     March 15, 2001
------------------------------
Martha Cloud Chapman

/s/ W. Russel Floyd, Jr.          Director                     March 15, 2001
------------------------------
W. Russel Floyd, Jr.


/s/ C. Tyrone Gilmore, Sr.        Director                     March 15, 2001
------------------------------
C. Tyrone Gilmore, Sr.


/s/ Gaines W. Hammond, Jr., MD    Director                     March 15, 2001
------------------------------
Gaines W. Hammond, Jr., M.D.

/s/ Benjamin R. Hines             Director                     March 15, 2001
------------------------------
Benjamin R. Hines

/s/ William A. Hudson             Director                     March 15, 2001
------------------------------
William A. Hudson

/s/ Kitty B. Payne                Chief Financial Officer,     March 15, 2001
------------------------------    Principal Financial and
Kitty B. Payne                    Accounting Officer

/s/ Norman F. Pulliam             Director, Chairman           March 15, 2001
------------------------------    of the Board
Norman F. Pulliam


/s/ Peter E. Weisman              Director                     March 15, 2001
------------------------------
Peter E. Weisman

/s/ Donald B. Wildman             Director                     March 15, 2001
------------------------------
Donald B. Wildman

/s/ Coleman L. Young, Jr.         Director                     March 15, 2001
------------------------------
Coleman L. Young, Jr.

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

1.1 Form of Sales Agency Agreement between First National Bancshares and J.C. Bradford and Company (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1 See Exhibits 3.1 and 3.2 for provisions in First National Bancshares's Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2 Form of certificate of common stock (incorporated by reference to Exhibit 1.1 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1 Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

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