Form 10QSB
period 2001-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2001-05-15
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                               58-2466370
----------------------------------        -----------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

                 215 N. Pine St.
             Spartanburg, South Carolina                     29302
----------------------------------------------          --------------------
     (Address of principal executive offices)              (Zip Code)

                                  864-948-9001
                        --------------------------------
                               (Telephone Number)


                                 Not Applicable
                       ----------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO
                                       --      --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,200,000 shares of common stock, $0.01 par value per share, were outstanding on May 1, 2001


Transitional Small Business Disclosure Format (check one): YES   NO X
                                                               --   --

                                      Index

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 2001 and December 31, 2000...3

          Consolidated Statements of Operations - For the three months ended
              March 31, 2001 and 2000..........................................4

          Consolidated Statement of Changes in Shareholders' Equity For the
              three months ended March 31, 2001 and 2000.......................5


          Consolidated Statement of Cash Flows - For the three months ended
              March 31, 2001 and 2000..........................................6

          Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Plan of Operation...........8-9


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings....................................................10

Item 2.  Changes in Securities and Use of Proceeds............................10

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

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                        March 31, 2001      December 31, 2000
                                                                                         (unaudited)              (audited)
              Assets

Cash and due from banks                                                             $          1,032,885     $        994,505
Federal funds sold and resale agreements                                                      12,079,000            7,990,000
Securities available for sale                                                                  7,766,155            8,022,471
Loans, net of allowance for loan losses of $557,854 and $470,893,
   respectively                                                                               44,070,441           37,199,261
Premises and equipment, net                                                                    3,859,810            3,321,854
Other                                                                                            926,097              767,405
                                                                                    --------------------     ----------------

         Total assets                                                               $         69,734,388     $     58,295,496
                                                                                    ====================     ================

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits                                                                        $        57,776,241     $      46,386,471
    Accrued expenses and other liabilities                                                    1,041,765               934,641
                                                                                    ---------------------   -----------------
               Total liabilities                                                    $        58,818,006     $      47,321,112
                                                                                    -------------------     -----------------


Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                    -                     -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 shares issued and outstanding                                         12,000                12,000
   Additional paid-in capital                                                                11,791,311            11,791,311
   Retained earnings/(deficit)                                                                 (990,226)             (878,078)
    Accumulated other comprehensive income                                                      103,297                49,151
                                                                                    -------------------     -----------------
         Total shareholders' equity                                                 $        10,916,382     $      10,974,384
                                                                                    ===================     =================

         Total liabilities and shareholders' equity                                 $        69,734,388     $      58,295,496
                                                                                    ===================     =================


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three months ended     Three months ended
                                                                                   March 31, 2001         March 31, 2000


Interest income:
    Loans                                                                            956,414                784
    Investment securities                                                            132,488            126,897
    Federal funds sold                                                               138,237             33,291
                                                                                ------------       ------------

    Total interest income                                                          1,227,139            160,972
                                                                                ------------       ------------
Interest expense:
    Line of credit                                                                         -              6,481
    Deposits                                                                         796,808                552
                                                                                ------------       ------------
    Total interest expense                                                           796,808              7,033
                                                                                ------------       ------------
Net interest income                                                                  430,331            153,939
                                                                                ------------       ------------
Provision for loan losses                                                             86,961             14,196
                                                                                ------------       ------------
Net interest income after provision for loan losses                                  343,370            139,743
                                                                                ------------       ------------
Noninterest income                                                                    50,524                  -
Noninterest expense:
   Salaries and employee benefits                                                    274,706            121,901
   Professional fees                                                                  21,321             13,105
    Data processing                                                                   24,737                  -
    Public relations                                                                  37,985                  -
    Occupancy and equipment expense                                                   81,089             17,345
   Telephone and supplies                                                             24,447              7,273
   Other                                                                              41,757             19,010
                                                                                ------------       ------------

   Total noninterest expense                                                         506,042            178,634

Loss before income taxes                                                             112,148             38,891
                                                                                ------------       ------------

Provision for income taxes                                                                 -                  -
                                                                                ------------       ------------
         Net loss
                                                                                     112,148             38,891
                                                                                ------------       ------------
               Basic loss per share
                                                                                         .09                .03

                Weighted average shares outstanding                                1,200,000          1,200,000


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Shareholders' Equity
               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                                                     Accumulated
                                                                     Additional       Retained           Other             Total
                                             Common Stock              Paid-In        Earnings       Comprehensive     Shareholders'
                                        Shares          Amount         Capital       (Deficit)          Income             Equity
                                        ------          ------       ----------       ---------      --------------     -----------
Balance, December 31, 1999                     10    $          -     $       100  $    (212,946)      $       -      $  (212,846)

Redemption of stock from
   organizer                                  (10)              -            (100)             -               -             (100)

Proceeds from sale of stock, net
   of offering costs of $196,689        1,200,000          12,000      11,791,311              -               -       11,803,311

Comprehensive income:
   Net loss                                     -               -               -        (38,891)              -          (38,891)
                                       ----------    ------------    ------------   -------------   ------------     ------------

Balance, March 31, 2000                 1,200,000          12,000      11,791,311       (251,837)              -       11,551,473


Balance, December 31, 2000              1,200,000          12,000      11,791,311       (878,078)         49,151       10,974,384

Comprehensive income:
   Net loss                                     -               -               -       (112,148)              -         (112,148)
   Change in net unrealized gains
     on securities available for sale           -               -               -              -          54,146           54,146
                                                                                                                     ------------
         Total comprehensive
           income                               -               -               -              -               -          (58,002)
                                       ----------    ------------    ------------   ------------    ------------     ------------
Balance, March 31, 2001                 1,200,000   $      12,000   $  11,791,311  $    (990,226)  $     103,297    $  10,916,382
                                       ==========    ============    ============   ============    ============     ============


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

               For the three months ended March 31, 2001 and 2000
                                   (unaudited)


                                                                                     2001               2000
                                                                                     ----               ----

Cash flows from operating activities:
   Net loss                                                               $        (112,148)    $         (38,891)
   Adjustments to reconcile net loss to cash provided by (used for)
   operating activities:
     Provision for loan losses                                                       86,961                14,196
     Depreciation                                                                    34,701                 6,945
     Discount accretion                                                              (3,636)             (126,901)
     Changes in deferred and accrued amounts:
       Prepaid expenses and other assets                                            (61,992)               61,297
       Accrued expenses and other liabilities                                       107,124                28,290
                                                                           ----------------      ----------------
         Net cash provided by (used for) operating activities                        51,010               (55,064)
                                                                           ----------------      ----------------

Cash flows from investing activities:
   Purchases of investment securities                                                     -           (34,269,732)
   Proceeds from maturity of investment securities                                        -            45,594,000
   Proceeds from maturity of securities available for sale                        1,864,450                     -
   Purchases of securities available for sale                                    (1,550,352)                    -
   Net increase in loans                                                         (6,958,141)           (1,419,554)
   Net purchases of premises and equipment                                         (572,657)             (690,932)
   Purchase of FHLB and other stock                                                 (96,700)             (330,000)
                                                                           ----------------      ----------------
         Net cash provided (used) by investing activities                        (7,313,400)            8,883,782
                                                                           ----------------      ----------------

Cash flows from financing activities:
   Proceeds from sale of stock, net of stock offering costs                               -               519,261
   Redemption of stock of organizer                                                       -                  (100)
   Decrease on line of credit                                                             -              (390,000)
   Net increase in deposits                                                      11,389,770             1,661,359
                                                                           ----------------      ----------------
         Net cash provided by financing activities                               11,389,770             1,790,520
                                                                           ----------------      ----------------

         Net increase in cash and cash equivalents                                4,127,380            10,619,238
Cash and cash equivalents at beginning of period                                  8,984,505               126,121
                                                                           ----------------      ----------------

Cash and cash equivalents, end of period                                  $      13,111,885     $      10,745,359
                                                                           ================      ================



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001

Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2001 and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", cash and cash equivalents are considered to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold and resale agreements." Cash paid for interest during the three months ended March 31, 2001 and 2000 totaled $514,643 and $6,741, respectively. Noncash investing activities for the three months ended March 31, 2001 included $54,146 of unrealized gains on available for sale securities.

Overview

       First National Bancshares, Inc. was incorporated on July 14, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina.

       Until March 27, 2000, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our banking subsidiary to commence business as a financial institution. First National Bank of Spartanburg is primarily engaged in the business of accepting demand deposits and savings insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

       The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at March 31, 2001 and for the three-month periods ending March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2000 as filed with the Securities and Exchange Commission.

       Until we opened the bank for business on March 27, 2000, we were accounted for as a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as we devoted substantially all of our efforts to establishing a new business. When we opened on March 27, 2000, certain reclassifications and adjustments were made to the financial statements to reflect that we are now accounted for as an operating company.

Basic Loss Per Share

       Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding. Stock options outstanding are not dilutive; therefore, only basic net loss per share is presented.

Item 2.         Management's Discussion and Analysis of Plan of Operation

Forward-Looking Statements

         The following is a discussion of our financial condition as of and for the three months ended March 31, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement (Registration Number 333-70589) as filed with and declared effective by the Securities and Exchange Commission.

         First National Bancshares, Inc. was organized on July 14, 1999, and its initial principal activities were related to the organization, conducting the initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which the bank opened for business on March 27, 2000 at its main banking location. The bank opened its Westside office on July 14, 2000.

         We have entered into a contract to construct our third branch office in Boiling Springs, South Carolina for approximately $500,000, not including the cost of furniture, fixtures and equipment, at a site that was purchased during the fourth quarter of 2000 for approximately $365,000. We expect to complete construction of this facility in the third or fourth quarter of 2001. We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

         At March 31, 2001, we had total assets of $69.7 million, consisting principally of loans, net of loan loss allowance, of $44.1 million; federal funds sold and resale agreements of $12.1 million; securities available for sale of $7.8 million; and property, at cost less accumulated depreciation, of $3.9 million. At March 31, 2001, the bank's loan portfolio consisted primarily of $28.1 million of commercial real estate loans, $6.7 million of commercial business loans, and $9.3 million of consumer and home equity loans. We plan to decrease the bank's federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

         Our liabilities at March 31, 2001 were $58.8 million, consisting principally of deposits of $57.8 million. The $57.8 million in deposits consisted primarily of $40.3 million in certificates of deposit, $10.8 million of money market and savings accounts and $6.7 million in checking accounts, of which 54% are business accounts.

         Total shareholders' equity decreased slightly from $10,974,384 million at December 31, 2000 to $10,916,382 at March 31, 2001. We currently expects that we will have sufficient cash flow to fund ongoing operations and we do not expect to raise any additional funds in the next 12 months.

Liquidity

         Our liquidity needs are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-deposit ratio, which was at 77% at March 31, 2001.

Capital

         We currently maintains a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change our capital position in a relatively short period of time.

Results of Operations

         The Company incurred a net loss of $112,148 for the three-month period ended March 31, 2001, or a net loss of $.09 per share based on the 1.2 million shares outstanding as of March 31, 2001 compared to a net loss of $38,891, or $.03 per share for the three-month period ended March 31, 2000. Prior to opening the bank on March 27, 2000, we were involved in activities related to the organization of First National Bancshares and First National Bank of Spartanburg including obtaining the required regulatory approvals, hiring qualified personnel, implementing operating procedures and taking other actions necessary for a successful bank opening. These activities contributed to the loss incurred for the three-month period ended March 31, 2000. We incurred a total of $402,480 in organizational expenses from inception (July 14, 1999) to the bank's opening date, of which $156,457 was incurred during the three-month period ended March 31, 2000. These costs were expensed when incurred in accordance with SOP 98-5, "Reporting on the Costs of Start-Up Activities."

         Included in the losses is a non-cash expense of $86,961 and $14,196, respectively for the three months ended March 31, 2001 and 2000 related to the provision for loan loss. The loan loss reserve was $557,854 as of March 31, 2001, or 1.25% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. At March 31, 2001, there were no non performing loans and we have had no net charge-offs since commencing operations.

         Net interest income, the largest component of our income, was $430,331 and $153,939 respectively, for the three months ended March 31, 2001 and 2000. Interest income for the three months ended March 31, 2000 includes $147,517 earned on stock subscription deposits received prior to opening the Bank. The remainder of interest income for the three months ended March 31, 2001 and 2000, respectively, includes $956,414 and $784 on loans; $132,288 and $126,897 on investment securities and $138,237 and $33,291 on federal funds sold.

         Our consolidated net interest margin for the three months ended March 31, 2001 was 2.96% and our earning assets averaged $58.3 million. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets.

         Average loans and investments for the three months ended March 31, 2001 were $40.98 million and $7.96 million, respectively. The average yields on loans and investments for the three months ended March 31, 2001 were 9.3% and 6.7%, respectively. The average balance of deposits for the three months ended March 31, 2001 was $48.7 million, and the weighted rate on deposits was 6.5%. Average balances and yields for the three-month period ended March 31, 2000 have not been presented as the Bank had commenced operations on March 27, 2000 and therefore had limited operating history.

         We incurred noninterest expense of $506,042 for the three-month period ended March 31, 2001, consisting primarily of $274,706 of salaries and benefits and $81,089 of occupancy and equipment expense. Noninterest expense for the three-month period ended March 31, 2000 totaled $178,634. This was primarily attributable to salaries and benefits of $121,901, other expense of $19,010, and occupancy and equipment expense of $17,345.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits

          (b)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST NATIONAL BANCSHARES, INC.



Date:  May 15, 2001                     By: /s/ Jerry L. Calvert
                                           -------------------------------------
                                           Jerry L. Calvert
                                           Chief Executive Officer



Date:  May 15, 2001                      By: /s/  Kitty B. Payne
                                            ------------------------------------
                                            Kitty B. Payne
                                            Chief Financial Officer