Form 10QSB
period 2001-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2001-08-13
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from to________

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                          58-2466370
-----------------------------------    -------------------------------------
   (State of Incorporation)             (I.R.S. Employer Identification No.)

               215 N. Pine St.
           Spartanburg, South Carolina                      29302
----------------------------------------------     -------------------------
   (Address of principal executive offices)                (Zip Code)

                      864-948-9001
                   (Telephone Number)


                                 Not Applicable
                            -----------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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

         1,200,000 shares of common stock, $0.01 par value per share, were outstanding on August 1, 2001

      Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                      --     --


                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - As of June 30, 2001 and December 31, 2000..................................3

          Consolidated Statements of Operations - For the three and six months ended June 30, 2001 and 2000........4

          Consolidated Statement of Changes in Shareholders' Equity
              For the six months ended June 30, 2001 and 2000......................................................5

          Consolidated Statement of Cash Flows - For the six months ended June 30, 2001 and 2000...................6

          Notes to Consolidated Financial Statements...............................................................7

Item 2.  Management's Discussion and Analysis of Plan of Operation..............................................8-10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................10

Item 2.  Changes in Securities and Use of Proceeds................................................................10

Item 3.  Defaults Upon Senior Securities..........................................................................10

Item 4. Submission of Matters to a Vote of Security Holders.......................................................10

Item 5.  Other Information........................................................................................11

Item 6. Exhibits and Reports on Form 8-K..........................................................................11

          (a)             Exhibits................................................................................11

          (b)             Reports on Form 8-K.....................................................................11


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY


                           Consolidated Balance Sheets




                                                                                        June 30, 2001       December 31, 2000
                                                                                         (unaudited)                 (audited)


               Assets

Cash and due from banks                                                             $           822,326   $          994,505
Federal funds sold and resale agreements                                                      4,425,000            7,990,000
Securities available for sale                                                                 8,608,820            8,022,471
Loans, net of allowance for loan losses of $624,254 and $470,893, respectively               49,451,039           37,199,261
Premises and equipment, net                                                                   4,136,494            3,321,854
Other                                                                                           856,625              767,405
                                                                                    -------------------    -----------------


         Total assets                                                               $        68,300,304    $      58,295,496
                                                                                    ===================    =================

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits                                                                        $        56,703,989    $      46,386,471
    Accrued expenses and other liabilities                                                      732,755              934,641
                                                                                    -------------------    -----------------
               Total liabilities                                                    $        57,436,744    $      47,321,112
                                                                                    -------------------    -----------------


Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                    -                    -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 shares issued and outstanding                                         12,000               12,000
   Additional paid-in capital                                                                11,791,311           11,791,311
   Retained earnings/(deficit)                                                               (1,048,912)            (878,078)
    Accumulated other comprehensive income                                                      109,161               49,151
                                                                                    -------------------     ----------------
         Total shareholders' equity                                                 $        10,863,560     $     10,974,384
                                                                                    ===================     ================

         Total liabilities and shareholders' equity                                 $        68,300,304     $     58,295,496
                                                                                    ===================     ================



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (unaudited)

                                                  For the three months ended                  For the six months ended
                                               June 30, 2001         June 30, 2000         June 30, 2001     June 30, 2000


Interest income:
    Loans                                   $  1,028,245          $    185,655         $    1,984,659      $    186,439
    Investment securities                        120,224                37,025                252,712           163,922
    Federal funds sold                           110,584               178,935                248,821           212,226
                                              ----------            ----------            -----------        ----------
    Total interest income                      1,259,053               401,615              2,486,192           562,587
                                              ----------            ----------            -----------        ----------

Interest expense:
    Line of credit                                     -                     -                      -             6,481
    Deposits                                     731,263               166,673              1,528,071           167,225
                                              ----------            ----------            -----------        ----------
    Total interest expense                       731,263               166,673              1,528,071           173,706
                                              ----------            ----------            -----------        ----------
Net interest income                              527,790               234,942                958,121           388,881
                                              ----------            ----------            -----------        ----------
Provision for loan losses                         66,400               103,660                153,361           117,856
                                              ----------            ----------            -----------        ----------

Net interest income after provision for loan
losses                                           461,390               131,281                804,760           271,025
                                              ----------            ----------            -----------        ----------

Noninterest income                                69,154                 2,741                119,678             2,741

Noninterest expense:
   Salaries and employee benefits
                                                 319,200               168,189                593,906           290,090
   Professional fees                              20,709                30,890                 42,030            43,981
    Data processing                               35,810                12,928                 60,547            19,480
    Public relations                              57,289                37,916                 95,274            37,916
    Occupancy and equipment expense               82,845                43,830                163,935            61,175
   Telephone and supplies                         17,835                19,033                 42,282            26,305
   Other                                          55,542                29,486                 97,298            41,960
                                              ----------            ----------            -----------        ----------

   Total noninterest expense                     589,230               342,272              1,095,272           520,907

Loss before income taxes                         (58,686)             (208,250)              (170,834)         (247,141)
                                              ----------            ----------            -----------        ----------

Provision for income taxes                             -                     -                      -                 -
                                              ----------            ----------            -----------        ----------
           Net loss                              (58,686)             (208,250)              (170,834)         (247,141)
                                              ----------            ----------            -----------        ----------

           Basic loss per share                      .05                   .17                     14               .21

  Weighted average shares outstanding
                                               1,200,000             1,200,000              1,200,000         1,200,000


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY


           Consolidated Statements of Changes in Shareholders' Equity

                 For the six months ended June 30, 2001 and 2000
                                   (unaudited)

                                                                                                     Accumulated
                                                                      Additional       Retained         Other             Total
                                             Common Stock              Paid-In         Earnings     Comprehensive     Shareholders'
                                        Shares          Amount         Capital        (Deficit)        Income            Equity
                                        --------       -------        ----------      ----------    ------------      ------------

Balance, December 31, 1999                     10   $         -   $         100   $    (212,946)  $           -      $    (212,846)
Redemption of stock from
   organizer                                  (10)            -            (100)              -               -               (100)
Proceeds from sale of stock, net
   of offering costs of $196,689        1,200,000        12,000      11,791,311               -               -         11,803,311
Comprehensive income:
   Net loss                                     -             -               -        (247,141)              -           (247,141)
                                      -----------    ----------   -------------    -------------   ------------       ------------

Balance, June 30, 2000                  1,200,000        12,000      11,791,311        (460,087)              -         11,343,224
                                      ===========   ===========   =============   =============    ============      =============


Balance, December 31, 2000              1,200,000        12,000      11,791,311        (878,078)         49,151         10,974,384

Comprehensive income:
   Net loss                                     -             -               -        (170,834)              -           (170,834)
   Change in net unrealized gains
     on securities available for sale           -             -               -               -          60,010             60,010
                                                                                                                      ------------
         Total comprehensive
           income                               -             -               -               -               -           (110,824)
                                      -----------    ----------    ------------    ------------    ------------       ------------

Balance, June 30, 2001                  1,200,000   $    12,000   $  11,791,311   $  (1,048,912)  $     109,161      $  10,863,560
                                      ===========    ==========    ============    ============    ============       ============




See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

                 For the six months ended June 30, 2001 and 2000
                                   (unaudited)


                                                                                     2001               2000
                                                                                     ----               ----

Cash flows from operating activities:
   Net loss                                                               $        (170,834)    $        (247,141)
   Adjustments to reconcile net loss to cash provided by (used for)
   operating activities:
     Provision for loan losses                                                      153,361               117,856
     Depreciation                                                                    77,787                20,087
     Discount accretion                                                             (21,824)             (128,848)
     Changes in deferred and accrued amounts:
       Prepaid expenses and other assets                                              7,480               (69,300)
       Accrued expenses and other liabilities                                      (201,886)              188,416
                                                                           -----------------     ----------------
         Net cash provided by (used for) operating activities                      (155,916)             (118,930)
                                                                           -----------------     ----------------

Cash flows from investing activities:
   Purchases of investment securities                                                     -           (34,269,732)
   Proceeds from maturity of investment securities                                        -            45,594,000
   Proceeds from maturity of securities available for sale                        3,632,041                     -
   Purchases of securities available for sale                                    (4,136,556)           (3,265,301)
   Net increase in loans                                                        (12,405,139)          (11,785,589)
   Net purchases of premises and equipment                                         (892,427)           (1,272,970)
   Purchase of FHLB and other stock                                                 (96,700)             (330,000)
                                                                           ----------------      -----------------
         Net cash provided (used) by investing activities                       (13,898,781)           (5,329,592)
                                                                           ----------------      -----------------

Cash flows from financing activities:
   Proceeds from sale of stock, net of stock offering costs                               -               519,261
   Redemption of stock of organizer                                                       -                  (100)
   Decrease on line of credit                                                             -              (390,000)
   Net increase in deposits                                                      10,317,518            17,507,237
                                                                           ----------------      ----------------
         Net cash provided by financing activities                               10,317,518            17,636,398
                                                                           ----------------      ----------------

         Net increase/(decrease) in cash and cash equivalents                    (3,737,179)           12,187,876

Cash and cash equivalents at beginning of period                                  8,984,505               126,121
                                                                           ----------------      ----------------

Cash and cash equivalents, end of period                                  $       5,247,326     $      12,313,997
                                                                           ================      ================



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2001



Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2001 and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", cash and cash equivalents are considered to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold and resale agreements." Cash paid for interest during the six months ended June 30, 2001 and 2000 totaled $1,580,195 and $48,411, respectively. Non-cash investing activities for the six months ended June 30, 2001 included $60,010 of unrealized gains on available for sale securities.

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

       Until March 27, 2000, we engaged in organizational and pre-opening activities necessary to obtain regulatory approvals and to prepare our banking subsidiary to commence business as a financial institution. First National Bank of Spartanburg is primarily engaged in the business of accepting demand and savings deposits insured by the Federal Deposit Insurance Corporation, and providing commercial, consumer and mortgage loans to the general public.

Basis of Presentation

       The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2001 and for the three and six-month periods ending June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2000 as filed with the Securities and Exchange Commission.

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

Basic Loss Per Share

       Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding. Stock options outstanding are anti-dilutive; therefore, only basic net loss per share is presented.


Item 2.   Management's Discussion and Analysis of Plan of Operation

Forward-Looking Statements

         The following is a discussion of our financial condition as of and for the three and six month periods ended June 30, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Business Activity and Organization

         First National Bancshares, Inc. was organized on July 14, 1999, and its initial principal activities were related to organizing, conducting the initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which the bank opened for business on March 27, 2000 at its main banking location. The bank opened its Westside office on July 14, 2000.

         We have entered into a contract to construct our third branch office in Boiling Springs, South Carolina for approximately $500,000, not including the cost of furniture, fixtures and equipment, at a site that was purchased during the fourth quarter of 2000 for approximately $365,000. We expect to complete construction of this facility during the third quarter of 2001. We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

         At June 30, 2001, we had total assets of $68.3 million, consisting principally of loans, net of loan loss allowance, of $49.5 million; federal funds sold and resale agreements of $4.4 million; securities available for sale of $8.6 million; and property, at cost less accumulated depreciation, of $4.1 million. At June 30, 2001, the bank's loan portfolio consisted primarily of $31.5 million of commercial real estate loans, $8.2 million of commercial business loans, and $10.4 million of consumer and home equity loans. We continue to decrease the bank's federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

         Our liabilities at June 30, 2001 were $57.4 million, consisting principally of deposits of $56.7 million. The $56.7 million in deposits consisted of $37.8 million in certificates of deposit, $9.9 million of money market and savings accounts and $9.0 million in checking accounts, of which 61% are business accounts.

         Total shareholders' equity decreased from $10,974,384 at December 31, 2000 to $10,863,560 at June 30, 2001 due to our net loss for the six-month period ended June 30, 2001. We currently expect that we will have sufficient cash flow to fund ongoing operations and we do not expect to raise any additional funds in the next 12 months.

Liquidity

         Our liquidity needs are generally met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. In addition, we maintain two lines of credit from correspondent banks totaling $3.3 million and are a member of the Federal Home Loan Bank of Atlanta, from which applications may be made for borrowing capabilities, if needed. Management believes that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near future.

          The level of liquidity may be measured by the loan-to-deposit ratio, which was at 88% at June 30, 2001. We had commitments to fund approximately $11.7 million in loans at June 30, 2001.

Capital

         We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next one to two years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change our capital position in a relatively short period of time.

Results of Operations

         We incurred a net loss of $58,686 for the three-month period ended June 30, 2001, or a net loss of $.05 per share based on the 1.2 million shares outstanding as of June 30, 2001 compared to a net loss of $208,250, or $.17 per share for the three-month period ended June 30, 2001 or an improvement of approximately 255%.

         Included in the losses is a non-cash expense of $66,400 and $103,660, respectively for the three months ended June 30, 2001 and 2000 related to the provision for loan loss. The loan loss reserve was $624,254 as of June 30, 2001, or 1.25% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. We have had no net charge-offs since commencing operations. We classified one potential problem loan in the amount of $45,000 that was classified as a non-accrual loan at June 30, 2001. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan which is classified as nonaccual is recognized as income when received.

         Net interest income, the largest component of our income, was $527,790 and $234,942, respectively, for the three months ended June 30, 2001 and 2000 or an increase of 125%. This increase in net interest income reflects the continued growth in the level of earning assets and interest-bearing deposits since opening.

         Interest income for the three months ended June 30, 2001 and 2000, respectively, includes $1,028,245 and $185,655 on loans; $120,224 and $37,025 on investment securities and $110,584 and $178,935 on federal funds sold. Average loans and investments for the three months ended June 30, 2001 were $51.57 million and $8.58 million, respectively. The average loans and investments for the three months ended June 30, 2000 were $7.3 million and $2.1 million. The average yields on loans and investments for the three months ended June 30, 2001 were 7.98% and 5.60%, respectively. The average yields on loans and investments for the three months ending June 30, 2000 were 10.1% and 6.9%, respectively. The reduction in the average yields on loans and investments is primarily due to the decreasing interest rate environment during the first half of 2001.

         Interest expense was $731,263 and $166,673 for the three months ended June 30, 2001 and 2000, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits The average balance of deposits was $53.87 million and $11.1 million, and the weighted rate on deposits was 5.4% and 6.0% for the three months ended June 30, 2001 and 2000, respectively. The decrease in the average rate paid reflects the decreases in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the six months ended June 30, 2001.

         Our consolidated net interest margin for the three months ended June 30, 2001 and 2000, respectively was 3.30% and 4.48% and our earning assets averaged $63.9 million and $21.0 million. The reduction in the net interest margin is due primarily to the reduction in the average yields on earning assets resulting from the decreasing interest rate environment during the first half of 2001 and to the continued capital expenditures on nonearning assets for branch expansion. The net interest margin is calculated as annualized net interest income divided by average earning assets.

         Non-interest income totaled $69,154 and $2,741 for the three-month periods ended June 30, 2001 and 2000, respectively. The increase in non-interest income primarily relates to higher deposit fees and additional mortgage loan fees received from our correspondent bank as a result of our larger customer base.

         We incurred non-interest expense of $589,230 for the three-month period ended June 30, 2001, consisting primarily of $319,200 of salaries and benefits expense, $82,845 of occupancy and equipment expense, $57,289 of public relations expense and $35,810 in data processing expense. Non-interest expense for the three-month period ended June 30, 2000 totaled $342,272. This was primarily attributable to salaries and benefits expense of $168,189, occupancy and equipment expense of $43,830, $37,916 in public relations expense and $30,890 in professional fees.

         Salaries and benefits expense increased by 89.8% due to the addition of staff hired to handle the current and anticipated future growth in both loans and deposits and for branch expansion and general merit increases. Occupancy and equipment expense increased by 89.0%, largely due to additional depreciation associated with new equipment purchases to accommodate new personnel as well as general operating costs associated with the real property for the new Westside and main offices.

         A comparison of the results of operations for the six-month periods ended June 30, 2001 and June 30, 2000 has not been presented as we commenced operations on March 27, 2000 and therefore, had less than six months of operating history for the six-month period ended June 30, 2000.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

         Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam. The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman. The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr. The Class II directors were up for reelection at this year's annual meeting held on April 19, 2001. Each of the existing Class II directors were reelected at the annual meeting. There were 985,160 votes cast during the election. All votes were cast for the election of the directors. No votes were withheld and no votes abstained. The terms of the Class III directors will expire at the 2002 Annual Shareholders Meeting and the terms of the Class I directors will expire at the 2003 Annual Shareholders Meeting.



Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST NATIONAL BANCSHARES, INC.


Date:  August 10, 2001                  By: /s/ Jerry L. Calvert
                                        ----------------------------------------
                                        Jerry L. Calvert
                                        Chief Executive Officer



Date:  August 10, 2001                  By: /s/ Kitty B. Payne
                                        ----------------------------------------
                                        Kitty B. Payne
                                        Chief Financial Officer