Form 10QSB
period 2001-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2001-11-14
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from ________ to ________

                        Commission file number 333-87503

                         First National Bancshares, Inc.
             (Exact name of registrant as specified in its charter)

          South Carolina                           58-2466370
      (State of Incorporation)           (I.R.S. Employer Identification No.)

                      215 N. Pine St.
           Spartanburg, South Carolina                          29302
   (Address of principal executive offices)                   (Zip Code)

                                  864-948-9001
                               (Telephone Number)


                                 Not Applicable
                          (Former name, former address
              and former fiscal year, if changed since last report)

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

      1,200,000 shares outstanding on November 1, 2001

      Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                      --     --

                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 2001 and December 31, 2000...................................3

          Consolidated Statements of Operations - For the three months ended  September 30, 2000 and 2001 and the nine months ended September 30, 2000 and 2001................................................4

          Consolidated Statement of Changes in Shareholders' Equity
              For the nine months ended September 30, 2000 and 2001................................................5

          Consolidated Statement of Cash Flows - For the nine months ended September 30, 2000 and 2001.............6

          Notes to Consolidated Financial Statements...............................................................7

Item 2.  Management's Discussion and Analysis of Plan of Operation     ............................................8-10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................10

Item 2.  Changes in Securities and Use of Proceeds.................................................................10

Item 3.  Defaults Upon Senior Securities...........................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................10

Item 5.  Other Information.........................................................................................10

Item 6.  Exhibits and Reports on Form 8-K..........................................................................10

              (a)                 Exhibits.........................................................................10

              (b)                 Reports on Form 8-K..............................................................10


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements


                           Consolidated Balance Sheets

                                                                                      September 30, 2001    December 31, 2000
                                                                                         (unaudited)                 (audited)


               Assets
Cash and cash equivalents                                                           $          1,210,376    $         994,505
Federal funds sold and resale agreements                                                       2,629,000            7,990,000
Securities available for sale                                                                 11,444,435            8,022,471
Loans, net of allowance for loan losses of $712,177 and $470,893, respectively                56,263,794           37,199,261
Premises and equipment, net                                                                    4,596,758            3,321,854
Other                                                                                            910,557              767,405
                                                                                     -------------------    -----------------

         Total assets                                                               $         77,054,920    $      58,295,496
                                                                                    ====================    =================

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits                                                                        $         65,497,450    $      46,386,471
    Accounts payable and accrued expenses                                                        693,131              934,641
                                                                                    --------------------    -----------------
               Total liabilities                                                    $         66,190,581    $      47,321,112
                                                                                    --------------------    -----------------


Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                     -                    -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 shares issued and outstanding                                          12,000               12,000
   Additional paid-in capital                                                                 11,791,311           11,791,311
   Retained earnings/(deficit)                                                                (1,090,545)            (878,078)
    Accumulated other comprehensive income                                                       151,573               49,151
                                                                                    --------------------    -----------------
         Total shareholders' equity                                                 $         10,864,339    $      10,974,384
                                                                                    --------------------    -----------------
         Total liabilities and shareholders' equity                                 $         77,054,920    $      58,295,496
                                                                                    ====================    =================


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                 For the three months ended                    For the nine months ended

                                          September 30, 2001   September 30, 2000    September 30, 2001    September 30, 2000



Interest income:
    Loans                                         1,126,747            421,996             3,111,407            608,435
    Investment securities                           141,077             79,464               393,788            243,387
    Federal funds sold                               51,445            236,234               300,267            448,460
                                                 ----------         ----------            ----------         ----------
    Total interest income                         1,319,269            737,694             3,805,462          1,300,282
                                                 ----------         ----------            ----------         ----------
Interest expense:
    Line of credit                                        -                  -                     -              6,481
    Deposits                                        725,165            386,903             2,253,236            554,128
                                                 ----------         ----------            ----------         ----------
    Total interest expense                          725,165            386,903             2,253,236            560,609
                                                 ----------         ----------            ----------         ----------
Net interest income                                 594,104            350,791             1,552,226            739,673
                                                 ----------         ----------            ----------         ----------
Provision for loan losses                            87,923            139,558               241,284            257,414
                                                 ----------         ----------            ----------         ----------
Net interest income after provision for
 loan losses                                        506,181            211,233             1,310,942            482,259
                                                 ----------         ----------            ----------         ----------
Noninterest income:
   Mortgage loan fees from correspondent             24,287                510                69,873              2,260
   Service charges and fees on deposit accounts      45,652              5,539               104,916              6,490
   Other                                              7,400              5,297                22,228              5,337
                                                 ----------         ----------            ----------         ----------
   Total noninterest income                          77,339             11,346               197,017             14,087
                                                 ----------         ----------            ----------         ----------
Noninterest expense:
   Salaries and employee benefits                   349,954            223,216               943,860            513,306
   Professional fees                                 13,113             11,440                55,143             54,987
    Data processing                                  40,312             14,381               100,859             30,878
    Public relations                                 51,824             34,232               147,099             75,883
    Occupancy and equipment expense                  92,146             69,267               256,080            130,442
    Telephone and supplies                           23,229             14,741                65,512             41,045
    Other                                            54,575             39,623               151,873             81,267
                                                 ----------         ----------            ----------         ----------
   Total noninterest expense                        625,153            406,900             1,720,426            927,808
                                                 ----------         ----------            ----------         ----------
Loss before income taxes                             41,633            184,321               212,467            431,462
                                                 ----------         ----------            ----------         ----------
Provision for income taxes                                -                  -                     -                  -
                                                 ----------         ----------            ----------         ----------
         Net loss                                   (41,633)          (184,321)             (212,467)          (431,462)
                                                 ==========         ==========            ==========         ==========
               Basic loss per share                     .03                .15                   .18                .36

   Weighted average shares outstanding            1,200,000          1,200,000             1,200,000          1,200,000


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

              For the nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                                                                          Accumulated
                                               Common Stock            Additional        Retained            Other         Total
                                      ------------------------------     Paid-In        Earnings/        Comprehensive  Shareholders
                                      Shares          Amount            Capital         (Deficit)            Income        Equity


Balance, December 31, 1999                  10                -     $      100    $  (212,946)    $            -   $     (212,846)

Redemption of stock from organizer         (10)                           (100)                                -             (100)

Proceeds from sale of stock, net of
  offering costs of  $196,689         1,200,000          12,000      11,791,311                                        11,803,311

Net loss                                                                              (431,462)                          (431,462)
                                                                                   -----------     --------------   -------------
Balance at September 30, 2000         1,200,000    $     12,000  $   11,791,311    $  (644,408)   $             -   $  11,158,903
                                      =========    ============   =============    ===========     ==============   =============

Balance, December 31, 2000            1,200,000          12,000      11,791,311       (878,078)            49,151      10,974,384
Comprehensive income:
   Net loss                                   -               -               -       (212,467)                 -        (212,467)
   Change in net unrealized gains
     on securities available for sale         -               -               -              -             102,422        102,422
                                                                                                                      -----------
         Total comprehensive
           income (loss)                      -               -               -              -                   -       (110,045)
                                     ----------    ------------    ------------  -------------     ---------------    -----------
Balance at September 30, 2001         1,200,000    $     12,000   $  11,791,311  $  (1,090,545)    $       151,573  $  10,864,339
                                     ==========    ============    ============  =============     ===============    ===========


                See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the nine months ended September 30, 2001 and 2000
                                   (unaudited)

                                                                                        2001                 2000
                                                                                        ----                 ----

Cash flows from operating activities:
   Net income (loss)                                                              $   (212,467)        $      (431,462)
    Adjustments to reconcile net loss to cash provided by operating activities:
    Provision for loan losses                                                          241,284                 257,414
    Depreciation                                                                       145,227                  50,179
    Discount accretion, net                                                            (34,821)               (139,276)
   Changes in deferred and accrued amounts:
     (Increase) decrease in prepaid expenses and other assets                          (46,452)               (173,762)
      Increase (decrease) in accrued expenses and other liabilities                   (241,510                 406,606
                                                                                  ------------          --------------

         Net cash provided (used) by operating activities                             (148,739)                (30,303)
                                                                                  ------------          --------------

Cash flows from investing activities:
   Purchases of investment securities                                                        -             (34,269,732)
   Proceeds from maturity of investment securities                                           -              45,594,000
   Proceeds from maturity of securities available for sale                            4,387,401                  9,159
   Purchases of securities available for sale                                        (7,672,122)            (5,243,587)
   Net (increase) decrease in loans                                                 (19,305,817)           (23,401,228)
   Net purchases of premises and equipment                                           (1,420,131)            (2,127,423)
   Purchase of investment in FHLB and other stock                                       (96,700)              (333,800)
                                                                                   ------------         --------------

         Net cash provided (used) by investing activities                           (24,107,369)           (19,772,611)
                                                                                   ------------         --------------

Cash flows from financing activities:
   Proceeds from sale of stock, net of stock offering costs                                   -                519,261
   Redemption of stock of organizer                                                           -                   (100)
   Repayment of line of credit                                                                -               (390,000)
   Net increase in deposits                                                          19,110,979             29,903,281
                                                                                   ------------         --------------

         Net cash provided by financing activities                                   19,110,979             30,032,442
                                                                                   ------------         --------------

         Net increase (decrease) in cash and cash equivalents                        (5,145,129)            10,229,528

Cash and cash equivalents at beginning of period                                      8,984,505                126,121
                                                                                   ------------         --------------

Cash and cash equivalents, end of period                                          $   3,839,376         $   10,355,649
                                                                                   ============         ==============


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2001


Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2001 and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold and resale agreements." Cash paid for interest during the nine months ended September 30, 2001 and 2000 totaled $2,382,041 and $188,517, respectively. Non-cash investing activities for the nine months ended September 30, 2001 included $102,422 of unrealized gains on available for sale securities.

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

Basis of Presentation

       The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2001 and for the three and nine-month periods ending September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2000 as filed with the Securities and Exchange Commission.

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

Item 2.         Management's Discussion and Analysis of Plan of Operation

Forward-Looking Statements

         The following is a discussion of our financial condition as of and for the period ended September 30, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

         The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased ecomomic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Business Activity and Organization

         First National Bancshares, Inc. was organized on July 14, 1999, and our initial principal activities were related to organizing, conducting the initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which the bank opened for business on March 27, 2000 at its main banking location. The bank opened its Westside office on July 14, 2000 and opened its third branch office in Boiling Springs, South Carolina on August 24, 2001. We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

         At September 30, 2001, we had total assets of $77.1 million, an increase of $18.8 million or 32% over the balance at December 31, 2000 of $58.3 million. This increase was primarily due to an increase in loans, which were at $57.0 million at September 30, 2001 compared to the balance of $37.7 million at December 31, 2000 or an increase of 51.2%. At September 30, 2001, our loan portfolio consisted primarily of $34.0 million of commercial real estate loans, $9.4 million of commercial business loans, and $14.5 million of consumer and home equity loans. Federal funds sold balances decreased by $5.3 million to $2.6 million from $7.99 million at December 31, 2000 or a decrease of 67% in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

         Our liabilities at September 30, 2001 were $66.2 million, an increase of $18.9 million or 40% over total liabilities at December 31, 2000 of $47.3 million, principally due to growth in deposits which ended the quarter at $65.5 million. The $65.5 million in deposits consisted primarily of $44.1 million in certificates of deposit, $10.95 million of money market and savings accounts and $10.45 million in checking accounts, of which 51% are business accounts.

         Total shareholders' equity decreased from $10,974,384 at December 31, 2000 to $10,864,339 at September 30, 2001 due to our net loss for the nine-month period ended September 30, 2001.

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

          The level of liquidity may be measured by the loan-to-deposit ratio, which was at 87% at September 30, 2001. We had commitments to fund approximately $14.6 million in loans at September 30, 2001.

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

Results of Operations

         We incurred a net loss of $41,633 for the three-month period ended September 30, 2001, or a net loss of $.03 per share based on the 1.2 million shares outstanding as of September 30, 2001. This compares favorably to a net loss of $184,321, or $.15 per share for the three-month period ended September 30, 2000 or an improvement of approximately 343%.

         Included in the losses is a non-cash expense of $87,923 and $139,558, respectively for the three months ended September 30, 2001 and 2000 related to the provision for loan loss. The loan loss reserve was $712,177 as of September 30, 2001, or 1.25% of gross loans. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. We have had no net charge-offs since commencing operations.

         The allowance for loan losses is also subject to review and approval by various regulatory agencies through their periodic examinations. Such examinations could result in required changes to the allowance for loan losses. No adjustments in the allowance or significant adjustments to the bank's internal classified loans were made as a result of our most recent examination performed by the Office of the Comptroller of the Currency.

         We classified one potential problem loan during the second quarter of 2001 in the amount of $45,000 that was classified as a non-accrual loan at September 30, 2001. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.

         Net interest income, the largest component of our income, was $594,104 for the three months ended September 30, 2001 or an increase of 69.4% over our net interest income of $350,791 for the same period in 2000. This increase in net interest income reflects the continued growth in the level of earning assets and interest-bearing deposits since opening.

         Interest income for the three months ended September 30, 2001 and 2000, respectively, includes $1,126,747 and $421,996 on loans; $141,077 and $79,464 on investment securities and $51,445 and $236,234 on federal funds sold. Average loans and investments for the three months ended September 30, 2001 were $54.18 million and $9.12 million, respectively. The average loans and investments for the three months ended September 30, 2000 were $16.1 million and $4.2 million. The average yields on loans and investments for the three months ended September 30, 2001 were 8.32% and 6.19%, respectively. The average yields on loans and investments for the three months ending September 30, 2000 were

10.48% and 7.5%, respectively. The reduction in the average yields on loans and investments is primarily due to the decreasing interest rate environment during 2001.

         Interest expense was $725,165 and $386,903 for the three months ended September 30, 2001 and 2000, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits The average balance of deposits was $62.1 million and $25.8 million, and the weighted rate on deposits was 4.67% and 5.95% for the three months ended September 30, 2001 and 2000, respectively. The decrease in the average rate paid reflects the decreases in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during 2001.

         Our consolidated net interest margin for the three months ended September 30, 2001 and 2000, respectively was 3.50% and 4.00% and our earning assets averaged $67.8 million and $35.1 million. The reduction in the net interest margin is due primarily to the reduction in the average yields on earning assets resulting from the decreasing interest rate environment during 2001 and to the continued capital expenditures on nonearning assets for branch expansion. The net interest margin is calculated as annualized net interest income divided by average earning assets.

         Non-interest income totaled $77,339 and $11,346 for the three-month periods ended September 30, 2001 and 2000, respectively. The increase primarily results from mortgage loan fees received from our correspondent bank as a result of increased home mortgage refinancing activity occurring during the declining rate environment. The increase in non-interest income also relates to higher deposit fees as a result of our larger customer base.

         We incurred non-interest expense of $625,153 for the three-month period ended September 30, 2001, consisting primarily of $349,954 of salaries and benefits expense, $92,146 of occupancy and equipment expense, $51,824 of public relations expense and $40,312 in data processing expense. Non-interest expense for the three-month period ended September 30, 2000 totaled $406,900, consisting primarily of salaries and benefits expense of $223,216, occupancy and equipment expense of $69,267, $34,232 in public relations expense and $14,381 in data processing expense.

         Salaries and benefits expense increased by 56.8% due to the addition of staff hired to handle the current and anticipated future growth in both loans and deposits and for branch expansion and general merit increases. Occupancy and equipment expense increased by 33.0%, largely due to additional depreciation associated with new equipment purchases to accommodate new personnel as well as general operating costs associated with the real property and equipment for the new main office and the Westside and Boiling Springs branch offices. Data processing expense increased by 180.3% due to increased costs associated with growth in customer transaction processing due to branch expansion.

         A comparison of the results of operations for the nine-month periods ended September 30, 2001 and September 30, 2000 has not been presented as we commenced operations on March 27, 2000 and therefore, had less than nine months of operating history for the nine-month period ended September 30, 2000.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a)                               Exhibits

         (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST NATIONAL BANCSHARES, INC.


Date:  November 12, 2001                      By: /s/ Jerry L. Calvert
                                                  ------------------------------
                                                      Jerry L. Calvert
                                              Chief Executive Officer



Date:  November 12, 2001                      By: /s/ Kitty B. Payne
                                                  ------------------------------
                                                  Kitty B. Payne
                                                  Chief Financial Officer