Form 10KSB
period 2001-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2002-03-15
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

         or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                          Commission file no. 333-87503

                          First National Bancshares, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              South Carolina                                  58-2466370
        --------------------------                            ----------
       (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or Organization)                   Identification No.)

              215 N. Pine St.
             Spartanburg, S.C.                                  29302
          ------------------------                           ---------
 (Address of Principal Executive Offices)                     (Zip Code)

                                  864-948-9001
                       ----------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes    X          No
    --------         -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's loss for its most recent fiscal year was $203,248. As of March 1, 2002, 1,200,000 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2002 is $7,740,645. This calculation is computed by reference to the closing price of our common stock as reported on the OTC Electronic Bulletin Board on March 1, 2002, of $10.91 per share.

    Transitional Small Business Disclosure Format.  (Check one):  Yes    No   X
                                                                      --     --

                  DOCUMENTS INCORPORATED BY REFERENCE

Company's 2001 Annual Report                                            Part II
Company's Proxy Statement for the
 2002 Annual Shareholders Meeting                                       Part III

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

         We used $11 million of the proceeds to capitalize the bank which opened for business on March 27, 2000 in a temporary location at 451 E. St. John St. that was also the headquarters of the holding company. The bank opened its second full-service banking office at 2680 Reidville Road in Spartanburg on July 14, 2000 and opened its third full-service office at 3090 Boiling Springs Road in Boiling Springs on August 25, 2001. We completed the construction of our permanent main office at 215 N. Pine St. and moved our headquarters and a full-service banking office to this location on February 5, 2001.

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

Banking Services

     The bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits of the bank are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Other services which the bank offers include safe deposit boxes, bank official checks, traveler's checks, and wire transfer capabilities. The bank activated its website and its remote internet banking product, First National Online, on February 20, 2001 and launched its internet-based commercial cash management product in October of 2001.

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

     Our primary service area consists of Spartanburg County, South Carolina, with a focus on the ten mile radius of our main office and our branch office at 2680 Reidville Road. Our main office is located at 215 N. Pine St. in downtown Spartanburg and provides excellent visibility for the bank. We opened our second branch office on the west side of Spartanburg, the fastest growing area of the county on July 14, 2000 and we opened our third branch office at 3090 Boiling Springs Road in northern Spartanburg County on August 24, 2001. Our anticipated expansion plans include opening additional branches strategically located within our service area to extend the market reach of our bank while increasing our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

Deposit Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our primary market area at rates competitive to those offered in the Spartanburg area. In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs). We solicit these accounts from individuals, businesses, associations, organizations, and governmental authorities.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank's market area. We intend to originate quality, profitable loans which will benefit the area's economy and promote the growth of the bank. Management has focused on maintaining a quality loan portfolio and to accept only those credit risks which meet the bank's underwriting standards.

         Real Estate and Mortgage Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. We generally charges an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank's borrowers. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the property backed with a review of the personal financial statements of the principal owners.

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

         Commercial Loans. We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable or inventory, and/or personal guarantees of the principals of the business. We also make small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans are typically partially guaranteed by the government, which may help to reduce our risk. Government guarantees of SBA loans do not exceed 80% of the loan value and will generally be less.

         As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans vary with many economic factors, including the economy in the Spartanburg County area. The well-established banks in the Spartanburg County area make proportionately more loans to medium to large-sized businesses than we do. Many of our commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. As with other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the borrower. The principal competitors for consumer loans are the established banks and financial services companies in the Spartanburg County area.

         Underwriting Procedures, Collateral and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

              o Character - we determine that the borrower has sound character and integrity by examining the borrower's history.
              o Capital - we evaluate the borrower's overall financial strength, as well as the equity investment in the asset being financed.
              o Collateral - we determine that the collateral is adequate from the standpoint of quality, marketability, value and income potential.
              o Capacity - we evaluate the borrower's ability to service the debt.
              o Conditions - we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

         It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending. We generally limit our loan-to-value ratio to 80%. We obtain a security interest in real estate for loans secured by real estate, including construction and development loans and other commercial loans. For commercial loans, we obtain security interests in equipment and other company assets. For consumer loans used to purchase vehicles, we obtain appropriate title documentation. For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we obtain other available collateral such as stocks and bonds.

         Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. Certain types of real estate have specific risk characteristics that vary according to the type of collateral that secures the loan, the terms of the loan, and the repayment sources of the loan.

         Commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Often, this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates.

         Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower's employment status as the sole source of repayment. Agricultural loans carry the risk of crop failure, which adversely impacts both the borrower's ability to repay the loan and the value of the collateral.

         By following defined underwriting criteria noted above, we can help to reduce these risks. Additionally, we help to reduce the risk that the underlying collateral may not be sufficient to repay the outstanding balances by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We control risks by limiting the concentration of our loan portfolio in any one type of loan. A concentration of credit report based upon SIC code is reviewed on a quarterly basis by our Board of Directors.

         Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the directors' loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. We adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in our residential mortgage loan review process, but may choose to alter this policy in the future. We currently originate our residential mortgage loans through a correspondent bank.

         Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits increase or decrease as our capital increases or decreases.

         Based upon the initial capitalization of the bank with $11 million, we initially had a self-imposed loan limit of $1,320,000, which represents 80% of our initial legal lending limit of $1,650,000. We actively engage in selling participations in our loans to other financial institutions in order to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits. We compete for real estate loans with a number of competitors which are well-established in the Spartanburg County area and have substantially greater resources and lending limits. As a result, we occasionally must charge a lower interest rate to attract borrowers.

Other Banking Services

         We offer other banking services including drive-up ATM's, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by telephone. We activated our website and First National Online, our internet banking product, on February 20, 2001. In addition, we introduced our internet-based commercial cash management product in October of 2001. We are associated with the Cirrus and Pulse ATM networks, which may be used by our customers throughout the country. We also offer credit card services through a correspondent bank. We do not plan to exercise trust powers during our initial years of operation.

Market Share

         As of June 30, 2001, total deposits in our primary service area were $2.34 billion, which represented a 1.21% deposit growth rate from 2000. Our market share as of this date was 2.47%, an increase of 204.53% over our market share in 2000 of .81%. Our plan is to grow our deposit base to $200 million in our five initial years of operation. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.


                           Supervision and Regulation

         We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time, other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

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

First National Bancshares, Inc.

         Because our holding company, First National Bancshares, Inc., owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. Our activities are also governed by the Glass-Steagall Act of 1933. These regulations may be affected by the changes enacted by the Gramm-Leach-Bliley Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

         o    banking and managing or controlling banks;
         o furnishing services to or performing services for its subsidiaries ; and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in " First National Bank of Spartanburg - Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to the bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First National Bank of Spartanburg

         Our bank, First National Bank of Spartanburg, operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

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

         The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency will also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

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

         Our bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

         Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Location and Service Area

         We conduct a general commercial and retail banking business, emphasizing the needs of individuals and small- to medium-sized businesses. We operate our banking business through our bank, First National Bank of Spartanburg. Our main office is located at 215 N. Pine Street in Spartanburg, South Carolina. We also operate two additional branch offices in Spartanburg County. We primarily serve Spartanburg, South Carolina and the surrounding area.

Competition

         The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Spartanburg County area and elsewhere. As of March 1, 2002, there were 15 commercial banks and 2 savings banks operating in Spartanburg County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services, including extensive and established branch networks and trust services, that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

         As of March 1, 2002, we had 37 employees, of which 34 were full time. These employees provide the majority of their services to our bank.

Item 2.    Description of Property

         As of February 5, 2001, the principal place of business of both the company and the bank is located at 215 N. Pine Street, Spartanburg, South Carolina 29302, one block north of the intersection of Main Street and Pine Street in downtown Spartanburg. We own the approximately 2.0 acre site and the 15,000 square foot building with four drive-through banking stations and an automated teller machine. We had previously operated our headquarters and a full-service branch in a temporary facility across the street from our new main office facility at 451 E. St. John Street, Spartanburg, South Carolina 29302 since the bank opened for business on March 27, 2000.

         We opened a 3,000 square foot branch office on July 14, 2000 on the west side of Spartanburg on a one-acre outparcel of the Oak Grove Shopping Center at 2680 Reidville Road, Spartanburg, South Carolina 29301. The branch has four drive-through banking stations and an automated teller machine. We have a 20 year lease on the land and constructed the building at this location for approximately $611,000. Furniture, fixtures and equipment for the branch cost approximately $217,000.

         We opened a 3,000 square foot branch office on August 25, 2001 at 3090 Boiling Springs Road in northern Spartanburg County in Boiling Springs, South Carolina 29316 on a plot of land which was purchased for approximately $370,000. The facility was constructed at a cost of approximately $500,000. The branch has four drive-through banking stations and an automated teller machine. Furniture, fixtures and equipment for the branch cost approximately $198,000.

         We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Item 3.    Legal Proceedings.

         There are no material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.

         Our stock trades under the symbol "FNSC" on the OTC Bulletin Board. Trading and quotations of the common stock have been limited and sporadic. The ranges of prices known to management at which shares of stock have been traded are $10.00 to $12.00. As of March 1, 2002, there were 355 shareholders of record.

         All of our outstanding shares of stock of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the board of directors. We currently intend to retain earnings to support operations and finance expansion and therefore we do not anticipate paying cash dividends in the foreseeable future.

         The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

                       2001                        High                   Low
                       ----                        ----                   ---

                   First Quarter                 $ 10.75               $ 10.50
                  Second Quarter                   10.875                10.00
                   Third Quarter                   11.00                 10.00
                  Fourth Quarter                   12.00                 10.25

                       2000                        High                   Low
                       ----                        ----                   ---

                   First Quarter                    N/A                   N/A
                  Second Quarter                 $ 10.25               $ 10.125
                   Third Quarter                   10.625                10.50
                  Fourth Quarter                   10.75                 10.75

The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.  Management's Discussion and Analysis of Results of Operation

         In response to this Item, the information contained on pages 4 through 14 of our Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7.  Financial Statements

         In response to this Item, the information contained on pages 15 through 37 of our Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On February 20, 2002, we dismissed the firm of Crisp Hughes Evans, LLP and proceeded to replace them with Elliott Davis, LLP as our independent auditors. The decision to dismiss Crisp Hughes Evans, LLP was recommended by our audit committee and authorized by our board of directors.

         The reports of Crisp Hughes Evans, LLP on the Company's financial statements for the past three fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 2001, December 31, 2000 and December 31, 1999, and during any subsequent interim period preceding the dismissal of Crisp Hughes Evans, LLP, there were no disagreements with Crisp Hughes Evans, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Crisp Hughes Evans, LLP, would have caused Crisp Hughes Evans, LLP to make reference to the matter in their report.

         During the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999, and during any subsequent interim period preceding the dismissal of Crisp Hughes Evans, LLP, there were no "reportable events" to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

         We have requested Crisp Hughes Evans, LLP to furnish a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 22, 2002, is filed as Exhibit 16.1 to the Report on Form 8-K.

         On February 21, 2002, we engaged Elliott Davis, LLP as our independent auditors for the fiscal year ended December 31, 2002, to audit the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of Elliott Davis, LLP, we did not consult Elliott Davis, LLP on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, the information contained on pages 7 through 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2002 is incorporated herein by reference.

Item 11. Executive Security Ownership of Certain Beneficial Owners and
         Management

         In response to this Item, the information contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2002 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2002 is incorporated herein by reference.

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

13       Company 2001 Annual Report

21       Subsidiaries of the Company


The exhibits listed above will be furnished to any security holder upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina 29304. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.


(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST NATIONAL BANCSHARES, INC.

Date:   March 15, 2002          By:      /s/ Jerry L. Calvert
       -----------------                 ---------------------------------------
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

Signature                                            Title                              Date
---------                                            -----                              ----


/s/ C. Dan Adams                                     Director                            March 15, 2002
--------------------------------------------
C. Dan Adams


/s/ Mellnee G. Buchheit                              Director                            March 15, 2002
--------------------------------------------
Mellnee G. Buchheit


/s/ Jerry L. Calvert                                 Director,                           March 15, 2002
--------------------------------------------
Jerry L. Calvert                                     President,
                                                     Chief Executive Officer


/s/ Martha Cloud Chapman                             Director                            March 15, 2002
-------------------------------------------
Martha Cloud Chapman


/s/ W. Russel Floyd, Jr.                             Director                            March 15, 2002
--------------------------------------------
W. Russel Floyd, Jr.


/s/ C. Tyrone Gilmore, Sr.                           Director                            March 15, 2002
--------------------------------------------
C. Tyrone Gilmore, Sr.


/s/ Gaines W. Hammond, Jr., MD                       Director                            March 15, 2002
--------------------------------------------
Gaines W. Hammond, Jr., M.D.





/s/ Benjamin R. Hines                                Director                           March 15, 2002
--------------------------------------------
Benjamin R. Hines


/s/ William A. Hudson                                Director                           March 15, 2002
--------------------------------------------
William A. Hudson


/s/ Kitty B. Payne                                   Chief Financial Officer,           March 15, 2002
--------------------------------------------         Principal Financial and Accounting
Kitty B. Payne                                       Officer



/s/ Norman F. Pulliam                                Director, Chairman                 March 15, 2002
--------------------------------------------         of the Board
Norman F. Pulliam


/s/ Peter E. Weisman                                 Director                           March 15, 2002
--------------------------------------------
Peter E. Weisman


/s/ Donald B. Wildman                                Director                           March 15, 2002
--------------------------------------------
Donald B. Wildman


/s/ Coleman L. Young, Jr.                            Director                            March 15, 2002
--------------------------------------------
Coleman L. Young, Jr.

                                INDEX TO EXHIBITS
Exhibit
Number                     Description
-------                    -----------


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

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1 Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333- 70589).

10.2     Form of Stock Warrant Agreement (incorporated by reference to Exhibit
         10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5 Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to
         Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

13       Company 2001 Annual Report

21       Subsidiaries of the Company

Exhibit 13

                        2001 Annual Report of the Company