Form 10QSB
period 2002-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2002-05-15
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                                58-2466370
  ----------------------------------       -------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

                215 N. Pine St.                        29302
------------------------------------------        ----------------------
       Spartanburg, South Carolina                   (Zip Code)
    (Address of principal executive offices)

                                  864-948-9001
                          ----------------------------
                               (Telephone Number)


                                 Not Applicable
                      -----------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

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

1,200,000 shares of common stock, $0.01 par value per share, were outstanding on May 1, 2002

      Transitional Small Business Disclosure Format (check one):  YES   NO  X
                                                                      --    --


                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.......................................3

          Consolidated Statements of Operations - For the three months ended March 31, 2002 and 2001.............. 4

          Consolidated Statement of Changes in Shareholders' Equity For the
              three months ended March 31, 2002 and 2001...........................................................5

          Consolidated Statement of Cash Flows - For the three months ended March 31, 2002 and 2001................6

          Notes to Consolidated Financial Statements...............................................................7

Item 2.  Management's Discussion and Analysis of Plan of Operation..............................................8-11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................11

Item 2.  Changes in Securities and Use of Proceeds.................................................................11

Item 3.  Defaults Upon Senior Securities...........................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................11

Item 5.  Other Information.........................................................................................11

Item 6.  Exhibits and Reports on Form  8-K.........................................................................12

(a)           Exhibits.............................................................................................12

(b)           Reports on Form  8-K.................................................................................12

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                        March 31, 2002      December 31, 2001
                                                                                         (unaudited)                 (audited)
               Assets

Cash and due from banks                                                             $         1,266,426     $         381,844
Interest bearing bank balances                                                                1,907,833                     -
Federal funds sold and resale agreements                                                      4,004,000               929,000
Securities available for sale                                                                11,327,901            12,407,758
Loans, net of allowance for loan losses of $868,299 and $800,303, respectively               68,588,321            63,068,648
Premises and equipment, net                                                                   4,557,884             4,560,144
Other                                                                                         1,096,481               946,863
                                                                                    -------------------     -----------------


         Total assets                                                               $        92,748,846     $      82,294,257
                                                                                    ===================     =================

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits
      Noninterest-bearing                                                           $         7,845,211     $       6,500,856
      Interest-bearing                                                                       71,747,728            64,417,550
                                                                                    -------------------     -----------------

                  Total deposits                                                    $        79,592,939     $      70,918,406
                                                                                    -------------------     -----------------

    Federal Home Loan Bank advances                                                           2,000,000                     -
    Accrued expenses and other liabilities                                                      404,417               618,271
                                                                                    -------------------     -----------------
               Total liabilities                                                    $        81,997,356     $      71,536,677
                                                                                    -------------------     -----------------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                    -                     -
   Common stock, par value $.01 per share, 10,000,000 shares
     authorized, 1,200,000 shares issued and outstanding                                         12,000                12,000
   Additional paid-in capital                                                                11,791,311            11,791,311
   Retained earnings/(deficit)                                                               (1,054,448)           (1,081,326)
    Accumulated other comprehensive income                                                        2,627                35,595
                                                                                    -------------------     -----------------
         Total shareholders' equity                                                 $        10,751,490     $      10,757,580
                                                                                    ===================     =================

         Total liabilities and shareholders' equity                                 $        92,748,846     $      82,294,257
                                                                                    ===================     =================

See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                                                 Three months ended     Three months ended
                                                                                   March 31, 2002         March 31, 2001

Interest income:
    Loans                                                                       $           1,115,429  $           956,414
    Investment securities                                                                     138,863              132,488
    Federal funds sold                                                                         36,186              138,237
                                                                                ---------------------  -------------------
Total interest income                                                                       1,290,478            1,227,139
                                                                                ---------------------  -------------------
Interest expense:
    Federal  Home Loan Bank advances                                                           13,108                    -
    Deposits                                                                                  551,104              796,808
                                                                                ---------------------  -------------------
    Total interest expense                                                                    564,212              796,808
                                                                                ---------------------  -------------------

Net interest income                                                                           726,266              430,331
                                                                                ---------------------  -------------------

Provision for loan losses                                                                      74,066               86,961
                                                                                ---------------------  -------------------

Net interest income after provision for loan losses                                           652,200              343,370
                                                                                ---------------------  -------------------

Noninterest income:
   Mortgage loan fees from correspondent                                                       36,962               22,638
   Service charges and fees on deposit accounts                                                78,879               21,318
   Other                                                                                       28,742                6,583


   Total noninterest income                                                                   144,583               50,524

Noninterest expense:
   Salaries and employee benefits                                                             401,090              274,706
   Professional fees                                                                           28,903               21,321
   Data processing                                                                             57,894               24,737
   Public relations                                                                            62,313               37,985
   Occupancy and equipment expense                                                            108,002               81,089
   Telephone and supplies                                                                      26,977               24,447
   Other                                                                                       80,026               41,757
                                                                                ---------------------  -------------------
   Total noninterest expense                                                                  765,205              506,042

Income (loss) before income taxes                                                              31,578             (112,148)
                                                                                ---------------------  -------------------
Provision for income taxes                                                                      4,700                    -
                                                                                ---------------------  -------------------

         Net income (loss)                                                                     26,878             (112,148)

               Basic income (loss) per share                                                      .02                 (.09)

                Weighted average shares outstanding                                         1,200,000            1,200,000

See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes in Shareholders' Equity

               For the three months ended March 31, 2002 and 2001
                                   (unaudited)

                                                                                                     Accumulated
                                            Common Stock            Additional       Retained           Other             Total
                                      ----------------------------    Paid-In        Earnings       Comprehensive     Shareholders'
                                       Shares          Amount         Capital       (Deficit)          Income             Equity

Balance, December 31, 2000             1,200,000          12,000      11,791,311       (878,078)         49,151         10,974,384
Comprehensive income:
   Net loss                                    -               -               -       (112,148)              -           (112,148)
   Change in net unrealized gains
     on securities available for sale          -               -               -              -          54,146             54,146
                                                                                                                      ------------
         Total comprehensive
           income                              -               -               -              -               -            (58,002)
                                      ----------    ------------    ------------   ------------    ------------       ------------
Balance, March 31, 2001                1,200,000   $      12,000   $  11,791,311  $    (990,226)  $     103,297      $  10,916,382
                                      ==========    ============    ============   ============    ============        ===========

Balance, December 31, 2001             1,200,000          12,000      11,791,311     (1,081,326)         35,595         10,757,580
Comprehensive income:
   Net income:                                 -               -               -          26,878              -             26,878
   Change in net unrealized gains
     on securities available for sale,
            net of income tax of $             -               -               -              -         (32,968)           (32,968)
                                                                                                                     -------------
         Total comprehensive
           income                              -               -               -              -               -             (6,090)
                                      ----------    ------------    ------------   ------------    ------------       ------------

Balance, March 31, 2002                1,200,000   $      12,000   $  11,791,311  $  (1,054,448)  $       2,627      $  10,751,490
                                      ==========    ============    ============   ============    ============        ===========



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

               For the three months ended March 31, 2002 and 2001
                                   (unaudited)


                                                                                     2002               2001
                                                                                     ----               ----
Cash flows from operating activities:
   Net income (loss)                                                      $          26,878     $        (112,148)
   Adjustments to reconcile net income (loss) to cash provided by
   (used for) operating activities:
     Provision for loan losses                                                       74,066                86,961
     Depreciation                                                                    55,614                34,701
     (Discount accretion)/premium amortization, net                                  16,632                (3,636)
     Changes in deferred and accrued amounts:
       Prepaid expenses and other assets                                              3,482               (61,992)
       Accrued expenses and other liabilities                                      (196,870)              107,124
                                                                           -----------------     ----------------
         Net cash provided by (used for) operating activities                       (20,198)               51,010
                                                                           -----------------     ----------------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                      3,012,959             1,864,450
   Purchases of securities available for sale                                    (1,999,685)           (1,550,352)
   Net increase in loans                                                         (5,593,739)           (6,958,141)
   Net purchases of premises and equipment                                          (53,355)             (572,657)
   Purchase of FHLB and other stock                                                (153,100)              (96,700)
                                                                           ----------------      ----------------
         Net cash used by investing activities                                   (4,786,920)           (7,313,400)
                                                                           ----------------      ----------------

Cash flows from financing activities:
   Increase in FHLB borrowings                                                    2,000,000                     -
   Net increase in deposits                                                       8,674,533            11,389,770
                                                                           ----------------      ----------------
         Net cash provided by financing activities                               10,674,533            11,389,770
                                                                           ----------------      ----------------

         Net increase in cash and cash equivalents                                5,867,415             4,127,380

Cash and cash equivalents at beginning of period                                  1,310,844             8,984,505
                                                                           ----------------      ----------------

Cash and cash equivalents, end of period                                  $       7,178,259     $      13,111,885
                                                                           ================      ================



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2002

Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2002 and is incorporated herein by reference. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", cash and cash equivalents are considered to be those amounts included in the balance sheet captions "Cash and due from banks", "Interest bearing bank balances" and "Federal funds sold and resale agreements." Cash paid for interest during the three months ended March 31, 2002 and 2001 totaled $772,561 and $514,643, respectively. Noncash investing activities for the three months ended March 31, 2002 and 2001 included $49,951 and $54,146 of unrealized gains on available for sale securities, respectively.

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

Basis of Presentation

       The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at March 31, 2002 and for the three-month periods ending March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2001 as filed with the Securities and Exchange Commission.

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

Basic Income (Loss) Per Share

       Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding. Stock options outstanding are not currently dilutive; therefore, only basic net income (loss) per share is presented.

Item 2.         Management's Discussion and Analysis of Plan of Operation

Forward-Looking Statements

         The following is a discussion of our financial condition as of and for the three months ended March 31, 2002. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

       o    the effects of future economic conditions;
       o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
       o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
       o    our ability to control costs, expenses, and loan delinquency rates;
            and
       o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Critical Accounting Policies

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

         Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

         We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the section "Provision for Loan Losses" below for a description of our processes and methodology for determining our allowance for loan losses.

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

Financial Condition

         Total assets at March 31, 2002 of $92.7 million increased 12.6% over total assets of $82.3 million at December 31, 2001 and consisted principally of loans, net of loan loss allowance, of $68.6 million; federal funds sold and resale agreements of $4.0 million; securities available for sale of $11.3 million; and property, at cost less accumulated depreciation, of $4.6 million. At March 31, 2002, the bank's loan portfolio consisted primarily of $40.6 million of commercial real estate loans, $11.2 million of commercial business loans, and $17.7 million of consumer and home equity loans. We plan to continue to decrease the bank's federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

         Our liabilities at March 31, 2002 were $82.0 million, an increase of 14.6% over liabilities at December 31, 2001 of $70.9 million and consisted principally of deposits of $79.6 million. The $79.6 million in deposits consisted primarily of $51.9 million in certificates of deposit, $11.8 million of money market and savings accounts and $15.9 million in checking accounts, of which 40% are business accounts. We advanced $2 million during the quarter on our available borrowings from the Federal Home Loan Bank of Atlanta.

         Total shareholders' equity decreased slightly from $10,757,580 at December 31, 2001 to $10,751,490 at March 31, 2002, primarily due to the decrease in the unrealized gain on securities available for sale during the quarter. We currently expect that we will have sufficient cash flow to fund ongoing operations.

Liquidity

         Our liquidity needs including commitments to extend credit are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. In making these commitments, we use the same credit and collateral policies as we do for on-balance sheet instruments. We evaluate each customer's creditworthiness on a case-by-case basis and obtain collateral, if necessary, based on our credit evaluation of the borrower. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

         At March 31, 2002, through the operations of our bank, we had issued commitments to extend credit of $18.0 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled $30,000 at March 31, 2002. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

         The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $5,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 87% at March 31, 2002 as compared to 77% at March 31, 2001.

         Management believes that the bank's existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

         We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies. Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next twelve to fifteen months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and continued losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of December 31, 2001, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations

         The Company recognized net income of $26,878 for the three-month period ended March 31, 2002, or net income of $.02 per share based on the 1.2 million shares outstanding as of March 31, 2002 compared to a net loss of $112,148, or $.09 per share for the three-month period ended March 31, 2001.

Provision for Loan Losses

         Included in the statements of operations is a non-cash expense of $74,066 and $86,961 for the three months ended March 31, 2002 and 2001, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $868,299 and $557,854 as of March 31, 2002 and 2001, or 1.25%
of gross loans, respectively.

         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance.

         We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. Due to our limited operating history, the provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In additional, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

         During the first quarter of 2002, we charged off one loan which had been on nonaccrual status at December 31, 2001, resulting in a charge to the allowance for loan losses in the amount of $6,070. In addition, we classified one potential problem loan during the first quarter of 2002 in the amount of $33,000 that was classified as a non-accrual loan at March 31, 2002. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received.

Net Interest Income

         Net interest income, the largest component of our income, was $726,266 and $430,331 for the three months ended March 31, 2002 and 2001, respectively. The overall increase in net interest income reflects the continued growth in the level of earning assets and interest-bearing deposits since opening.

         Interest income for the three months ended March 31, 2002 and 2001, respectively, includes $1,115,429 and $956,414 on loans; $138,863 and $132,488 on investment securities and $36,186 and $138,237 on federal funds sold. Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio, resulting in a reduction in interest income on federal funds sold.

         Our consolidated net interest margin for the three months ended March 31, 2002 and 2001 was 3.49% and 2.96%, respectively and our earning assets averaged $86.5 million and $58.3 million, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets.

         Average loans for the three months ended March 31, 2002 and 2001 were $68.5 million and $40.98 million, respectively. The average yields on loans for the three months ended March 31, 2002 and 2001 were 6.5% and 9.3%, respectively. Average investments for the three months ended March 31, 2002 and 2001 were $11.7 million and $7.96 million, respectively. The average yields on investments for the three months ended March 31, 2002 and 2001 were 4.75% and 6.7%, respectively.

         The average balance of deposits for the three months ended March 31, 2002 and 2001 was $81.3 million and $48.7 million and the weighted rate on deposits was 2.7% and 6.5%, respectively. We incurred $13,108 in interest expense on FHLB advances on an average balance of $1.93 million during the quarter or a weighted average cost of 2.71%.

Noninterest Income and Expense

         Noninterest income totaled $144,583 and $50,524 for the three-month periods ended March 31, 2002 and 2001, respectively. The increase primarily resulted from continued increases in service charges collected on deposit accounts as a result of our larger customer base. The increase in noninterest income also relates to mortgage loan fees received from our correspondent bank as a result of home mortgage refinancing activity occurring during the declining rate environment.

         We incurred noninterest expense of $765,205 and $506,042 for the three-month periods ended March 31, 2002 and 2001, respectively. These expenses consisted primarily of $401,090 and $274,706 of salaries and benefits and $108,002 and $81,089 of occupancy and equipment expense, respectively. In addition, $62,313 and $37,985 was incurred for public relations expense and $57,894 and $24,737 was incurred for data processing and ATM expense, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, the opening of our new main office in February of 2001 and our Boiling Springs office in August of 2001 and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

         Included in the line item "other expenses," which increased $38,269 or 92% between the three-month periods ended March 31, 2001 and 2002, are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and are related to the increase in assets, the higher level of transaction volume and the higher number of customer accounts.

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

(a)        Exhibits :  None

(b)        Reports on Form 8-K:  Filed February 22, 2002

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

                         At our request, Crisp Hughes Evans, LLP furnished a
              letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 22, 2002, is filed as Exhibit 16.1 to the Report on Form 8-K.

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

                                            FIRST NATIONAL BANCSHARES, INC.


Date:  May 15, 2002                         By:   /s/ Jerry L. Calvert
                                                 -------------------------------
                                           Jerry L. Calvert
                                           Chief Executive Officer



Date:  May 15, 2002                        By:    /s/ Kitty B. Payne
                                                --------------------------------
                                           Kitty B. Payne
                                           Chief Financial Officer