Form 10QSB
period 2002-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2002-08-14
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from to________

                        Commission file number 333-87503

                        First National Bancshares, Inc.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                                 58-2466370
-------------------------------           -------------------------------------
   (State of Incorporation)                (I.R.S. Employer Identification No.)

               215 N. Pine St.
           Spartanburg, South Carolina                            29302
----------------------------------------------          --------------------
   (Address of principal executive offices)                    (Zip Code)

                                  864-948-9001
                                 --------------
                               (Telephone Number)


                                 Not Applicable
                        --------------------------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,200,800 shares of common stock, $0.01 par value per share, were outstanding on August 1, 2002.

      Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                      --    --

                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - As of June 30, 2002 and December 31, 2001..................................3

          Consolidated Statements of Operations - For the three and six months ended  June 30, 2002 and 2001...... 4

          Consolidated Statement of Changes in Shareholders' Equity
              For the six months ended June 30, 2002 and 2001......................................................5

          Consolidated Statement of Cash Flows - For the six months ended June 30, 2002 and 2001...................6

          Notes to Consolidated Financial Statements...............................................................7-8

Item 2.  Management's Discussion and Analysis or Plan of Operation   ..............................................8-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................14

Item 2.  Changes in Securities and Use of Proceeds.................................................................14

Item 3.  Defaults Upon Senior Securities...........................................................................14

Item 4. Submission of Matters to a Vote of Security Holders........................................................14

Item 5.  Other Information.........................................................................................14

Item 6. Exhibits and Reports on Form 8-K...........................................................................14

            (a)        Exhibits....................................................................................14

            (b)        Reports on Form 8-K.........................................................................14


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                          June 30, 2002       December 31, 2001
                                                                                           (unaudited)              (audited)
               Assets

Cash and due from banks                                                             $             635,020   $         381,844
Interest-bearing bank balances                                                                    979,107                   -
Federal funds sold and resale agreements                                                        8,549,000             929,000
Securities available for sale                                                                  12,093,749          12,407,758
Loans, net of allowance for loan losses of $976,560 and $800,303, respectively                 77,149,279          63,068,648
Premises and equipment, net                                                                     4,500,460           4,560,144
Other                                                                                           1,173,441             946,863
                                                                                        -----------------   -----------------
         Total assets                                                               $         105,080,056   $      82,294,257
                                                                                        =================   =================

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits
      Noninterest-bearing                                                           $          8,699,757    $       6,500,856
      Interest-bearing                                                                        82,932,806           64,417,550
                                                                                       -----------------    -----------------
                Total deposits                                                      $        91,632,563     $      70,918,406
                                                                                      -----------------     -----------------

    FHLB borrowings                                                                           2,000,000                     -
    Accrued expenses and other liabilities                                                      460,646               618,271
                                                                                      -----------------     -----------------
               Total liabilities                                                    $        94,093,209     $      71,536,677
                                                                                      -----------------     -----------------


Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                    -                    -
   Common stock, par value $.01 per share, 10,000,000 shares authorized,
     1,200,800 and 1,200,000 shares issued and outstanding,
        Respectively                                                                              12,008               12,000
   Additional paid-in capital                                                                 11,800,489           11,791,311
   Retained earnings/(deficit)                                                                  (937,848)          (1,081,326)

    Accumulated other comprehensive income                                                       112,198               35,595
                                                                                        ----------------     ----------------

         Total shareholders' equity                                                 $         10,986,847     $     10,757,580
                                                                                     ===================     ================

         Total liabilities and shareholders' equity                                 $        105,080,056     $     82,294,257
                                                                                     ===================     ================


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (unaudited)

                                                        For the three months ended                 For the six months ended
                                                   June 30, 2002        June 30, 2001         June 30, 2002        June 30, 2001

Interest income:
    Loans                                              1,229,148            1,028,245            2,344,577          1,984,659
    Investment securities                                159,919              120,224              298,782            252,712
    Federal funds sold                                    39,945              110,584               76,131            248,821
                                                     -----------          -----------          -----------        -----------
    Total interest income                              1,429,012            1,259,053            2,719,490          2,486,192
                                                     -----------          -----------          -----------        -----------
Interest expense:
    FHLB borrowings                                       13,698                    -               26,806                  -
    Deposits                                             558,614              731,263            1,109,717          1,528,071
                                                     -----------          -----------          -----------        -----------
    Total interest expense                               572,312              731,263            1,136,523          1,528,071


Net interest income                                      856,700              527,790            1,582,967            958,121
                                                     -----------          -----------          -----------        -----------

Provision for loan losses                                144,067               66,400              218,133            153,361
                                                     -----------          -----------          -----------        -----------

Net interest income after provision for loan losses      712,633              461,390            1,364,834            804,760
                                                     -----------          -----------          -----------        -----------
Noninterest income
   Mortgage loan fees from correspondent                  34,900               22,963               71,862             45,586
   Service charges and fees on deposit accounts          154,923               37,946              233,801             59,264
   Other                                                  17,251                8,245               45,994             14,828
                                                     -----------          -----------          -----------        -----------

   Total noninterest income                              207,074               69,154              351,657            119,678

Noninterest expense:
   Salaries and employee benefits                        412,769              319,200              813,859            593,906
   Professional fees                                      23,571               20,709               52,474             42,030
    Data processing                                       72,808               35,810              130,702             60,547
    Public relations                                      63,418               57,289              125,731             95,274
    Occupancy and equipment expense                      109,329               82,845              217,331            163,935
   Telephone and supplies                                 24,427               17,835               51,404             42,282
   Other                                                  76,185               55,542              156,212             97,298
                                                     -----------          -----------          -----------        -----------

   Total noninterest expense                             782,507              589,230            1,547,713          1,095,272

Income (loss) before income taxes                        137,200              (58,686)             168,778           (170,834)
                                                     -----------          -----------          -----------        -----------

Provision for income taxes                                20,600                    -               25,300                  -
                                                     -----------          -----------          -----------        -----------
      Net income (loss)                                  116,600              (58,686)             143,478           (170,834)
                                                     -----------          -----------          -----------        -----------

        Net income (loss) per share:
            Basic                                            .10                 (.05)                 .12               (.14)
            Diluted                                          .09                  N/A                  .11                N/A
        Weighted average shares outstanding:
            Basic                                      1,200,132            1,200,000            1,200,066          1,200,000
            Diluted                                    1,278,114                  N/A            1,278,048                N/A

See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY


           Consolidated Statements of Changes in Shareholders' Equity

                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)
                                                                                                         Accumulated
                                                                         Additional       Retained           Other         Total
                                                  Common Stock            Paid-In         Earnings      Comprehensive  Shareholders'
                                              Shares          Amount      Capital         (Deficit)          Income        Equity
                                              ------          ------     ----------      ---------      -------------  -------------
Balance, December 31, 2000                    1,200,000       $   12,000   $ 11,791,311    $  (878,078)  $   49,151  $  10,974,384

Comprehensive income:
  Net loss                                            -                -              -       (170,834)           -       (170,834)
  Change in net unrealized gains
    on securities available for sale, net
    of income tax of $30,914                          -                -              -              -       60,010         60,010
                                                                                                                       -----------
              Total comprehensive income              -                -              -              -            -       (110,824)

Balance, June 30, 2001                         1,200,000          12,000     11,791,311     (1,048,912)     109,161     10,863,560
                                           =============   =============  =============   ============   ==========  =============

Balance, December 31, 2001                     1,200,000          12,000     11,791,311     (1,081,326)      35,595   $ 10,757,580

Proceeds from exercise of stock options,
    including income tax benefit of $1,187           800               8          9,178              -            -          9,186
Comprehensive income:
   Net income                                          -               -              -        143,478            -        143,478
   Change in net unrealized gains
        on securities available for sale, net
     of income tax of $47,472                          -               -              -             -        76,603         76,603
         Total comprehensive
           income                                      -               -              -             -             -        220,081
                                            ------------    ------------   ------------    ----------     ---------  -------------
Balance, June 30, 2002                         1,200,800   $      12,008  $  11,800,489   $  (937,848)   $  112,198  $  10,986,847
                                            ============    ============   ============    ==========     =========  =============


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY


                      Consolidated Statement of Cash Flows

                 For the six months ended June 30, 2002 and 2001
                                   (unaudited)
                                                                                     2002               2001
                                                                                     ----               ----
Cash flows from operating activities:
   Net income (loss)                                                      $         143,478     $        (170,834)
   Adjustments to reconcile net loss to cash provided by (used for)
   operating activities:
     Provision for loan losses                                                      218,133               153,361
     Depreciation                                                                   113,436                77,787
     Premium amortization (discount accretion), net                                  16,842               (21,824)
     Changes in deferred and accrued amounts:
       Prepaid expenses and other assets                                            (73,478)                7,480
       Accrued expenses and other liabilities                                      (203,910)             (201,886)
                                                                           ----------------      ----------------
         Net cash provided by (used for) operating activities                       214,501              (155,916)
                                                                           ----------------      ----------------

Cash flows from investing activities:
   Proceeds from maturities/prepayment of securities available for sale           3,968,987             3,632,041

   Purchases of securities available for sale                                    (3,547,746)           (4,136,556)

   Loan originations, net of principal collections                              (14,342,759)          (12,405,139)
    Proceeds from sale of foreclosed property                                        43,995                     -
   Net purchases of premises and equipment                                          (53,752)             (892,427)
   Purchase of FHLB and other stock                                                (153,100)              (96,700)
                                                                           ----------------     -----------------
         Net cash provided (used) by investing activities                       (14,084,375)          (13,898,781)
                                                                           ----------------     -----------------

Cash flows from financing activities:
    Increase in FHLB borrowings                                                   2,000,000                     -
   Proceeds from exercise of employee stock options                                   8,000                     -
   Net increase in deposits                                                      20,714,157            10,317,518
                                                                           ----------------      ----------------
         Net cash provided by financing activities                               22,722,157            10,317,518
                                                                           ----------------      ----------------

         Net increase/(decrease) in cash and cash equivalents                     8,852,283            (3,737,179)

Cash and cash equivalents at beginning of period                                  1,310,844             8,894,505
                                                                           ----------------      ----------------

Cash and cash equivalents, end of period                                  $      10,163,127     $       5,247,326
                                                                           ================      ================



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2002

Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2002 and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", cash and cash equivalents are considered to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold and resale agreements." Cash paid for interest during the six months ended June 30, 2002 and 2001 totaled $791,138 and $1,580,195, respectively. Cash paid for income taxes during the six months ended June 30, 2002 was $3,500. There was no cash paid for income taxes during the six months ended June 30, 2001. Non-cash investing activities for the six months ended June 30, 2002 and 2001 included $76,603 and $60,010 of unrealized gains on available for sale securities, net of income tax, respectively.

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

Basis of Presentation

       The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2002 and for the three and six-month periods ending June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2001 as filed with the Securities and Exchange Commission.

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

Earnings Per Share

       The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2002. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations.

                               Three Months Ended June 30, 2002         Six Months Ended June 30, 2002
                              ----------------------------------     ----------------------------------

                                 BASIC            DILUTED           BASIC                DILUTED
                              ----------        ------------    ------------           ---------
Net Income                    $  116,600         $   116,600     $   143,478         $   143,478
                              ----------         -----------     -----------            --------
Weighted average
shares outstanding             1,200,132           1,200,132       1,200,066           1,200,066

Effect of Dilutive Securities:
    Stock options & warrants           -              77,982               -              77,982
                             -----------        ------------    ------------           ---------
                               1,200,132           1,278,114       1,200,066           1,278,048
                             -----------        ------------    ------------           ---------

Per-share amount            $       0.10         $      0.09    $       0.12         $      0.11

       Stock options outstanding were anti-dilutive for the three-month and six-month periods ended June 30, 2001 due to the net loss sustained during each of these periods; therefore, a reconciliation has not been presented for these periods. However, the effect of dilutive securities (stock options & warrants) for these periods would have resulted in an incremental 25,000 shares outstanding. Basic loss per share for these periods is computed by dividing net loss by the weighted average number of shares outstanding.


Item 2.         Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         The following is a discussion of our financial condition as of and for the three-month and six-month periods ended June 30, 2002. These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

         This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including without limitation:

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

         We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations.

Allowance for Loan Losses

         The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

         We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually. The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

         We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan's specific factors and other circumstances that affect the collectibility of the credit. Significant, individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced. However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing, liquidation of assets or injection of capital.

         We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types: real estate, commercial, consumer and mortgage. We apply general loss factors to each category and may adjust these percentages as appropriate given consideration of local economic conditions, exposure concentration that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs and anticipated loan growth. The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

         Due to our limited operating history, the provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

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

Financial Condition

         Total assets at June 30, 2002 of $105.1 million increased 28% over total assets of $82.3 million at December 31, 2001 and consisted principally of loans, net of loan loss allowance, of $77.1 million; federal funds sold and resale agreements of $8.5 million; securities available for sale of $12.1 million; and property, at cost less accumulated depreciation, of $4.5 million. At June 30, 2002, the bank's loan portfolio consisted primarily of $45.8 million of commercial real estate loans, $12.2 million of commercial business loans, and $20.1 million of consumer and home equity loans. We plan to decrease the bank's federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

         Our liabilities at June 30, 2002 were $94.1 million, an increase of 33% over liabilities at December 31, 2001 of $71.5 million and consisted principally of deposits of $91.6 million. The $91.6 million in deposits consisted primarily of $55.7 million in certificates of deposit, $11.2 million of money market and savings accounts and $24.7 million in checking accounts. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. Management believes that conditions in 2001 and 2002 have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

         We advanced $2 million on our available borrowings from the Federal Home Loan Bank of Atlanta during January 2002 with a weighted average maturity of eighteen months at a weighted rate of 2.75% to fund loan commitments outstanding at December 31, 2001 and to minimize our overall interest rate risk position.

         Total shareholders' equity increased from $10,757,580 at December 31, 2001 to $10,986,847 at June 30, 2002, primarily due to the net income and an increase in the unrealized gain on securities available for sale. We currently expect that we will have sufficient cash flow to fund ongoing operations.

Liquidity

         Our liquidity needs including commitments to extend credit are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time. In making these commitments, we use the same credit and collateral policies as we do for on-balance sheet instruments. We evaluate each customer's creditworthiness on a case-by-case basis and obtain collateral, if necessary, based on our credit evaluation of the borrower. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

         At June 30, 2002, through the operations of our bank, we had issued commitments to extend credit of $29.6 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled approximately $20,000 at June 30, 2002. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

         The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $5,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 85% at June 30, 2002 as compared to 90% at December 31, 2001.

         Management believes that the bank's existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

         We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be "well-capitalized". The following table sets forth our bank's various capital ratios at June 30, 2002 and December 31, 2001.

                                          June 30, 2002        December 31, 2001
                                          -------------        -----------------

Total risk-based capital                     13.80%                     15.89%

Tier 1 risk-based capital                    12.56%                     14.68%

Leverage capital                             9.96%                      11.955%

         Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next twelve months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of June 30, 2002, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended June 30, 2002 and 2001

         We recognized net income of $116,600 or $.09 per diluted share for the three-month period ended June 30, 2002 compared to a net loss of $58,686 or $.05 per share for the three-month period ended June 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $856,700 and $527,790, respectively, for the three months ended June 30, 2002 and 2001 or an increase of 62%. This increase in net interest income reflects the continued growth in the level of earning assets and a reduction in interest expense due to repricing of time deposit accounts at lower interest rates.

         Interest income for the three months ended June 30, 2002 and 2001, respectively, includes $1,229,148 and $1,028,245 on loans; $159,919 and $120,224 on investment securities and $39,945 and $110,584 on federal funds sold. Average loans and investments for the three months ended June 30, 2002 were $73.6 million and $11.9 million, respectively. The average loans and investments for the three months ended June 30, 2001 were $51.6 million and $8.6 million. The average yields on loans and investments for the three months ended June 30, 2002 were 6.68% and 5.37%, respectively. The average yields on loans and investments for the three months ending June 30, 2001 were 7.98% and 5.59%, respectively. The reduction in the average yields on loans and investments is primarily due to the decreasing interest rate environment during the first half of 2001.

         Interest expense was $572,312 and $731,263 for the three months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to the repricing of time deposits at lower interest rates during 2002 as a result of the decreasing interest rate environment which occurred during 2001. The average balance of deposits was $85.6 million and $53.9 million and the weighted rate on deposits was 2.7% and 5.4% for the three months ended June 30, 2002 and 2001, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during 2001.

         Our consolidated net interest margin for the three months ended June 30, 2002 and 2001, respectively was 3.67% and 3.30% and our earning assets averaged $ 93.5 million and $63.9 million. The increase in the net interest margin is due primarily to the reduction in the average cost of funds resulting from the repricing of time deposits during 2002 at lower interest rates due to the decreasing interest rate environment during 2001. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

         Included in the statements of operations is a non-cash expense of $144,067 and $66,400 for the three months ended June 30, 2002 and 2001, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $976,560 and $800,303 as of June 30, 2002 and December 31, 2001, or 1.25% of gross loans, respectively.

         During the second quarter of 2002, we charged off a commercial business loan which had been on nonaccrual status at March 31, 2002, resulting in a charge to the allowance for loan losses in the amount of approximately $33,000. In addition, we classified a consumer loan that was a potential problem loan during the second quarter of 2002 in the amount of $6,000 that was classified as a non-accrual loan at June 30, 2002. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There are no loans past due 90 days or more that are still accruing interest at June 30, 2002.

 Noninterest Income and Expense

         Non-interest income totaled $207,074 and $69,154 for the three-month periods ended June 30, 2002 and 2001, respectively. The 200% increase in non-interest income primarily relates to higher service fee income from deposit accounts. The majority of the increased fee income from deposit accounts has been earned from the new Automatic Overdraft Privilege service. The service provides virtually automatic protection to qualified retail customers against overdraft of their checking account up to certain limits and has been available to customers since April 15.

         We incurred noninterest expense of $782,507 and $589,230 for the three-month periods ended June 30, 2002 and 2001, respectively. Although total noninterest expense increased $193,277 over the same period in 2001, improved efficiency of banking operations resulted in this category increasing only 33% as compared to the same period last year while net interest income and noninterest income recorded much greater percentage increases. These expenses consisted primarily of $412,769 and $319,200 of salaries and benefits and $109,329 and $82,845 of occupancy and equipment expense for the three-month periods ended June 30, 2002 and 2001, respectively. In addition, $63,418 and $57,289 was incurred for public relations expense and $72,808 and $35,810 was incurred for data processing and ATM expense for the three-month periods ending June 30, 2002 and 2001, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, the opening of our Boiling Springs office in August of 2001 and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

         Included in the line item "other expenses" which increased $20,643 or 37% between the three-month periods ended June 30, 2002 and 2001 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Comparison of Results of Operations Between the Six Months Ended June 30, 2002 and 2001

         We recognized net income of $143,478 or $.11 per diluted share for the six-month period ended June 30, 2002 compared to a net loss of $170,834 or $.14 per share for the six-month period ended June 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $1,582,967 and $958,121, respectively, for the six months ended June 30, 2002 and 2001, or an increase of 65%. This increase in net interest income reflects the
                                       12
continued growth in the level of earning assets and a reduction in interest expense due to repricing of time deposit accounts at lower interest rates.

         Interest income for the six months ended June 30, 2002 and 2001, respectively, includes $2,344,577 and $1,984,659 on loans; $298,782 and $252,712 on investment securities and $76,131 and $248,821 on federal funds sold. Average loans and investments for the six months ended June 30, 2002 were $69.9 million and $11.6 million, respectively. The average loans and investments for the six months ended June 30, 2001 were $43.7 million and $7.8 million. The average yields on loans and investments for the six months ended June 30, 2002 were 6.71% and 5.15%, respectively. The average yields on loans and investments for the six months ending June 30, 2001 were 9.08% and 6.48%, respectively. The reduction in the average yields on loans and investments is primarily due to the decreasing interest rate environment during the first half of 2001.

         Interest expense was $1,136,523 and $1,528,071 for the six months ended June 30, 2002 and 2001, respectively. This decrease is primarily due to the repricing of time deposits at lower interest rates during 2002 as a result of the decreasing interest rate environment which occurred during 2001. The average balance of deposits was $81.1 million and $53.1 million and the weighted rate on deposits was 2.80% and 5.76% for the six months ended June 30, 2002 and 2001, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during 2001.

         Our consolidated net interest margin for the six months ended June 30, 2002 and 2001, respectively was 3.55% and 3.13% and our earning assets averaged $89.2 million and $61.2 million. The increase in the net interest margin is due primarily to the reduction in the average cost of funds resulting from the repricing of time deposits at lower interest rates during 2002 due to the decreasing interest rate environment during 2001. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

         Included in the statements of operations is a non-cash expense of $218,133 and $153,361 for the six months ended June 30, 2002 and 2001, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $976,560 and $800,303 as of June 30, 2002 and December 31, 2001, or 1.25% of gross loans, respectively.

         During 2002, we charged off two loans which had been on nonaccrual status during the year, resulting in a charge to the allowance for loan losses in the amount of approximately $42,000; $33,000 relates to a commercial business loan and the remaining $9,000 was incurred on a commercial real estate mortgage loan. In addition, we classified a consumer loan that was a potential problem loan during the second quarter of 2002 in the amount of $6,000 that was classified as a non-accrual loan at June 30, 2002. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There are no loans past due 90 days or more that are still accruing interest at June 30, 2002.

Noninterest Income and Expense

         Non-interest income totaled $351,657 and $119,678 for the six-month periods ended June 30, 2002 and 2001, respectively. The 193% increase in non-interest income primarily relates to higher service fee income from deposit accounts. The majority of the increased fee income from deposit accounts has been earned from the new Automatic Overdraft Privilege service. The service provides virtually automatic protection to qualified retail customers against overdraft of their checking account up to certain limits and has been available to customers since April 15.

         We incurred noninterest expense of $1,547,713 and $1,095,272 for the six-month periods ended June 30, 2002 and 2001, respectively. Although total noninterest expense increased $452,441 over the same period in 2001, improved efficiency of banking operations resulted in this category increasing only 41% as compared to the same period last year while net interest income and noninterest income recorded much greater percentage increases. These expenses consisted primarily of $813,859 and $593,906 of salaries and benefits and $217,331 and $163,935 of occupancy and equipment expense for the six-month periods ended June 30, 2002 and 2001, respectively. In addition, $125,731 and $95,274 was incurred for public relations expense and $130,702 and $60,547 was incurred for data processing and ATM expense for the six-month periods ending June 30, 2002 and 2001, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, the opening of our Boiling Springs office in August of 2001 and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

         Included in the line item "other expenses" which increased $58,914 or 61% between the six-month periods ended June 30, 2002 and 2001 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

         Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam. The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman. The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr. The Class III directors were up for reelection at this year's annual meeting held on April 16, 2002. Each of the existing Class III directors were reelected at the annual meeting. There were 987,080 votes cast during the election. 986,980 votes were cast for the election of Ms. Chapman and Mr. Young. 986,680 votes were cast for the election of Dr. Gilmore and Mr. Adams. 300 votes were cast against the election of Dr. Gilmore and Mr. Adams and 100 votes abstained from the election. The terms of the Class I directors will expire at the 2003 Annual Shareholders Meeting and the terms of the Class II directors will expire at the 2004 Annual Shareholders Meeting.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)   Exhibits

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST NATIONAL BANCSHARES, INC.


Date:  August 10, 2002              By: /s/ Jerry L. Calvert
                                    --------------------------------------------
                                    Jerry L. Calvert
                                    Chief Executive Officer



Date:  August 10, 2002              By: /s/ Kitty B. Payne
                                    --------------------------------------------
                                    Kitty B. Payne
                                    Chief Financial Officer