Form 10QSB
period 2002-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2002-11-13
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from          to
                                               --------    --------

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

      South Carolina                                     58-2466370
      --------------                                     ----------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

             215 N. Pine St.
        Spartanburg, South Carolina                            29302
       -------------------------------------                   -----
      (Address of principal executive offices)               (Zip Code)

                                  864-948-9001
                                  ------------
                               (Telephone Number)


                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,201,200 shares outstanding on November 1, 2002

   Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                                  ---      ---

                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 2002 and
              December 31, 2001............................................3

          Consolidated Statements of Operations - For the three months ended
              September 30, 2002 and 2001 and the nine months ended
              September 30, 2002 and 2001..................................4

          Consolidated Statements of Changes in Shareholders' Equity
              For the nine months ended September 30, 2002 and 2001........5

          Consolidated Statements of Cash Flows - For the nine months ended September 30, 2002 and 2001............................6

          Notes to Consolidated Financial Statements.......................7-8

Item 2.  Management's Discussion and Analysis or Plan of Operation.........8-14

Item 3.  Controls and Procedures...........................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................15

Item 2.  Changes in Securities and Use of Proceeds.........................15

Item 3.  Defaults Upon Senior Securities...................................15

Item 4. Submission of Matters to a Vote of Security Holders................15

Item 5.  Other Information.................................................15

Item 6. Exhibits and Reports on Form 8-K...................................15

        (a)   Exhibits.....................................................15

        (b)   Reports on Form 8-K..........................................15



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                    September 30, 2002   December 31, 2001
                                                                         (unaudited)          (audited)


               Assets
Cash and due from banks                                             $    2,355,174         $     381,844
Interest-bearing bank balances                                           1,096,807                     -
Federal funds sold and resale agreements                                 7,955,000               929,000
Securities available for sale                                           12,163,286            12,407,758
Loans, net of allowance for loan losses of $1,122,891 and
    $800,303, respectively                                              88,720,073            63,068,648
Premises and equipment, net                                              4,482,623             4,560,144

Other                                                                    1,458,855               946,863
                                                                    --------------         -------------

         Total assets                                               $  118,231,818         $  82,294,257
                                                                    ==============         =============

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits
      Noninterest-bearing                                           $   10,495,124         $   6,500,856
      Interest-bearing                                                  93,555,066            64,417,550
                                                                    --------------         -------------

                Total deposits                                      $  104,050,190         $  70,918,406
                                                                    --------------         -------------

    FHLB borrowings                                                      2,000,000                     -
    Accrued expenses and other liabilities                                 864,582               618,271
                                                                    --------------         -------------
               Total liabilities                                    $  106,914,772         $  71,536,677
                                                                    --------------         -------------

Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000
      shares authorized, no shares issued or outstanding                         -                     -
    Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,200,800 and 1,200,000 shares issued and
      outstanding, respectively                                             12,008                12,000

   Additional paid-in capital                                           11,800,489            11,791,311

   Retained earnings/(deficit)                                            (727,700)           (1,081,326)

    Accumulated other comprehensive income                                 232,249                35,595
                                                                    --------------         -------------

         Total shareholders' equity                                 $   11,317,046         $  10,757,580
                                                                    ==============         =============


         Total liabilities and shareholders' equity                 $  118,231,818         $  82,294,257
                                                                    ==============         =============

See accompanying notes to financial statements.


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the three months ended                  For the nine months ended
                                                September 30, 2002   September 30, 2001     September 30, 2002   September 30, 2001
Interest income:
    Loans                                       $  1,382,824         $  1,126,747           $  3,727,401         $  3,111,407
    Investment securities                            152,354              141,077                451,135              393,788
    Federal funds sold and other                      52,627               51,445                128,758              300,267
                                                ------------         ------------           ------------         ------------

    Total interest income                          1,587,805            1,319,269              4,307,294            3,805,462
                                                ------------         ------------           ------------         ------------

Interest expense:
    FHLB advances                                     13,849                    -                 40,656                    -
    Deposits                                         621,714              725,165              1,731,430            2,253,236
                                                ------------         ------------           ------------         ------------

    Total interest expense                           635,563              725,165              1,772,086            2,253,236
                                                ------------         ------------           ------------         ------------

Net interest income                                  952,242              594,104              2,535,208            1,552,226
                                                ------------         ------------           ------------         ------------

Provision for loan losses                            152,090               87,923                370,222              241,284
                                                ------------         ------------           ------------         ------------

Net interest income after provision for
    loan losses                                      800,152              506,181              2,164,986            1,310,942
                                                ------------         ------------           ------------         ------------

Noninterest income:
   Mortgage loan fees from correspondent              40,016               24,287                111,878               69,873
   Service charges and fees on deposit
     accounts                                        178,169               45,652                411,970              104,916
   Other                                              16,866                7,400                 62,860               22,228
                                                ------------         ------------           ------------         ------------

   Total noninterest income                          235,051               77,339                586,708              197,017
                                                ------------         ------------           ------------         ------------


Noninterest expense:
   Salaries and employee benefits                    454,780              349,954              1,268,639              943,860
   Professional fees                                  27,836               13,113                 80,310               55,143
    Data processing, ATM & internet banking           80,466               40,312                211,168              100,859
    Public relations                                  59,903               51,824                185,634              147,099
    Occupancy and equipment expense                  115,369               92,146                332,700              256,080
   Telephone and supplies                             27,438               23,229                 78,842               65,512
   Other                                              84,565               54,575                240,775              151,873
                                                ------------         ------------           ------------         ------------

   Total noninterest expense                         850,357              625,153              2,398,068            1,720,426
                                                ------------         ------------           ------------         ------------

Net income (loss) before income taxes                184,846              (41,633)               353,626             (212,467)
                                                ------------         ------------           ------------         ------------

Income tax provision (benefit)                       (25,300)                   -                      -                    -
                                                ------------         ------------           ------------         ------------

   Net income (loss)                                 210,146              (41,633)               353,626             (212,467)
                                                ============         ============           ============         ============

    Net income (loss) per share
               Basic                                     .17                 (.03)                   .29                 (.18)
               Diluted                                   .16                  N/A                    .27                  N/A
   Weighted average shares outstanding
               Basic                               1,200,800            1,200,000              1,200,800            1,200,000
               Diluted                             1,312,129                  N/A              1,290,402                  N/A

See accompanying notes to financial statements.


                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)


                                                                                                     Accumulated
                                                Common Stock           Additional     Retained          Other           Total
                                           -----------------------       Paid-In      Earnings      Comprehensive     Shareholders
                                            Shares          Amount       Capital      (Deficit)        Income           Equity
                                            ------          -----      ----------     ---------     -------------     ------------
Balance, December 31, 2000                  1,200,000     $   12,000   $11,791,311    $  (878,078)  $    49,151      $10,974,384
Comprehensive income:
  Net loss                                          -              -             -       (212,467)            -         (212,467)
  Change in net unrealized gains
    on securities available for sale,
    net of income tax of $62,775                    -              -             -              -       102,422          102,422
                                                                                                                     -----------
          Total comprehensive income                -              -             -              -             -         (110,045)
                                            ---------     ----------   -----------    -----------   ------------     -----------

Balance, September 30, 2001                 1,200,000         12,000    11,791,311     (1,090,545)  $    151,573     $10,846,339
                                            =========     ==========   ===========    ===========   ============     ===========

Balance, December 31, 2001                  1,200,000         12,000    11,791,311     (1,081,326)        35,595     $10,757,580
Proceeds from exercise of stock options,
    including income tax benefit of
    $1,187                                        800              8         9,178              -              -           9,186
Comprehensive income:
   Net income                                       -              -             -        353,626              -         353,626
   Change in net unrealized gains
        on securities available for sale,
        net of income tax of $115,347               -              -             -              -        196,654         196,654
                                                                                                                     -----------
          Total comprehensive income                -              -             -              -              -         550,280
                                            ---------     ----------   -----------    -----------   ------------     -----------

Balance, September 30, 2002                 1,200,800     $   12,008   $11,800,489    $  (727,700)  $    232,249     $11,317,046
                                            =========     ==========   ===========    ===========   ============     ===========

See accompanying notes to financial statements.



                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

              For the nine months ended September 30, 2002 and 2001
                                   (unaudited)



                                                                                        2002                2001
                                                                                        ----                ----
Cash flows from operating activities:
   Net income (loss)                                                                $    353,626         $   (212,467)

   Adjustments to reconcile net income (loss) to cash provided by (used for)
   operating activities:
     Provision for loan losses                                                           370,222              241,284
     Depreciation                                                                        172,428              145,227
     Premium amortization (discount accretion), net                                       18,932              (34,821)
     Changes in deferred and accrued amounts:
       Prepaid expenses and other assets                                                (358,892)             (46,452)
       Accrued expenses and other liabilities                                            132,150             (241,510)
                                                                                    ------------         ------------
         Net cash provided by (used for) operating activities                            688,466             (148,739)
                                                                                    ------------         ------------

Cash flows from investing activities:
   Proceeds from maturities/prepayment of securities available for sale                5,090,287            4,387,401
   Purchases of securities available for sale                                         (4,552,746)          (7,672,122)
   Loan originations, net of principal collections                                   (26,065,642)         (19,305,817)
   Proceeds from sale of foreclosed property                                              43,995                    -
   Net purchases of premises and equipment                                               (94,907)          (1,420,131)
   Purchase of FHLB and other stock                                                     (153,100)             (96,700)
                                                                                    ------------         ------------
         Net cash provided by investing activities                                   (25,732,113)         (24,107,369)
                                                                                    ------------         ------------

Cash flows from financing activities:
   Increase in FHLB advances                                                           2,000,000                    -
   Proceeds from exercise of employee stock options                                        8,000                    -
   Net increase in deposits                                                           33,131,784           19,110,979
                                                                                    ------------         ------------
         Net cash provided by financing activities                                    35,139,784           19,110,979
                                                                                    ------------         ------------

         Net increase/(decrease) in cash and cash equivalents                         10,096,137           (5,145,129)
                                                                                    ------------         ------------

Cash and cash equivalents at beginning of period                                       1,310,844            8,984,505
                                                                                    ------------         ------------

Cash and cash equivalents, end of period                                            $ 11,406,981         $  3,839,376
                                                                                    ============         ============


See accompanying notes to financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2002


Summary of Significant Accounting Policies and Activities

       A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2002 and is incorporated herein by reference.

Statement of Cash Flows

       In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", cash and cash equivalents are considered to be those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold and resale agreements." Cash paid for interest during the nine months ended September 30, 2002 and 2001 totaled $1,398,775 and $2,382,041, respectively. Cash paid for income taxes during the nine months ended September 30, 2002 was $9,000. There was no cash paid for income taxes during the nine months ended September 30, 2001. Non-cash investing activities for the nine months ended September 30, 2002 and 2001 included $196,654 and $102,422 of unrealized gains on available for sale securities, net of income tax, respectively.

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

Basis of Presentation

       The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2002 and for the three and nine-month periods ending September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

       Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2001 as filed with the Securities and Exchange Commission.

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

Earnings Per Share

       The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three-month and nine-month periods ended September 30, 2002. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations.

                                 Three Months Ended 9/30/02       Nine Months Ended 9/30/02
                                 --------------------------      ---------------------------
                                   BASIC           DILUTED        BASIC             DILUTED
                                 ---------        ---------      -------           ---------
Net Income                       $  210,146       $  210,146     $  353,626        $  353,626
                                 ----------       ----------     ----------        ----------

Weighted average shares
  outstanding                     1,200,800        1,200,800      1,200,800         1,200,800
Effect of Dilutive Securities:
    Stock options & warrants              -          111,329              -            89,602
                                 ----------       ----------     ----------        ----------
                                  1,200,800        1,312,129      1,200,800         1,290,402
                                 ----------       ----------     ----------        ----------

Per-share amount                 $     0.17       $     0.16     $     0.29        $     0.27

       Stock options outstanding were anti-dilutive for the three-month and nine-month periods ended September 30, 2001 due to the net loss sustained during each of these periods; therefore, a reconciliation has not been presented for these periods. However, the effect of dilutive securities (stock options & warrants) for these periods would have resulted in an incremental 25,000 shares outstanding. Basic loss per share for these periods is computed by dividing net loss by the weighted average number of shares outstanding.


Item 2.         Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         The following is a discussion of our financial condition as of and for the three-month and nine-month periods ended September 30, 2002. These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

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

Financial Condition

         Total assets at September 30, 2002 of $118.2 million increased 44% over total assets of $82.3 million at December 31, 2001 and consisted principally of loans, net of loan loss allowance, of $88.7 million; federal funds sold and resale agreements of $8.0 million; securities available for sale of $12.2 million; and property, at cost less accumulated depreciation, of $4.5 million. At September 30, 2002, the bank's loan portfolio consisted primarily of $54.5 million of commercial real estate loans, $13.8 million of commercial business loans, and $21.5 million of consumer and home equity loans. We plan to decrease the bank's federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

         Our liabilities at September 30, 2002 were $106.9 million, an increase of 50% over liabilities at December 31, 2001 of $71.5 million and consisted principally of deposits of $104.1 million. The $104.1 million in deposits consisted primarily of $64.3 million in certificates of deposit, $12.3 million of money market and savings accounts and $27.5 million in checking accounts. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. Management believes that conditions in 2001 and 2002 have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

         We advanced $2 million on our available borrowings from the Federal Home Loan Bank of Atlanta during January 2002 with a weighted average maturity of eighteen months at a weighted rate of 2.75% to fund loan commitments outstanding at December 31, 2001 and to minimize our overall interest rate risk position.

         Total shareholders' equity increased from $10.8 million at December 31, 2001 to $11.3 million at September 30, 2002, primarily due to the net income for the period and an increase in the unrealized gain on securities available for sale. We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

         At September 30, 2002, through the operations of our bank, we had issued commitments to extend credit of $28.5 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled approximately $45,000 at September 30, 2002. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

         The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $5,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 10% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 86% at September 30, 2002 as compared to 90% at December 31, 2001.

         Management believes that the bank's existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

         We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be "well-capitalized". The following table sets forth our bank's various capital ratios at September 30, 2002 and December 31, 2001.

                                 September 30, 2002          December 31, 2001
                                 ------------------          -----------------

Total risk-based capital               12.43%                     15.89%

Tier 1 risk-based capital              11.18%                     14.68%

Leverage capital                        8.90%                     11.95%

         Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to twelve months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of September 30, 2002, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended September 30, 2002 and 2001

         We recognized net income of $210,146 or $.16 per diluted share for the three-month period ended September 30, 2002 compared to a net loss of $41,633 or $.03 per share for the three-month period ended September 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $952,242 and $594,104, respectively, for the three months ended September 30, 2002 and 2001 or an increase of 60%. This increase in net interest income reflects the continued growth in the level of earning assets and a continued reduction in interest expense due to repricing of time deposit accounts at lower interest rates.

         Interest income of $1,587,805 and $1,319,269 for the three months ended September 30, 2002 and 2001, respectively, includes $1,382,824 and $1,126,747 on loans; $152,354 and $141,077 on investment securities and $52,627 and $51,445 on federal funds sold. Average loans and investments for the three months ended September 30, 2002 were $83.5 million and $12.0 million, respectively. The average loans and investments for the three months ended September 30, 2001 were $54.2 million and $9.1 million. The average yields on loans and investments for the three months ended September 30, 2002 were 6.6% and 5.1%, respectively. The average yields on loans and investments for the three months ending September 30, 2001 were 8.3% and 6.2%, respectively. The reduction in the average yields on loans and investments is primarily due to the effects of the decreasing interest rate environment that occurred during 2001 as fixed-rate assets in the respective portfolios reprice during 2002 at the lower rates.

         Interest expense was $635,563 and $725,165 for the three months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to the repricing of time deposits at lower interest rates during 2002 as a result of the decreasing interest rate environment which occurred during 2001. The average balance of deposits was $98.0 million and $62.1 million and the weighted rate on deposits was 2.6% and 4.7% for the three months ended September 30, 2002 and 2001, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during 2001.

         Our consolidated net interest margin for the three months ended September 30, 2002 and 2001, respectively was 3.60% and 3.48% and our earning assets averaged $105.7 million and $68.2 million. The increase of 12 basis points in the net interest margin is due primarily to the reduction in the average cost of funds resulting from the repricing of time deposits during 2002 at lower interest rates due to the decreasing interest rate environment during 2001. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

         Included in the statements of operations is a non-cash expense of $152,090 and $87,923 for the three months ended September 30, 2002 and 2001, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,122,891 and $800,303 as of September 30, 2002 and December 31, 2001, or 1.25% of gross loans, respectively.

         During the third quarter of 2002, we charged off approximately $6,600 in consumer loan balances that were deemed to be uncollectible. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There are no nonaccrual loans or loans past due 90 days or more that are still accruing interest at September 30, 2002.

 Noninterest Income and Expense

         Non-interest income totaled $235,051 and $77,339 for the three-month periods ended September 30, 2002 and 2001, respectively. The 204% increase in non-interest income primarily relates to higher service fee income from deposit accounts which totalled $178,169 and $45,652 for the three months ended September 30, 2002 and 2001, respectively. The majority of the increased fee income from deposit accounts has been earned from the new Automatic Overdraft Privilege service. The service provides virtually automatic protection to qualified retail customers against overdraft of their checking account up to certain limits and has been available to customers since April 15, 2002.

         We incurred noninterest expense of $850,357 and $625,153 for the three-month periods ended September 30, 2002 and 2001, respectively. Although total noninterest expense increased $225,204 over the same period in 2001, improved efficiency of banking operations resulted in this category increasing only 36% as compared to the same period last year while net interest income and noninterest income recorded much greater percentage increases. These expenses consisted primarily of $454,780 and $349,954 of salaries and benefits and $115,369 and $92,146 of occupancy and equipment expense for the three-month periods ended September 30, 2002 and 2001, respectively. In addition, $59,903 and $51,824 was incurred for public relations expense and $80,466 and $40,312 was incurred for data processing, ATM and internet banking expense for the three-month periods ending September 30, 2002 and 2001, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, the opening of our Boiling Springs office in August of 2001 and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

         Included in the line item "other expenses" which increased $29,990 or 55% between the three-month periods ended September 30, 2002 and 2001 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Benefit

         We recorded an income tax benefit of $25,300 during the three-month period ended September 30, 2002 to adjust the effective income tax rate for the year to zero. We are accruing current income tax expense on a monthly basis during 2002 which is completely offset by the reversal of the valuation allowance on the deferred tax asset at December 31, 2001.


Comparison of Results of Operations Between the Nine Months Ended September 30, 2002 and 2001

         We recognized net income of $353,626 or $.27 per diluted share for the nine-month period ended September 30, 2002 compared to a net loss of $212,467 or $.18 per share for the nine-month period ended September 30, 2001.

Net Interest Income

         Net interest income, the largest component of our income, was $2,535,208 and $1,552,226, respectively, for the nine months ended September 30, 2002 and 2001, or an increase of 63%. This increase in net interest income reflects the continued growth in the level of earning assets and a reduction in interest expense due to repricing of time deposit accounts at lower interest rates.

         Interest income of $4,307,294 and $3,805,462 for the nine months ended September 30, 2002 and 2001, respectively, includes $3,727,401 and $3,111,407 on loans; $451,135 and $393,788 on investment securities and $128,758 and $300,267 on federal funds sold. Average loans and investments for the nine months ended September 30, 2002 were $74.5 million and $11.7 million, respectively. The average loans and investments for the nine months ended September 30, 2001 were $47.4 million and $8.2 million. The average yields on loans and investments for the nine months ended September 30, 2002 were 6.7% and 5.1%, respectively. The average yields on loans and investments for the nine months ending September 30, 2001 were 8.8% and 6.4%, respectively. The reduction in the average yields on loans and investments is primarily due to the effects of the decreasing interest rate environment that occurred during 2001 as fixed-rate assets in the respective portfolios reprice during 2002 at the lower rates.

         Interest expense was $1,772,086 and $2,253,236 for the nine months ended September 30, 2002 and 2001, respectively. This decrease is primarily due to the repricing of time deposits at lower interest rates during 2002 as a result of the decreasing interest rate environment which occurred during 2001. The average balance of deposits was $86.8 million and $56.8 million and the weighted rate on deposits was 2.7% and 5.3% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during 2001.

         Our consolidated net interest margin for the nine months ended September 30, 2002 and 2001, respectively was 3.57% and 3.27% and our earning assets averaged $94.7 million and $63.2 million. The increase of 30 basis points in the net interest margin is due primarily to the reduction in the average cost of funds resulting from the repricing of time deposits at lower interest rates during 2002 due to the decreasing interest rate environment during 2001. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

         Included in the statements of operations is a non-cash expense of $370,222 and $241,284 for the nine months ended September 30, 2002 and 2001, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,122,891 and $800,303 as of September 30, 2002 and December 31, 2001, or 1.25% of gross loans, respectively.

         During 2002, we charged off two commercial loans which had been on nonaccrual status during the year, resulting in a charge to the allowance for loan losses in the amount of approximately $42,000; $33,000 relates to a commercial business loan and the remaining $9,000 was incurred on a commercial real estate mortgage loan. In addition, we charged off approximately $6,600 in consumer loan balances that were deemed to be uncollectible. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There are no nonaccrual loans past due 90 days or more that are still accruing interest at September 30, 2002.

Noninterest Income and Expense

         Non-interest income totaled $586,708 and $197,017 for the nine-month periods ended September 30, 2002 and 2001, respectively. The 198% increase in non-interest income primarily relates to higher service fee income from deposit accounts. The majority of the increased fee income from deposit accounts has been earned from the new Automatic Overdraft Privilege service. The service provides virtually automatic protection to qualified retail customers against overdraft of their checking account up to certain limits and has been available to customers since April 15, 2002.

         We incurred noninterest expense of $2,398,068 and $1,720,426 for the nine-month periods ended September 30, 2002 and 2001, respectively. Although total noninterest expense increased $677,642 over the same period in 2001, improved efficiency of banking operations resulted in this category increasing only 39% as compared to the same period last year while net interest income and noninterest income recorded much greater percentage increases. These expenses consisted primarily of $1,268,639 and $943,860 of salaries and benefits and $332,700 and $256,080 of occupancy and equipment expense for the nine-month periods ended September 30, 2002 and 2001, respectively. In addition, $185,634 and $147,099 was incurred for public relations expense and $211,168 and $100,859 was incurred for data processing, ATM and internet banking expense for the nine-month periods ending September 30, 2002 and 2001, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, the opening of our Boiling Springs office in August of 2001 and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

         Included in the line item "other expenses" which increased $88,902 or 59% between the nine-month periods ended September 30, 2002 and 2001 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.


Item 3.   Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None

         (b)  Reports on Form 8-K

                      On August 12, 2002, the Chief Executive Officer, Jerry L.
              Calvert, and the Chief Financial Officer, Kitty B. Payne, each furnished to the Securities and Exchange Commission the certification required pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of the certification was attached to the 8-K as Exhibit 99.1 to the Report.

                      On August 15, 2002, First National Bank of Spartanburg and
              Colonial Trust Co. announced the creation of a strategic alliance to provide trust and investment management services to First National's customers. The alliance will give First National's consumer and commercial customers access to a wide variety of services provided by Colonial Trust Co. including trust, professional portfolio management, individual financial and retirement planning and corporate retirement planning services. A copy of the press release was attached to the 8-K as Exhibit 99.1 to the Report.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST NATIONAL BANCSHARES, INC.


Date:  November 12, 2002      By: /s/ Jerry L. Calvert
                                 -----------------------------------
                                 Jerry L. Calvert
                                 Chief Executive Officer



Date:  November 12, 2002      By: /s/ Kitty B. Payne
                                 -----------------------------------
                                 Kitty B. Payne
                                 Chief Financial Officer

Certification under Section 302 for the Chief Executive Officer of the Company



I, Jerry L. Calvert, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of First National Bancshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                   /s/ Jerry L. Calvert
                                  ------------------------------
                                  Jerry L. Calvert
                                  President and CEO

 Certification under Section 302 for the Chief Financial Officer of the Company



I, Kitty B. Payne, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of First National Bancshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

                                  /s/ Kitty B. Payne
                                 -------------------------------------
                                 Kitty B. Payne
                                 Senior Vice President & CFO