Form 10KSB
period 2002-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2003-03-28
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

  X      Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-----    of 1934 For the fiscal year ended December 31, 2002

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange
------   Act of 1934
               For the transition period from          to
                                              --------    --------

                          Commission file no. 333-87503

                         First National Bancshares, Inc.
                 (Name of Small Business Issuer in Its Charter)

          South Carolina                                      58-2466370
       ---------------------                                  ----------
    (State or Other Jurisdiction                           (I.R.S. Employer
    of Incorporation or Organization)                      Identification No.)

             215 N. Pine St.
            Spartanburg, S.C.                                        29302
            -----------------                                      ---------
    (Address of Principal Executive Offices)                       (Zip Code)

                                  864-948-9001
                                  ------------
                 Issuer's Telephone Number, Including Area Code

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues (total interest income plus noninterest income) for its most recent fiscal year were $6,853,173. As of February 28, 2003, 1,201,900 shares of Common Stock were issued and outstanding.

     The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on February 28, 2003 was $10,667,775. This calculation is computed by reference to the closing price of our common stock as reported on the OTC Electronic Bulletin Board on February 28, 2003, of $15.00 per share, which was the price of the last trade of which management is aware prior to this date.

     Transitional Small Business Disclosure Format. (Check one): Yes     No X
                                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
Company's 2002 Annual Report                                     Part II
Company's Proxy Statement for the
 2003 Annual Shareholders Meeting                                Part III

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

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

     We used $11 million of the proceeds to capitalize the bank which opened for business on March 27, 2000 in a temporary location at 451 E. St. John St. that was also the headquarters of the holding company. The bank opened its second full-service banking office at 2680 Reidville Road in Spartanburg on July 14, 2000 and opened its third full-service office at 3090 Boiling Springs Road in Boiling Springs on August 24, 2001. We completed the construction of our permanent main office at 215 N. Pine St. and moved our headquarters and a full-service banking office to this location on February 5, 2001.

Marketing Focus

     The bank has positioned itself as a locally-owned and operated bank organized to serve consumers and small-to mid-size businesses and professional concerns. Because there are few locally owned banks left in Spartanburg, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop First National Bank of Spartanburg's image as a local bank with an individual focus, we are actively leveraging our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

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

Lending Activities

     General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank's market area. We intend to originate quality, profitable loans which will benefit the area's economy and promote the growth of the bank. Management has focused on maintaining a quality loan portfolio and accepting only those credit risks which meet the bank's underwriting standards.

     Real Estate and Mortgage Loans. One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans, including home equity loans. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. We generally charge an origination fee for each loan.

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

     Commercial Loans. We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term, secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable or inventory, and/or personal guarantees of the principals of the business. We also make small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans are typically partially guaranteed by the government, which may help to reduce our risk. Government guarantees of SBA loans do not exceed 80% of the loan value and will generally be less.

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

     Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are sensitive to fluctuations in the value of the real estate securing the loan. Certain types of real estate have specific risk characteristics that vary according to the type of collateral that secures the loan, the terms of the loan, and the repayment sources of the loan.

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

     Based upon the initial capitalization of the bank with $11 million, we initially had a self-imposed loan limit of $1,320,000, which represented 80% of our initial legal lending limit of $1,650,000. We actively engage in selling participations in our loans to other financial institutions in order to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits. We compete for real estate loans with a number of competitors which are well-established in the Spartanburg County area and have substantially greater resources and lending limits. As a result, we occasionally must charge a lower interest rate to attract borrowers.

Other Banking Services

     We offer other banking services including drive-up ATM's, safe deposit boxes, traveler's checks, direct deposit, U.S. Savings Bonds, and banking by telephone. We activated our website and First National Online, our internet banking product, on February 20, 2001. In addition, we introduced our internet-based commercial cash management product in October of 2001.

     We are associated with the Cirrus and Pulse ATM networks, which may be used by our customers throughout the country. We also offer merchant banking and credit card services through a correspondent bank.

     Although our bank does not have trust powers, we implemented a strategic alliance with Colonial Trust Co. on August 15, 2002 to provide our consumer and commercial customers access to a wide variety of services provided by Colonial Trust Co. including trust, professional portfolio management, individual financial and retirement planning and corporate retirement planning services

Market Share

     As of June 30, 2002, total deposits in our primary service area were $2.42 billion, which represented a 3.2% deposit growth rate from 2001. Our market share as of this date was 3.90%, an increase of 58% over our market share in 2001 of 2.47%. Our initial plans are to grow our deposit base to $200 million by 2005. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

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

USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in "First National Bank of Spartanburg - Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

     Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

     The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2002, we qualified as "well capitalized."

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

Competition

     The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Spartanburg County area and elsewhere. As of June 30, 2002, there were 17 depository institutions operating in Spartanburg County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services such as extensive and established branch networks that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

     As of February 28, 2003, we had 40 employees, of which 37 were full time. These employees provide the majority of their services to our bank.

Item 2.    Description of Property
----------------------------------

     Since February 5, 2001, the principal place of business of both the company and the bank has been located at 215 N. Pine Street, Spartanburg, South Carolina 29302, one block north of the intersection of Main Street and Pine Street in downtown Spartanburg. We own the approximately 2.0 acre site and the 15,000 square foot building with four drive-through banking stations and an automated teller machine. We had previously operated our headquarters and a full-service branch in a temporary facility across the street from our new main office facility at 451 E. St. John Street, Spartanburg, South Carolina 29302 since the bank opened for business on March 27, 2000.

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

     We intend to continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Item 3.    Legal Proceedings.
----------------------------

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

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

     Our stock trades under the symbol "FNSC" on the OTC Bulletin Board. Trading and quotations of the common stock have been limited and sporadic. The ranges of prices known to management at which shares of stock have been traded during 2002 are $10.75 to $15.25. As of February 28, 2003, there were 358 shareholders of record.

     All of our outstanding shares of stock of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the board of directors. We currently intend to retain earnings to support operations and finance expansion and therefore, we do not anticipate paying cash dividends in the foreseeable future.

     The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

                                                    2002                           2001
                                             High            Low            High            Low
       First Quarter                      $ 13.00        $ 10.75         $ 10.75        $ 10.50
       Second Quarter                       14.00          11.00           10.875         10.00
       Third Quarter                        15.00          13.00           11.00          10.00
       Fourth Quarter                       15.25          14.00           12.00          10.25

     The price listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
                                                                                             Number of securities
                                                                                            remaining available for
                                   Number of securities                                      future issuance under
                                       to be issued               Weighted-average           equity compensation
                                     upon exercise of             exercise price of               plans (c)
                                   outstanding options,         outstanding options,          (excluding securities
Plan Category                     warrants and rights (a)      warrants and rights (b)      reflected in column (a))
-------------                     -------------------          -------------------          ------------------------

Equity compensation
plans approved by
security holders (1)                      105,000                      $10.20                       73,600

Equity compensation
plans not approved                        313,333                      $10.00                            -
by security holders (2)

         Total                            418,333                                                   73,600

(1) We have the right to increase the number of shares of common stock available under the 2000 First National Bancshares, Inc. Stock Incentive Plan each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2) Each of our organizers has received, for no additional consideration, a warrant to purchase two shares of common stock for $10.00 per share for every three shares purchased during our initial public offering. The warrants are represented by separate warrant agreements. One-fifth of the warrants vest on each of the first five anniversaries of the completion of the offering, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

     In response to this Item, the information contained on pages 3 through 14 of our Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

     In response to this Item, the information contained on pages 15 through 38 of our Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     On February 20, 2002, we dismissed the firm of Crisp Hughes Evans, LLP and proceeded to replace them with Elliott Davis, LLC as our independent auditors. The decision to dismiss Crisp Hughes Evans, LLP was recommended by our audit committee and authorized by our board of directors.

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

     We requested Crisp Hughes Evans, LLP to furnish a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 22, 2002, is filed as Exhibit 16.1 to the Report on Form 8-K filed with the SEC on February 26, 2002.

     On February 21, 2002, we engaged Elliott Davis, LLC as our independent auditors for the fiscal year ended December 31, 2002, to audit the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of Elliott Davis, LLC, we did not consult Elliott Davis, LLC on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
---------------------------------------------------------------------------
Compliance  with Section 16(a) of the  Exchange Act
---------------------------------------------------

     In response to this Item, the information contained on page 13 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

     In response to this Item, the information contained on pages 8 through 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference. In addition, the information required by Item 201(d) is contained in Item 5 of this report.

Item 11.  Executive Security Ownership of Certain Beneficial Owners and
-----------------------------------------------------------------------
Management
----------

     In response to this Item, the information contained on page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     In response to this Item, the information contained on page 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

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

13    Company 2002 Annual Report

21    Subsidiaries of the Company

The exhibits listed above will be furnished to any security holder upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National
Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina 29304. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.

(b)  Reports on Form 8-K

     We filed a Form 8-K on November 13, 2002 to disclose that the Chief Executive Officer, Jerry L. Calvert, and the Chief Financial Officer, Kitty B. Payne, each furnished to the SEC the certification required pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Controls and Procedures
---------------------------------

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

                                    FIRST NATIONAL BANCSHARES, INC.

Date:   March 28, 2003              By:      /s/ Jerry L. Calvert
       --------------------            --------------------------------------
                                       Jerry L. Calvert
                                       President and Chief Executive Officer

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

     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statement has been signed by the following in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ C. Dan Adams                  Director                      March 28, 2003
-----------------------------
C. Dan Adams


/s/ Mellnee G. Buchheit           Director                      March 28, 2003
-----------------------------
Mellnee G. Buchheit


/s/ Jerry L. Calvert              Director,                     March 28, 2003
-----------------------------
Jerry L. Calvert                  President,
                                  Chief Executive Officer


/s/ Martha Cloud Chapman          Director                      March 28, 2003
-----------------------------
Martha Cloud Chapman


/s/ W. Russel Floyd, Jr.          Director                      March 28, 2003
-----------------------------
W. Russel Floyd, Jr.


/s/ C. Tyrone Gilmore, Sr.        Director                      March 28, 2003
-----------------------------
C. Tyrone Gilmore, Sr.

/s/ Gaines W. Hammond, Jr., MD    Director                      March 28, 2003
-----------------------------
Gaines W. Hammond, Jr., M.D.


/s/ Benjamin R. Hines             Director                      March 28, 2003
-----------------------------
Benjamin R. Hines


/s/ William A. Hudson             Director                      March 28, 2003
-----------------------------
William A. Hudson


/s/ Kitty B. Payne                Chief Financial Officer,      March 28, 2003
-----------------------------
Kitty B. Payne                    Principal Financial and
                                  Accounting Officer


/s/ Norman F. Pulliam             Director, Chairman            March 28, 2003
-----------------------------
Norman F. Pulliam                 of the Board


/s/ Peter E. Weisman              Director                      March 28, 2003
-----------------------------
Peter E. Weisman


/s/ Donald B. Wildman             Director                      March 28, 2003
-----------------------------
Donald B. Wildman


/s/ Coleman L. Young, Jr.         Director                      March 28, 2003
-----------------------------
Coleman L. Young, Jr.

                                INDEX TO EXHIBITS
Exhibit
Number                     Description
------                     -----------

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

4.2. Form of certificate of common stock  (incorporated  by reference to Exhibit
     4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3.Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.4.Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.5 Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

13   Company 2002 Annual Report

21   Subsidiaries of the Company

                                  Certification

I, Jerry L. Calvert, certify that:

1. I have reviewed this annual report on Form 10-KSB of First National Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                         /s/ Jerry L. Calvert
                                        -------------------------------
                                        Jerry L. Calvert
                                        President and Chief Executive Officer

                                  Certification

I, Kitty B. Payne, certify that:

1. I have reviewed this annual report on Form 10-KSB of First National Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
                                         /s/ Kitty B. Payne
                                        --------------------------------
                                        Kitty B. Payne
                                        Chief Financial Officer