Form 10QSB
period 2003-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2003-05-15
CIK 1095274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from             to
                                           -----------    ----------

                        Commission file number 333-87503

                         First National Bancshares, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                South Carolina                       58-2466370
                --------------                       ----------
          (State of Incorporation)       (I.R.S. Employer Identification No.)

                   215 N. Pine St.
               Spartanburg, South Carolina                 29302
               ---------------------------                 -----
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,201,900 shares of common stock, $0.01 par value per share, were outstanding on May 1, 2003

      Transitional Small Business Disclosure Format (check one):  YES    NO  X
                                                                     ---    ---

                                      Index

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 2003 and
              December 31, 2002............................................3

          Consolidated Statements of Operations - For the three
              months ended  March 31, 2003 and 2002........................4

          Consolidated Statement of Changes in Shareholders' Equity
              For the three months ended March 31, 2003 and 2002...........5

          Consolidated Statement of Cash Flows - For the three months ended March 31, 2003 and 2002................................6

          Notes to Consolidated Financial Statements.......................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation.........9-13

Item 3.  Controls and Procedures...........................................13-14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................14

Item 2.  Changes in Securities and Use of Proceeds.........................14

Item 3.  Defaults Upon Senior Securities...................................14

Item 4. Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information.................................................14

Item 6. Exhibits and Reports on Form 8-K...................................14

        (a)   Exhibits.....................................................14

        (b)   Reports on Form 8-K..........................................14

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

      Item 1.      Financial Statements

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                       March 31, 2003     December 31, 2002
                                                                                         (unaudited)            (audited)
               Assets

Cash and due from banks                                                                $   2,143,431       $   8,097,022
Interest bearing bank balances                                                             2,799,311           5,827,723
Federal funds sold and resale agreements                                                  10,717,000           6,688,000
Securities available for sale                                                             23,460,426          20,559,645
Loans, net of allowance for loan losses of $1,327,767 & $1,163,977,
   respectively                                                                          104,835,050          91,942,506
Premises and equipment, net                                                                4,447,001           4,499,646
Other                                                                                      1,736,479           1,609,362
                                                                                       -------------       -------------

               Total assets                                                            $ 150,138,698       $ 139,223,904
                                                                                       =============       =============

   Liabilities and Shareholders' Equity

Liabilities:
    Deposits
      Noninterest-bearing                                                              $  10,424,607       $  15,428,255
      Interest-bearing                                                                   118,753,492         104,290,425
                                                                                       -------------       -------------

                  Total deposits                                                       $ 129,178,099       $ 119,718,680
                                                                                       -------------       -------------

    Federal Home Loan Bank advances                                                        8,500,000           7,000,000
    Accrued expenses and other liabilities                                                   771,129             961,098
                                                                                       -------------       -------------
               Total liabilities                                                       $ 138,449,228       $ 127,679,778
                                                                                       -------------       -------------


Commitments and contingencies

Shareholders' Equity:
    Preferred stock, par value $.01 per share, 10,000,000 shares
       authorized, no shares issued or outstanding                                                 -                   -
   Common stock, par value $.01 per share, 10,000,000 shares authorized,
     1,201,900 and 1,201,400 shares issued and outstanding, respectively                      12,019              12,014
   Additional paid-in capital                                                             11,812,078          11,806,683
   Retained earnings/(deficit)                                                              (307,181)           (486,197)
    Accumulated other comprehensive income                                                   172,554             211,626
                                                                                       -------------       -------------
         Total shareholders' equity                                                    $   1,689,470       $  11,544,126
                                                                                       =============       =============

         Total liabilities and shareholders' equity                                    $ 150,138,698       $ 139,223,904
                                                                                       =============       =============

See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three months ended     Three months ended
                                                                                   March 31, 2003         March 31, 2002
Interest income:
    Loans                                                                          $ 1,478,810            $ 1,115,429
    Investment securities                                                              253,167                138,863
    Federal funds sold and other                                                        35,434                 36,186
                                                                                   -----------            -----------

    Total interest income                                                            1,767,411              1,290,478
                                                                                   -----------            -----------

Interest expense:
    Federal  Home Loan Bank advances                                                    28,244                 13,108
    Deposits                                                                           690,201                551,104
                                                                                   -----------            -----------

    Total interest expense                                                             718,445                564,212
                                                                                   -----------            -----------

Net interest income                                                                  1,048,966                726,266
                                                                                   -----------            -----------

Provision for loan losses                                                              164,506                 74,066
                                                                                   -----------            -----------

Net interest income after provision for loan losses                                    884,460                652,200
                                                                                   -----------            -----------

Noninterest income:
   Mortgage loan fees from correspondent                                                61,793                 36,962
   Service charges and fees on deposit accounts                                        187,574                 78,879
   Other                                                                               127,990                 28,742
                                                                                   -----------            -----------

   Total noninterest income                                                            377,357                144,583

Noninterest expense:
   Salaries and employee benefits                                                      516,230                401,090
   Professional fees                                                                    55,011                 28,903
    Data processing                                                                     84,724                 57,894
    Public relations                                                                    57,080                 62,313
    Occupancy and equipment expense                                                    138,355                108,002
   Telephone and supplies                                                               28,681                 26,977
   Other                                                                               102,978                 80,026
                                                                                   -----------            -----------

   Total noninterest expense                                                           983,059                765,205

Income before income taxes                                                             278,758                 31,578
                                                                                   -----------            -----------

Provision for income taxes                                                              99,742                  4,700
                                                                                   -----------            -----------

         Net income                                                                    179,016                 26,878
                                                                                   -----------            -----------

               Net income per share
                     Basic                                                                 .15                    .02
                     Diluted                                                               .13                    .02
              Weighted average shares outstanding
                     Basic                                                           1,201,806              1,200,000
                     Diluted                                                         1,338,877              1,277,982


See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholders' Equity

               For the three months ended March 31, 2003 and 2002
                                   (unaudited)


                                                                                                      Accumulated
                                             Common Stock             Additional      Retained           Other             Total
                                        ----------------------         Paid-in        Earnings      Comprehensive      Shareholder'
                                        Shares          Amount         Capital       (Deficit)          Income            Equity
                                        ------          ------        ----------     ---------          ------            ------
Balance, December 31, 2001              1,200,000        12,000       11,791,311     (1,081,326)           35,595        10,757,580

Comprehensive income:
   Net income                                   -             -                -         26,878                 -            26,878
   Change in net unrealized gains
     on securities available for sale,
        net of income tax of $16,983            -             -                -              -           (32,968)          (32,968)
                                                                                                                         ----------
         Total comprehensive
           income                               -             -                -              -                 -            (6,090)
                                        ---------      --------     ------------   ------------         ---------      ------------

Balance, March 31, 2002                 1,200,000      $ 12,000     $ 11,791,311   $ (1,054,448)        $   2,627      $ 10,751,490
                                        =========      ========     ============   ============         =========      ============

Balance, December 31, 2002              1,201,400        12,014       11,806,683       (486,197)          211,626        11,544,126

Proceeds from exercise of
  employee stock options                      500             5            5,395              -                 -             5,400
Comprehensive income:
   Net income                                   -             -                -        179,016                 -           179,016
   Change in net unrealized gains
     on securities available for sale,
        net of income tax of $20,128            -             -                -              -           (39,072)          (39,072)
                                                                                                        ---------
         Total comprehensive
           income                               -             -                -              -                 -           139,944
                                        ---------      --------     ------------   ------------         ---------      ------------

Balance, March 31, 2003                 1,201,900      $ 12,019     $ 11,812,078   $   (307,181)        $ 172,554      $ 11,689,470
                                        =========      ========     ============   ============         =========      ============



See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

               For the three months ended March 31, 2003 and 2002
                                   (unaudited)


                                                                                     2003               2002
                                                                                     ----               ----
Cash flows from operating activities:
   Net income                                                                   $     179,016       $     26,878
   Adjustments to reconcile net income to cash provided by
   (used for) operating activities:
     Provision for loan losses                                                        164,506             74,066
     Depreciation                                                                      60,479             55,614
       Premium amortization, net                                                       21,877             16,632
     Changes in deferred and accrued amounts:
       Prepaid expenses and other assets                                              (12,917)             3,482
       Accrued expenses and other liabilities                                        (169,841)          (196,870)
                                                                                -------------       ------------
         Net cash provided by (used for) operating activities                         243,120            (20,198)
                                                                                -------------       ------------

Cash flows from investing activities:
   Proceeds from maturities of securities available for sale                        3,922,666          3,012,959
   Purchases of securities available for sale                                      (6,904,524)        (1,999,685)
   Net increase in loans                                                          (13,057,050)        (5,593,739)
   Net purchases of premises and equipment                                             (7,834)           (53,355)
   Purchase of FHLB and other stock                                                  (114,200)          (153,100)
                                                                                -------------       ------------
         Net cash used by investing activities                                    (16,160,942)        (4,786,920)
                                                                                -------------       ------------

Cash flows from financing activities:
   Proceeds from exercise of employee stock options                                     5,400                  -
   Increase in FHLB advances                                                        2,500,000          2,000,000
   Repayment of FHLB advances                                                      (1,000,000)                 -
   Net increase in deposits                                                         9,459,419          8,674,533
                                                                                -------------       ------------
         Net cash provided by financing activities                                 10,964,819         10,674,533
                                                                                -------------       ------------
         Net increase (decrease) in cash and cash equivalents                      (4,953,003)         5,867,415
                                                                                -------------       ------------
Cash and cash equivalents, beginning of year                                       20,612,745          1,310,844
                                                                                -------------       ------------

Cash and cash equivalents, end of period                                        $  15,659,742       $  7,178,259
                                                                                =============       ============





See accompanying notes to consolidated financial statements.

                 FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2003



Summary of Significant Accounting Policies and Activities

     A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003 and is incorporated herein by reference. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

     In accordance with the provisions of SFAS No. 95, "Statement of Cash Flows", cash and cash equivalents are considered to be those amounts included in the balance sheet captions "Cash and due from banks", "Interest bearing bank balances" and "Federal funds sold and resale agreements." Cash paid for interest during the three months ended March 31, 2003 and 2002 totaled $718,445 and $772,561, respectively. Cash paid for income taxes during the three months ended March 31, 2003 was $50,000. There was no cash paid for income taxes during the three months ended March 31, 2002. Noncash investing activities for the three months ended March 31, 2003 and 2002 included $59,200 and $49,951 of unrealized gains on available for sale securities, respectively.

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

Basis of Presentation

     The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2002 as filed with the Securities and Exchange Commission.

Earnings Per Share

     The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three-month period ended March 31, 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations.

                                             Three Months Ended 3/31/03
                                             --------------------------
                                                BASIC         DILUTED
                                             -----------    -----------
       Net Income                            $   179,016    $   179,016
                                             -----------    -----------

       Weighted average shares outstanding 1,201,806 1,201,806 Effect of Dilutive Securities:
         Stock options & warrants                      -        137,071
                                             -----------    -----------
                                               1,201,806      1,338,877
                                             -----------    -----------

       Per-share amount                      $      0.15    $      0.13

     Stock options outstanding were anti-dilutive for the three-month period ended March 31, 2002; therefore, a reconciliation has not been presented for this period. However, the effect of dilutive securities (stock options & warrants) for this period would have resulted in an incremental 77,982 shares outstanding. Diluted earnings per share for this period is computed by dividing net income by the weighted average number of shares outstanding.

Stock Compensation Plans

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

     All stock options granted under stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no stock-based compensation is reflected in net income (loss). Stock options and warrants issued under our stock option plan and warrant agreements have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income (loss) and income (loss) per share in the following table, as if the fair value based method of accounting had been applied.

                                                   Three Months Ended March 31,
                                                      2003              2002
                                                      ----              ----

     Net income - as reported                      $ 179,016         $  26,878
     Net income (loss) - pro forma                 $ 136,250         $ (39,122)

    Basic income (loss) per share
        As reported                                $     .15         $     .02
        Pro forma                                  $     .11         $    (.03)
     Fully diluted income (loss) per share
        As reported                                $     .13         $     .02
        Pro forma                                  $     .10         $    (.03)

     The weighted average fair value per share of options granted in the three-month periods ended March 31, 2003 and 2002 amounted to $1.58 and $1.60, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 6.0%, risk-free interest rate of 1.25% and 1.50% for 2003 and 2002, respectively and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.


Item 2.         Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     The following is a discussion of our financial condition as of and for the three months ended March 31, 2003. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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


Critical Accounting Policies

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

     We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan's specific factors and other circumstances that affect the collectibility of the credit. Significant, individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced. However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing or liquidation of assets.

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


Financial Condition

     Total assets at March 31, 2003 of $150.1 million increased 7.8% over total assets of $139.2 million at December 31, 2002 and consisted principally of loans, net of loan loss allowance, of $104.8 million; federal funds sold and resale agreements of $10.7 million; securities available for sale of $23.5 million; and property, at cost less accumulated depreciation, of $4.4 million. At March 31, 2003, the bank's loan portfolio consisted primarily of $64.0 million of commercial real estate loans, $17.1 million of commercial business loans, and $25.1 million of consumer and home equity loans. We plan to continue to decrease the bank's federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

     Our liabilities at March 31, 2003 were $138.4 million, an increase of 8.4% over liabilities at December 31, 2002 of $127.7 million and consisted principally of deposits of $129.2 million. The $129.2 million in deposits consisted primarily of $88.4 million in certificates of deposit, $12.1 million of money market and savings accounts and $28.7 million in checking accounts, of which 36% are business accounts. We advanced $1.5 million net of maturing advances of $1 million during the quarter on our available borrowings from the Federal Home Loan Bank of Atlanta.

     Total shareholders' equity increased from $11.5 million at December 31, 2002 to $11.7 million at March 31, 2003, primarily due to the net income for the period. We currently expect that we will have sufficient cash flow to fund ongoing operations.


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

     At March 31, 2003, through the operations of our bank, we had issued commitments to extend credit of $26.9 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled $66,000 at March 31, 2003. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

     The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $5,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 82% at March 31, 2003 as compared to 87% at March 31, 2002.

     Management believes that the bank's existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

     We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be "well-capitalized". The following table sets forth our bank's various capital ratios at March 31, 2003 and December 31, 2002.


                                                                            Minimum to be
                                March 31, 2003      December 31, 2002      well-capitalized
                                --------------      -----------------      ----------------
Total risk-based capital            11.07%                11.93%                10.00%

Tier 1 risk-based capital            9.81%                10.70%                 6.00%

Leverage capital                     7.47%                 7.95%                 5.00%


     Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and net losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of March 31, 2003, there were no significant firm commitments outstanding for capital expenditures.


Results of Operations

     We recognized net income of $179,016 for the three-month period ended March 31, 2003, or $.13 per diluted share compared to income of $26,878, or $.02 per diluted share for the three-month period ended March 31, 2002.


Net Interest Income

     Net interest income, the largest component of our income, was $1,048,966 and $726,266 for the three months ended March 31, 2003 and 2002, respectively. The overall increase in net interest income reflects the continued growth in the level of earning assets and interest-bearing deposits since opening the bank.

     Interest income for the three months ended March 31, 2003 and 2002, respectively, includes $1,478,810 and $1,115,429 on loans; $253,167 and $138,863 on investment securities and $35,434 and $36,186 on federal funds sold. Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to channel a substantial percentage of our earning assets into the loan portfolio, resulting in a reduction in interest income on federal funds sold.

     Our consolidated net interest margin for the three months ended March 31, 2003 and 2002 was 3.16% and 3.49%, respectively and our earning assets averaged $132.8 million and $86.5 million, respectively. The net interest margin is calculated as annualized net interest income divided by year-to-date average earning assets.

     Average loans for the three months ended March 31, 2003 and 2002 were $100.8 million and $68.5 million, respectively. The average yields on loans for the three months ended March 31, 2003 and 2002 were 5.9% and 6.5%, respectively. Average investments for the three months ended March 31, 2003 and 2002 were $22.4 million and $11.7 million, respectively. The average yields on investments for the three months ended March 31, 2003 and 2002 were 4.5% and 4.7%, respectively.

     The average balance of deposits for the three months ended March 31, 2003 and 2002 was $119.4 million and $81.3 million and the weighted rate on deposits was 2.3% and 6.5%, respectively. We incurred $28,244 and $13,108 in interest expense on FHLB advances for the three months ended March 31, 2003 and 2002, respectively on average balances of $6.64 million and $1.93 million during the three-months ended March 31, 2003 and 2002 or a weighted average cost of 1.7% and 2.7%, respectively.


Provision for Loan Losses

     Included in the statements of operations is a non-cash expense of $164,506 and $74,066 for the three-month periods ended March 31, 2003 and 2002, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,327,767 and $1,163,977 as of March 31, 2003 and 2002, or
1.25% of gross loans, respectively.

     The following table sets forth the changes in the allowance for loan losses during the three-month periods ended March 31, 2003 and 2002.

                                                     2003             2002

    Balance, beginning of period                  $ 1,163,977      $  800,303
    Provision charged to operations                   164,506          74,066
    Loans charged off                                    (916)         (6,070)

    Recoveries on loans previously charged off            200               -
                                                  -----------      ----------
    Balance, end of period                        $ 1,327,767      $  868,299

     There were $8,387 and $33,000 in loans on non-accrual status at March 31, 2003 and 2002, respectively. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received.


Noninterest Income and Expense

     Noninterest income totaled $377,357 and $144,583 for the three-month periods ended March 31, 2003 and 2002, respectively. The increase primarily resulted from a gain of approximately $93,000 on the sale of the guaranteed portion of an SBA loan. The increase also resulted from continued increases in service charges collected on deposit accounts as a result of our larger customer base and from mortgage loan fees received from our correspondent bank as a result of home mortgage refinancing activity occurring during the historically low interest rate environment.

     We incurred noninterest expense of $983,059 and $765,205 for the three-month periods ended March 31, 2003 and 2002, respectively. These expenses consisted primarily of $516,230 and $401,090 of salaries and benefits and $138,355 and $108,002 of occupancy and equipment expense, respectively. In addition, $57,080 and $62,313 was incurred for public relations expense and $84,724 and $57,894 was incurred for data processing and ATM expense, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, and the increased costs associated with growth in customer transaction processing due to the resulting increase in our customer base.

     Included in the line item "other expenses" which increased $22,952, or 29%, between the three-month periods ended March 31, 2003 and 2002 are director's fees; charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts. In addition, we began paying fees to our outside directors beginning January 1, 2003.


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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

                 Exhibit 99.1 - Certification of the Chief Executive Officer and Chief Financial Officer to 18 U. S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Reports on Form 8-K

               The company filed a Form 8-K on March 31, 2003 to disclose that the Chief Executive Officer, Jerry L. Calvert and the Chief Financial Officer, Kitty B. Payne, each furnished to the SEC, the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST NATIONAL BANCSHARES, INC.


Date:  May 15, 2003                 By: /s/ Jerry L. Calvert
                                       -----------------------------------
                                       Jerry L. Calvert
                                       Chief Executive Officer



Date:  May 15, 2003                 By: /s/ Kitty B. Payne
                                       -----------------------------------
                                       Kitty B. Payne
                                       Chief Financial Officer

          Certification for the Chief Executive Officer of the Company



I, Jerry L. Calvert, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First National Bancshares, Inc;

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


Date: May 15, 2003

                                     /s/ Jerry L. Calvert
                                    --------------------------------------
                                    Jerry L. Calvert
                                    President and CEO

       Certification under for the Chief Financial Officer of the Company



I, Kitty B. Payne, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of First National Bancshares, Inc;

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


Date: May 15, 2003

                                     /s/ Kitty B. Payne
                                    --------------------------------------
                                    Kitty B. Payne
                                    Senior Vice President & CFO

                                  EXHIBIT INDEX



Exhibit Number                             Description

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.