Form 10QSB
period 2003-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2003-08-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 333-87503

First National Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	58-2466370
(State of Incorporation)	(I.R.S. Employer Identification No.)

215 N. Pine Street
Spartanburg, South Carolina 29302
(Address of principal executive offices)   (Zip Code)

864-948-9001
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,201,900 shares of common stock, $0.01 par value per share, were outstanding on August 1, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets
Cash and due from banks	$802,728	$8,097,022
Interest-bearing bank balances	2,986,072	5,827,723
Federal funds sold and resale agreements	6,673,000	6,688,000
Securities available for sale	30,641,956	20,559,645
Loans, net of allowance for loan losses of $1,399,347 and $1,163,977, respectively	110,543,369	91,942,506
Premises and equipment, net	4,410,033	4,499,646
Other	4,269,771	1,609,362

Total assets	$160,326,929	$139,223,904

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing	$14,818,125	$15,428,255
Interest-bearing	124,159,760	104,290,425

Total deposits	$138,977,885	$119,718,680

FHLB advances	8,500,000	7,000,000
Accrued expenses and other liabilities	797,369	961,098

Total liabilities	$148,275,254	$127,679,778

Commitments and contingencies
Shareholders' Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares
authorized, 1,201,900 and 1,201,400 shares issued and outstanding,
Respectively	12,019	12,014
Additional paid-in capital	11,812,078	11,806,683
Retained earnings/(deficit)	(85,719)	(486,197)
Accumulated other comprehensive income	313,297	211,626

Total shareholders' equity	$12,051,675	$11,544,126

Total liabilities and shareholders' equity	$160,326,929	$139,223,904

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest income:
Loans	$1,559,088	$1,229,148	$3,037,899	$2,344,577
Investment securities	257,684	159,919	510,851	298,782
Federal funds sold & other	44,469	39,945	79,903	76,131

Total interest income	1,861,241	1,259,053	3,628,653	2,719,490

Interest expense:
FHLB advances	42,797	13,698	71,040	26,806
Deposits	747,074	558,614	1,437,275	1,109,717

Total interest expense	789,871	572,312	1,508,315	1,136,523

Net interest income	1,071,370	856,700	2,120,338	1,582,967

Provision for loan losses	72,825	144,067	237,333	218,133

Net interest income after provision for loan
losses	998,545	712,633	1,883,005	1,364,834

Noninterest income:
Mortgage loan fees from correspondent	69,075	34,900	130,868	71,862
Service charges and fees on deposit accounts	214,237	154,923	401,811	233,801
Other	47,130	17,251	175,119	45,994

Total noninterest income	330,442	207,074	707,798	351,657
Noninterest expense:
Salaries and employee benefits	521,622	412,769	1,037,851	813,859
Professional fees	34,789	23,571	89,800	52,474
Data processing	89,772	72,808	174,496	130,702
Public relations	61,978	63,418	119,057	125,731
Occupancy and equipment expense	135,267	109,329	273,622	217,331
Telephone and supplies	29,253	24,427	57,934	51,104
Other	114,526	76,185	217,505	156,212

Total noninterest expense	987,207	782,507	1,970,265	1,547,713

Income before income taxes	341,780	137,200	620,538	168,778

Provision for income taxes	120,318	20,600	220,060	25,300

Net income	$221,462	$116,600	$400,478	$143,478

Net income per share:
Basic	$.18	$.10	$.33	$.12
Diluted	$.16	$.09	$.30	$.11
Weighted average shares outstanding:
Basic	1,201,900	1,200,132	1,201,853	1,200,066
Diluted	1,343,729	1,278,114	1,341,009	1,278,048

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the six months ended June 30, 2003 and 2002
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholder
	Shares	Amount	Capital	(Deficit)	Income	Equity
Balance, December 31, 2001	1,200,000	$12,000	$11,791,311	$(1,081,326)	$35,595	$10,757,580
Proceeds from exercise of stock options,
Including income tax benefit of $1,187	800	8	9,178	-	-	9,186
Comprehensive income:
Net income	-	-	-	143,478	-	143,478
Change in net unrealized gains
on securities available for sale,
net
of income tax of $47,472	-	-	-	-	76,603	76,603

Total comprehensive
income	-	-	-	-	-	220,081

Balance, June 30, 2002	1,200,800	$12,008	$11,800,489	$(937,848)	$112,198	$10,986,847

Balance, December 31, 2002	1,201,400	$12,014	$11,806,683	$(486,197)	$211,626	$11,544,126
Proceeds from exercise of stock options	500	5	5,395	-	-	5,400
Comprehensive income:
Net income	-	-	-	400,478	-	400,478
Change in net unrealized gains
on securities available for sale, net
Of income tax of $52,375	-	-	-	-	101,671	101,671

Total comprehensive
income	-	-	-	-	-	502,149

Balance, June 30, 2003	1,201,900	$12,019	$11,812,078	$(85,719)	$313,297	$12,051,675

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2003 and 2002
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$400,478	$143,478
Adjustments to reconcile net loss to cash provided by
operating activities:
Provision for loan losses	237,331	218,133
Depreciation	120,821	113,436
Premium amortization, net	70,871	16,842
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(46,209)	(73,478)
Accrued expenses and other liabilities	(216,104)	(203,910)

Net cash provided by operating activities	567,188	214,501

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	10,294,057	3,968,987
Purchases of securities available for sale	(20,293,193)	(3,547,746)
Loan originations, net of principal collections	(18,838,194)	(14,342,759)
Proceeds from sale of foreclosed property	-	43,995
Purchase of bank-owned life insurance	(2,500,000)	-
Net purchases of premises and equipment	(31,208)	(53,752)
Purchase of FHLB and other stock	(114,200)	(153,100)

Net cash provided (used) by investing activities	(31,482,738)	(14,084,375)

Cash flows from financing activities:
Increase in FHLB advances	2,500,000	2,000,000
Repayment of FHLB advances	(1,000,000)	-
Proceeds from exercise of employee stock options	5,400	8,000
Net increase in deposits	19,259,205	20,714,157

Net cash provided by financing activities	20,764,605	22,722,157

Net increase/(decrease) in cash and cash equivalents	(10,150,945)	8,852,283
Cash and cash equivalents at beginning of year	20,612,745	1,310,844

Cash and cash equivalents, end of period	$10,461,800	$10,163,127

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2003

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

Statement of Cash Flows

        In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold and resale agreements.” Cash paid for interest during the six months ended June 30, 2003 and 2002 totaled $1,508,465 and $791,138, respectively. Cash paid for income taxes during the six months ended June 30, 2003 and 2002 was $242,000 and $3,500, respectively. Non-cash investing activities for the six months ended June 30, 2003 and 2002 included $101,671 and $76,603 of unrealized gains on available for sale securities, net of income tax, respectively.

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

Basis of Presentation

        The accompanying consolidated financial statements include all accounts of the company and the bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at June 30, 2003 and for the three and six-month periods ending June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2002 as filed with the Securities and Exchange Commission.

        Until we opened the bank for business on March 27, 2000, we were accounted for as a development stage enterprise as defined by SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises,” as we devoted substantially all of our efforts to establishing a new business. When we opened on March 27, 2000, certain reclassifications and adjustments were made to the financial statements to reflect that we are now accounted for as an operating company.

Earnings Per Share

        The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2003 and 2002. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
Net Income	$221,462	$221,462	$400,478	$400,478

Weighted average shares outstanding	1,201,900	1,201,900	1,201,853	1,201,853
Effect of Dilutive Securities:
Stock options & warrants	-	141,829	-	139,156

	1,201,900	1,343,729	1,201,853	1,341,009

Per share amount	$0.18	$0.16	$0.33	$0.30

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2003
	BASIC	DILUTED	BASIC	DILUTED
Net Income	$116,600	$116,600	$143,478	$143,478

Weighted average shares outstanding	1,200,132	1,200,132	1,200,066	1,200,066
Effect of Dilutive Securities:
Stock options & warrants	-	77,982	-	77,982

	1,200,132	1,278,114	1,200,066	1,278,048

Per share amount	$0.10	$0.09	$0.12	$0.11

Stock Compensation Plans

        SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.

        All stock options granted under stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no stock-based compensation is reflected in net income. Stock options and warrants issued under our stock option plan and warrant agreements have no intrinsic value at the grant date, and under Opinion No. 25, no compensation cost is recognized for them. We have elected to continue with the accounting methodology in Opinion No. 25 and, as a result, have provided pro forma disclosures of net income and income per share in the following table, as if the fair value based method of accounting had been applied.

        The weighted average fair value per share of options granted in the six-month periods ended June 30, 2003 and 2002 amounted to $1.61 and $1.60, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 6.0%, risk-free interest rate of 1.25% and 1.50% for 2003 and 2002, respectively and expected lives of the options of seven years in all periods presented.

        During the six-month period ended June 30, 2003, we granted 9,000 employee stock options at exercise prices ranging from $14.25 to $15.00. These options vest over a five-year period and expire during 2013. There were no cash dividends in any periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
Net income - as reported	$221,462		$116,600		$400,478		$143,478
Net income - pro forma	178,376		50,600		228,120		11,478
Basic income per share
As reported		.18		.10		.33		.12
Pro forma		.15		.04		.19		.01
Fully diluted income per share
As reported		.16		.09		.30		.11
Pro forma		.13		.04		.17		.01

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

        The following is a discussion of our financial condition as of and for the three-month and six-month periods ended June 30, 2003 and 2002. These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

        This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;
o	changes in the interest rate environment which should reduce anticipated or actual margins
o	changes in political conditions or the legislative or regulatory environment
o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioratin in credit quality;
o	changes occurring in business conditions and inflation;
o	changes in technology;
o	changes in monetary and tax policies;
o	the level of allowance for loan loss;
o	the rate of delinquencies and amounts of charge-offs;
o	the rates of loan growth;
o	adverse changes in asset quality and resulting credit risk-related losses and expenses;
o	changes in the securities markets; and
o	other risks and uncertainities detailed from time to time in our filings with the Securities and Exchange Commission

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

Allowance for Loan Losses

        The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

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

        We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectibility of the credit. Significant, individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced. However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing or liquidation of assets.

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

        Due to our limited operating history, the provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

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

Financial Condition

        Total assets at June 30, 2003 of $160.3 million increased 15.2% over total assets of $139.2 million at December 31, 2002 and consisted principally of loans, net of loan loss allowance, of $110.5 million; federal funds sold and resale agreements of $6.7 million; securities available for sale of $30.6 million; property, at cost less accumulated depreciation, of $4.4 million; and other assets of $4.3 million, consisting principally of $2.5 million in bank-owned life insurance contracts. At June 30, 2003, the bank’s loan portfolio of $111.9 million consisted primarily of $68.0 million of commercial real estate loans, $18.3 million of commercial business loans, and $25.6 million of consumer and home equity loans. We plan to decrease the bank’s federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

        Our liabilities at June 30, 2003 were $148.3 million, an increase of 16.1% over liabilities at December 31, 2002 of $127.7 million and consisted principally of deposits of $139.0 million. The $139.0 million in deposits consisted primarily of $92.0 million in certificates of deposit, $14.1 million of money market and savings accounts and $32.9 million in checking accounts. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. We believe that conditions in the past several years have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

        We advanced $1.5 million, net of maturing advances of $1 million, since December 31, 2002 on our available borrowings from the Federal Home Loan Bank of Atlanta to fund loan commitments and to minimize our overall interest rate risk position.

        Total shareholders’ equity increased from $11.5 million at December 31, 2002 to $12.1 million at June 30, 2003, primarily due to the net income generated during the period and an increase in the unrealized gain on securities available for sale. We currently expect that we will have sufficient cash flow to fund ongoing operations.

Liquidity

        Our liquidity needs including commitments to extend credit are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time. In making these commitments, we use the same credit and collateral policies as we do for on-balance sheet instruments. We evaluate each customer’s creditworthiness on a case-by-case basis and obtain collateral, if necessary, based on our credit evaluation of the borrower. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

        At June 30, 2003, through the operations of our bank, we had issued commitments to extend credit of $32.4 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled approximately $66,000 at June 30, 2003. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

        The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $5,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 81% at June 30, 2003 as compared to 78% at December 31, 2002.

        We believe that the bank’s existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

        We currently maintain a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be “well-capitalized”. The following table sets forth our bank’s various capital ratios at June 30, 2003 and December 31, 2002.

			Minimum to be well
	June 30, 2003	December 31, 2002	capitalized
Total risk-based capital	10.54%	11.93%	10.00%
Tier 1 risk-based capital	9.32%	10.70%	6.00%
Leverage capital	6.83%	7.95%	5.00%

        Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of June 30, 2003, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended June 30, 2003 and 2002

        We recognized net income of $221,462 or $.16 per diluted share for the three-month period ended June 30, 2003 compared to net income of $116,600 or $.09 per diluted share for the three-month period ended June 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $1,071,370 and $856,700, respectively, for the three months ended June 30, 2003 and 2002 or an increase of 25.1%. The overall increase in net interest income reflects the continued growth in the level of earning assets since opening the bank.

        Interest income for the three months ended June 30, 2003 and 2002, respectively, includes $1,559,088 and $1,229,148 on loans; $257,684 and $159,919 on investment securities and $44,469 and $39,945 on federal funds sold and other investments.

        The average loans and investments for the three months ended June 30, 2003 were $108.7 million and $26.4 million, respectively. Average loans and investments for the three months ended June 30, 2002 were $73.6 million and $11.9 million, respectively. The average yields on loans and investments for the three months ending June 30, 2003 were 5.74% and 3.9%, respectively. The average yields on loans and investments for the three months ended June 30, 2002 were 6.68% and 5.37%, respectively. The reduction in the average yields on loans and investments is primarily due to the decreasing interest rate environment during the past three years.

        Interest expense on deposits was $747,074 and $558,614 for the three months ended June 30, 2003 and 2002, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits over the past twelve months. The average balance of deposits was $134.5 million and $85.6 million and the weighted rate on deposits was 2.22% and 2.61% for the three months ended June 30, 2003 and 2002, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the past three years.

        Interest expense on FHLB advances was $42,797 and $13,698 for the three months ended June 30, 2003 and 2002, respectively. This increase is due to the additional borrowings incurred over the past twelve months. The average balance of FHLB advances was $8.5 million and $2.0 million, respectively or a weighted average cost of 2.01% and 2.74%, respectively.

        Our consolidated net interest margin for the three months ended June 30, 2003 and 2002, respectively was 2.90% and 3.67% and our earning assets averaged $147.8 million and $93.5 million, respectively. The decrease in the net interest margin is due primarily to the net reduction in the net spread on earning assets resulting from the decreasing interest rate environment during the past three years as the bank’s interest rate risk position is asset-sensitive. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $72,825 and $144,067 for the three months ended June 30, 2003 and 2002, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,399,347 and $976,560 as of June 30, 2003 and June 30, 2002, or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the three-month periods ended June 30, 2003 and 2002.

	2003	2002
Balance, beginning of period	$1,327,767	$868,299
Provision charged to operations	72,825	144,067
Loans charged off	(1,245)	(35,806)
Recoveries on loans previously charged off	-	-

Balance, end of period	$1,399,347	$976,560

        There were $8,387 and $6,000 in loans on non-accrual status at June 30, 2003 and 2002, respectively. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There are no loans past due 90 days or more that are still accruing interest at June 30, 2003.

Noninterest Income and Expense

        Non-interest income totaled $330,442 and $207,074 for the three-month periods ended June 30, 2003 and 2002, respectively. The 60% increase in non-interest income primarily resulted from continued increases in service charges collected on deposit accounts as a result of our larger customer base and from mortgage loan fees received from our correspondent bank as a result of home mortgage refinancing activity during the historically low interest rate environment.

        We incurred noninterest expense of $987,207 and $782,507 for the three-month periods ended June 30, 2003 and 2002, respectively. These expenses consisted primarily of $521,622 and $412,769 of salaries and benefits and $135,267 and $109,329 of occupancy and equipment expense for the three-month periods ended June 30, 2003 and 2002, respectively. In addition, $61,978 and $63,418 was incurred for public relations expense and $89,772 and $72,808 was incurred for data processing and ATM expense for the three-month periods ending June 30, 2003 and 2002, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth and the increased costs associated with growth in customer transaction processing due to the resulting increase in our customer base.

        Included in the line item “other expenses” which increased $38,341 or 50.3% between the three-month periods ended June 30, 2003 and 2002 are directors’ fees; charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts. In addition, we began paying fees to our outside directors beginning January 1, 2003.

Comparison of Results of Operations Between the Six Months Ended June 30, 2003 and 2002

        We recognized net income of $400,483 or $.30 per diluted share for the six-month period ended June 30, 2003 compared to $143,478 or $.11 per diluted share for the six-month period ended June 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $2,120,338 and $1,582,967, respectively, for the six months ended June 30, 2003 and 2002, or an increase of 34%. This increase in net interest income reflects the continued growth in the level of earning assets since opening the bank.

        Interest income for the six months ended June 30, 2003 and 2002, respectively, includes $3,037,899 and $2,344,577 on loans; $510,851 and $298,782 on investment securities and $79,903 and $76,131 on federal funds sold and other investments. The average loans and investments for the six months ended June 30, 2003 were $104.8 million and $24.4 million. The average yields on loans and investments for the six months ending June 30, 2003 were 5.8% and 4.2%, respectively. Average loans and investments for the six months ended June 30, 2002 were $69.9 million and $11.6 million, respectively. The average yields on loans and investments for the six months ended June 30, 2002 were 6.71% and 5.15%, respectively. The reduction in the average yields on loans and investments is primarily due to the decreasing interest rate environment during the past three years.

        Interest expense on deposits was $1,437,275 and $1,109,717 for the six months ended June 30, 2003 and 2002, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits. The average balance of deposits was $127.0 million and $81.1 million and the weighted rate on deposits was 2.26% and 2.74% for the six months ended June 30, 2003 and 2002, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the past three years.

        Interest expense on FHLB advances was $71,040 and $26,806 for the six months ended June 30, 2003 and 2002, respectively. This increase is due to the additional borrowings incurred over the past twelve months. The average balance of FHLB advances was $7.6 million and $1.97 million, respectively or a weighted average cost of 1.87% and 2.72%, respectively.

        Our consolidated net interest margin for the six months ended June 30, 2003 and 2002, respectively was 3.02% and 3.55% and our earning assets averaged $140.3 million and $89.2 million. The decrease in the net interest margin is due primarily to the net reduction in the net spread on earning assets resulting from the decreasing interest rate environment during the past three years as the bank’s interest rate risk position is asset-sensitive. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $237,333 and $218,133 for the six months ended June 30, 2003 and 2002, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,399,347 and $976,560 as of June 30, 2003 and 2002, or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the six-month periods ended June 30, 2003 and 2002.

	2003	2002
Balance, beginning of period	$1,163,977	$800,303
Provision charged to operations	237,331	218,133
Loans charged off	(2,161)	(41,876)
Recoveries on loans previously charged off	200	-

Balance, end of period	$1,399,347	$976,560

        There were $8,387 and $6,000 in loans on non-accrual status at June 30, 2003 and 2002, respectively. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There are no loans past due 90 days or more that are still accruing interest at June 30, 2003.

Noninterest Income and Expense

        Non-interest income totaled $707,798 and $351,657 for the six-month periods ended June 30, 2003 and 2002, respectively. The 101% increase in non-interest income primarily resulted from continued increases in service charges collected on deposit accounts as a result of our larger customer base and from mortgage loan fees received from our correspondent bank as a result of home mortgage refinancing activity during the historically low interest rate environment. The increase also resulted from a gain of approximately $93,000 on the sale of the guaranteed portion of an SBA loan.

        We incurred noninterest expense of $1,970,265 and $1,547,713 for the six-month periods ended June 30, 2003 and 2002, respectively. Although total noninterest expense increased $422,552 over the same period in 2002, improved efficiency of banking operations resulted in this category increasing only 27.3% as compared to the same period last year while net interest income and noninterest income recorded much greater percentage increases. These expenses consisted primarily of $1,037,851 and $813,859 of salaries and benefits and $273,622 and $217,331 of occupancy and equipment expense for the six-month periods ended June 30, 2003 and 2002, respectively. In addition, $119,057 and $125,731 was incurred for public relations expense and $174,496 and $130,702 was incurred for data processing and ATM expense for the six-month periods ending June 30, 2003 and 2002, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth and the increased costs associated with growth in customer transaction processing due to the resulting increase in our customer base.

        Included in the line item “other expenses” which increased $61,293 or 39.2% between the six-month periods ended June 30, 2003 and 2002 are charges for directors’ fees; insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts. In addition, we began paying fees to our outside directors beginning January 1, 2003.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

               There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

              None

Item 3.  Defaults Upon Senior Securities

              None

Item 4.  Submission of Matters to a Vote of Security Holders

Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam. The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman. The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr. The terms of the Class II directors will expire at the 2004 Annual Shareholders Meeting and the terms of the Class III directors will expire at the 2005 Annual Shareholders Meeting.

The Class I directors were up for reelection at this year’s annual meeting held on April 22, 2003. Each of the existing Class I directors was reelected at the annual meeting to a three-year term and the election following results were recorded in the company’s minute book from the annual meeting of shareholders. There were 1,001,514 votes cast during the election. All votes were cast for the election of the directors. No votes were withheld and no votes abstained.

There were no other matters voted on by the company’s shareholders at our annual meeting held on April 22, 2003.

Item 5.  Other Information

              None

Item 6. Exhibits and Reports on Form 8-K

              (a)     Exhibits

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the
      Securities and Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

              (b)    Reports on Form 8-K

The Company filed a Form 8-K on April 17, 2003 to report the Company’s earnings press release for the period ended March 31, 2003 which was released on April 16, 2003. During the filing process, the Company’s Certification 906 was mistakenly attached thereto. The Company filed the correct attachments in an amended Form 8-K on April 22, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003

FIRST NATIONAL BANCSHARES, INC. By: /s/ Jerry L. Calvert Jerry L. Calvert President and Chief Executive Officer

Date: August 13, 2003

By: /s/ Kitty B. Payne Kitty B. Payne Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number          Description

31	Certification of President and Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the
                  Securities and Exchange Act of 1934 but is instead furnished as provided by applicable rules of the
Securities and Exchange Commission.