Form 10QSB
period 2003-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2003-11-13
CIK 1095274

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

864-948-9001
(Telephone Number)

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,201,900 shares outstanding on November 1, 2003.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets - As of September 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations - For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002	4
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2003 and 2002	5
Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002	6
Notes to Consolidated Financial Statements	7-9
Item 2. Management's Discussion and Analysis or Plan of Operation	9-15
Item 3. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Changes in Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
(a) Exhibits	16
(b) Reports on Form 8-K	16

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

               Item 1.     Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
Assets

Cash and due from banks	$2,405,136	$8,097,022
Interest-bearing bank balances	4,617,865	5,827,723
Federal funds sold and resale agreements	3,419,000	6,688,000
Securities available for sale	29,526,807	20,559,645
Loans, net of allowance for loan losses of $1,491,311 and $1,163,977, respectively	117,813,600	91,942,506
Premises and equipment, net	4,376,856	4,499,646
Other	4,367,852	1,609,362

Total assets	$166,527,116	$139,223,904

Liabilities and Shareholders' Equity

Liabilities:
Deposits
Noninterest-bearing	$13,119,197	$15,428,255
Interest-bearing	131,334,940	104,290,425

Total deposits	$144,454,137	$119,718,680

FHLB borrowings	9,500,000	7,000,000
Accrued expenses and other liabilities	762,723	961,098

Total liabilities	$154,716,860	$127,679,778

Commitments and contingencies

Shareholders' Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
1,201,900 and 1,201,400 shares issued and outstanding, respectively	12,019	12,014
Additional paid-in capital	11,812,792	11,806,683
Retained earnings/(deficit)	146,063	(486,197)
Accumulated other comprehensive income/(loss)	(160,618)	211,626

Total shareholders' equity	$11,810,256	$11,544,126

Total liabilities and shareholders' equity	$166,527,116	$139,223,904

See accompanying notes to financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest income:
Loans	$1,613,077	$1,382,824	$4,650,975	$3,727,401
Investment securities	266,750	152,354	777,601	451,135
Federal funds sold and other	25,577	52,627	105,481	128,758

Total interest income	1,905,404	1,587,805	5,534,057	4,307,294

Interest expense:
FHLB advances	40,287	13,849	111,328	40,656
Deposits	701,652	621,714	2,138,926	1,731,430

Total interest expense	741,939	635,563	2,250,254	1,772,086

Net interest income	1,163,465	952,242	3,283,803	2,535,208

Provision for loan losses	130,423	152,090	367,755	370,222

Net interest income after provision for loan losses	1,033,042	800,152	2,916,048	2,164,986

Noninterest income:
Mortgage loan fees from correspondent	80,576	40,016	211,445	111,878
Service charges and fees on deposit accounts	216,959	178,169	618,770	411,970
Other	71,125	16,866	246,244	62,860

Total noninterest income	368,660	235,051	1,076,459	586,708

Noninterest expense:
Salaries and employee benefits	546,818	454,780	1,584,669	1,268,639
Professional fees	49,605	27,836	139,406	80,310
Data processing, ATM & internet banking	94,782	80,466	269,279	211,168
Public relations	66,290	59,903	185,348	185,634
Occupancy and equipment expense	138,308	115,369	411,930	332,700
Telephone and supplies	31,852	27,438	89,786	78,842
Other	114,118	84,565	331,622	240,775

Total noninterest expense	1,041,773	850,357	3,012,040	2,398,068

Net income before income taxes	359,929	184,846	980,467	353,626

Income tax provision (benefit)	128,147	(25,300)	348,207	-

Net income	$231,782	$210,146	$632,260	$353,626

Net income per share
Basic	$.19	$.17	$.53	$.29
Diluted	$.17	$.16	$.47	$.27
Weighted average shares outstanding
Basic	1,201,900	1,200,800	1,201,869	1,200,800
Diluted	1,375,941	1,312,129	1,344,553	1,290,402

See accompanying notes to financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2003 and 2002
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income/(Loss)	Equity
Balance, December 31, 2001	$1,200,000	$12,000	$11,791,311	$(1,081,326)	$35,595	$10,757,580

Proceeds from exercise of stock options,
including income tax benefit of $1,187	800	8	9,178	-	-	9,186

Comprehensive income:
Net income	-	-	-	143,478	-	143,478
Change in net unrealized gains
on securities available for sale, net
of income tax of $47,472	-	-	-	-	76,603	76,603

Total comprehensive
income	-	-	-	-	-	220,081

Balance, September 30, 2002	1,200,800	$12,008	$11,800,489	$(937,848)	$112,198	$10,986,847

Balance, December 31, 2002	$1,201,400	$12,014	$11,806,683	$(486,197)	$211,626	$11,544,126

Proceeds from exercise of stock options,
including income tax benefit of $714	500	5	6,109	-	-	6,114

Comprehensive income:
Net income	-	-	-	632,260	-	632,260
Change in net unrealized gains/(losses)
on securities available for sale, net
of income tax of $206,871	-	-	-	-	(372,244)	(372,244)

Total comprehensive
income	-	-	-	-	-	260,016

Balance, September 30, 2003	1,201,900	$12,019	$11,812,792	$146,063	$(160,618)	$11,810,256

See accompanying notes to financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2003 and 2002
(unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$632,260	$353,626
Adjustments to reconcile net income to cash provided by
operating activities:
Provision for loan losses	367,755	370,222
Depreciation	181,466	172,428
Premium amortization, net	141,490	18,932
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(133,490)	(358,892)
Accrued expenses and other liabilities	9,210	132,150

Net cash provided by operating activities	1,198,691	688,466

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	14,844,384	5,090,287
Purchases of securities available for sale	(24,532,151)	(4,552,746)
Loan originations, net of principal collections	(26,238,849)	(26,065,642)
Proceeds from sale of foreclosed property	-	43,995
Purchase of bank-owned life insurance	(2,500,000)	-
Net purchases of premises and equipment	(58,676)	(94,907)
Purchase of FHLB and other stock	(125,000)	(153,100)

Net cash used in investing activities	(38,610,292)	(25,732,113)

Cash flows from financing activities:
Increase in FHLB advances	4,500,000	2,000,000
Repayment of FHLB advances
	(2,000,000)	-
Proceeds from exercise of employee stock options
	5,400	8,000
Net increase in deposits	24,735,457	33,131,784

Net cash provided by financing activities	27,240,857	35,139,784

Net increase in cash and cash equivalents	10,170,744	10,096,137

Cash and cash equivalents, beginning of period	20,612,745	1,310,844

Cash and cash equivalents, end of period	$10,442,001	$11,406,981

See accompanying notes to financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2003

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

Statement of Cash Flows

        In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold and resale agreements.” Cash paid for interest during the nine months ended September 30, 2003 and 2002 totaled $2,262,780 and $1,398,775, respectively. Cash paid for income taxes during the nine months ended September 30, 2003 and 2002 totaled $294,182 and $9,000, respectively. Non-cash investing activities for the nine months ended September 30, 2003 and 2002 included $372,244 of unrealized losses and $196,654 of unrealized gains on available for sale securities, net of income tax, respectively.

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

Basis of Presentation

        The accompanying consolidated financial statements include all accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements at September 30, 2003 and for the three and nine-month periods ending September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2002 as filed with the Securities and Exchange Commission.

Earnings Per Share

        The following is a reconciliation of the denominators of the basic and diluted per share computations for net income for the three-month and nine-month periods ended September 30, 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	BASIC	DILUTED	BASIC	DILUTED

Net income	$231,782	$231,782	$632,260	$632,260

Weighted average shares outstanding	1,201,900	1,201,900	1,201,869	1,201,869
Effect of dilutive securities:
Stock options & warrants	-	174,041	-	142,684

	1,201,900	1,375,941	1,201,869	1,344,553

Per-share amount	$0.19	$0.17	$.53	$47

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	BASIC	DILUTED	BASIC	DILUTED

Net income	$210,146	$210,146	$353,626	$353,626

Weighted average shares outstanding	1,200,800	1,200,800	1,200,800	1,200,800
Effect of dilutive securities:
Stock options & warrants	-	111,329	-	89,602

	1,200,800	1,312,129	1,200,800	1,290,402

Per-share amount	$0.17	$0.16	$.29	$.27

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

        The weighted average fair value per share of options granted in the nine-month periods ended September 30, 2003 and 2002 amounted to $1.61 and $1.60, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 6.0%, risk-free interest rate of 1.25% and 1.50% for 2003 and 2002, respectively and expected lives of the options of seven years in all periods presented.

        During the nine-month period ended September 30, 2003, we granted 9,000 employee stock options at exercise prices ranging from $14.25 to $15.00. These options vest over a five-year period and expire during 2013. There were no cash dividends in any periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income - as reported	$231,782	$210,146	$632,260	$353,626

Net income - pro forma	188,691	144,146	459,897	155,626

Basic income per share

As reported	.19	.17	.53	.29

Pro forma	.16	.12	.38	.13

Fully diluted income per share

As reported	.17	.16	.47	.27

Pro forma	.14	.11	.34	.12

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

        The following is a discussion of our financial condition as of and for the three-month and nine-month periods ended September 30, 2003 and 2002. These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

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

Critical Accounting Policies

        We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

        We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectibility of the credit. Significant, individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation. Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity. Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced. However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

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

Financial Condition

        Total assets at September 30, 2003 of $166.5 million increased 19.6% over total assets of $139.2 million at December 31, 2002 and consisted principally of loans, net of loan loss allowance, of $117.8 million; federal funds sold and resale agreements of $3.4 million; securities available for sale of $29.5 million; and property, at cost less accumulated depreciation, of $4.4 million. At September 30, 2003, the bank’s loan portfolio consisted primarily of $74.0 million of commercial real estate loans, $17.9 million of commercial business loans, and $27.4 million of consumer and home equity loans. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired. Other assets increased 171.4% over the balance of $1.6 million at December 31, 2002, primarily due to the purchase of $2.5 million in bank-owned life insurance contracts.

        Our liabilities at September 30, 2003 were $154.7 million, an increase of 21.1% over liabilities at December 31, 2002 of $127.7 million, and consisted principally of deposits of $144.5 million. The $144.5 million in deposits consisted primarily of $98.3 million in certificates of deposit, $15.1 million of money market and savings accounts and $31.1 million in checking accounts. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities and stock and fixed income mutual funds. We believe that conditions in the past several years have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

        We have advanced $2.5 million net on our available borrowings from the Federal Home Loan Bank of Atlanta since December 31, 2002 to fund loan commitments and to minimize our overall interest rate risk position.

        Total shareholders’ equity increased from $11.5 million at December 31, 2002 to $11.8 million at September 30, 2003, primarily due to the net income for the period, net of the increase in the unrealized loss on securities available for sale. We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

        At September 30, 2003, through the operations of our bank, we had issued commitments to extend credit of $33.9 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled approximately $56,000 at September 30, 2003. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

        The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $5,000,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 83% at September 30, 2003 as compared to 78% at December 31, 2002.

        We believe that the bank’s existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

        We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be “well-capitalized”. The following table sets forth our bank’s various capital ratios at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002	Minimum to be well-capitalized

Total risk-based capital	10.32%	11.93%	10.00%

Tier 1 risk-based capital	9.07%	10.70%	6.00%

Leverage capital	6.68%	7.95%	5.00%

        Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of September 30, 2003, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended September 30, 2003 and 2002

        We recognized net income of $231,782, or $.17 per diluted share, for the three-month period ended September 30, 2003 compared to a net income of $210,146, or $.16 per diluted share, for the three-month period ended September 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $1,163,465 and $952,242, respectively, for the three months ended September 30, 2003 and 2002, or an increase of 22%. This increase in net interest income reflects the continued growth in the level of earning assets and a continued reduction in the bank’s cost of funds due to continued repricing of time deposit accounts at lower interest rates.

        Interest income of $1,905,404 and $1,587,805 for the three months ended September 30, 2003 and 2002, respectively, includes $1,613,077 and $1,382,824 on loans; $266,750 and $152,354 on investment securities, and $25,577 and $52,627 on federal funds sold.

        Average loans and investments for the three months ended September 30, 2003 were $116.7 million and $30.0 million, respectively. The average loans and investments for the three months ended September 30, 2002 were $83.5 million and $12.0 million. The average yields on loans and investments for the three months ended September 30, 2003 were 5.5% and 3.6%, respectively. The average yields on loans and investments for the three months ended

September 30, 2002 were 6.6% and 5.1%, respectively. The reduction in the average yields on loans and investments is primarily due to the effects of the decreasing interest rate environment during the past three years.

        Interest expense on deposits was $701,652 and $621,714 for the three months ended September 30, 2003 and 2002, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits over the past twelve months. The average balance of deposits was $140.6 million and $98.0 million and the weighted rate on deposits was 2.1% and 2.5% for the three months ended September 30, 2003 and 2002, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the past three years.

        Interest expense on FHLB advances was $40,287 and $13,849 for the three months ended September 30, 2003 and 2002, respectively. This increase is due to the additional borrowings incurred over the past twelve months. The average balance of FHLB advances was $9.1 million and $2.0 million, respectively, or a weighted average cost of 1.77% and 2.77%, respectively.

        Our consolidated net interest margin for the three months ended September 30, 2003 and 2002 was 3.03% and 3.60%, respectively and our earning assets averaged $153.3 million and $105.7 million, respectively. The decrease in the net interest margin is due primarily to the net reduction in the net spread on earning assets resulting from the decreasing interest rate environment during the past three years as the bank’s interest rate risk position is asset-sensitive. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $130,423 and $152,090 for the three months ended September 30, 2003 and 2002, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,491,311 and $1,163,977 as of September 30, 2003 and December 31, 2002, or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the three-month periods ended September 30, 2003 and 2002.

	2003	2002

Balance, beginning of period	$1,399,347	$976,560
Provision charged to operations	130,423	152,090
Loans charged off	(38,459)	(6,759)
Recoveries on loans previously charged off	-	-

Balance, end of period	$1,491,311	$1,122,891

        During the third quarter of 2003 and 2002, we charged off approximately $38,000 and $6,800 in balances that were deemed to be uncollectible. The majority of the amounts charged off were balances on commercial business loans.

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

        There were approximately $251,000 in loans on nonaccrual status at September 30, 2003. There were no nonaccrual loans or loans past due 90 days or more that were still accruing interest at September 30, 2002.

Noninterest Income and Expense

        Non-interest income totaled $368,660 and $235,051 for the three-month periods ended September 30, 2003 and 2002, respectively. The 57% increase in non-interest income primarily resulted from continued increases in service charges collected on deposit accounts as a result of our larger customer base and from mortgage loan fees received from our correspondent bank as a result of home mortgage refinancing activity during the historically low interest rate environment. Other non-interest income was also generated from loan service charges and fees and earnings on bank-owned life insurance contracts purchased in May 2003.

        We incurred noninterest expense of $1,041,773 and $850,357 for the three-month periods ended September 30, 2003 and 2002, respectively. These expenses consisted primarily of $546,818 and $454,780 of salaries and benefits and $138,308 and $115,369 of occupancy and equipment expense for the three-month periods ended September 30, 2003 and 2002, respectively. In addition, $66,290 and $59,903 was incurred for public relations expense and $94,782 and $80,466 was incurred for data processing, ATM and internet banking expense for the three-month periods ended September 30, 2003 and 2002, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

        Included in the line item “other expenses” which increased $29,553 or 35% between the three-month periods ended September 30, 2003 and 2002 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts. In addition, we began paying fees to our outside directors beginning January 1, 2003.

Income Tax Benefit

        Our effective tax rate was 35.6% for the three-month period ended September 30, 2003. We recorded an income tax benefit of $25,300 during the three-month period ended September 30, 2002 to adjust the effective income tax rate for the year to zero. We accrued current income tax expense on a monthly basis during 2002 which was completely offset by the reversal of the valuation allowance on the deferred tax asset during 2002.

Comparison of Results of Operations Between the Nine Months Ended September 30, 2003 and 2002

        We recognized net income of $632,260, or $.47 per diluted share, for the nine-month period ended September 30, 2003 compared to a net income of $353,626, or $.27 per diluted share for, the nine-month period ended September 30, 2002.

Net Interest Income

        Net interest income, the largest component of our income, was $3,283,803 and $2,535,208, respectively, for the nine months ended September 30, 2003 and 2002, or an increase of 30%. This increase in net interest income reflects the continued growth in the level of earning assets since opening the bank.

        Interest income of $5,534,057 and $4,307,294 for the nine months ended September 30, 2003 and 2002, respectively, includes $4,650,975 and $3,727,401 on loans; $777,601 and $451,135 on investment securities, and $105,481 and $128,758 on federal funds sold. Average loans and investments for the nine months ended September 30, 2003 were $108.8 million and $26.3 million, respectively. The average loans and investments for the nine months ended September 30, 2002 were $74.5 million and $11.7 million. The average yields on loans and investments for the nine months ended September 30, 2003 were 5.7% and 3.9%, respectively. The average yields on loans and investments for the nine months ending September 30, 2002 were 6.7% and 5.1%, respectively. The reduction in the average yields on loans and investments is primarily due to the effects of the decreasing interest rate environment during the past three years.

        Interest expense on deposits was $2,138,926 and $1,731,430 for the nine months ended September 30, 2003 and 2002, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits. The average balance of deposits was $131.6 million and $86.8 million and the weighted rate on deposits was 2.2% and 2.7% for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the last three years.

        Interest expense on FHLB advances was $111,328 and $40,656 for the nine months ended September 30, 2003 and 2002, respectively. This increase is due to the additional borrowings incurred over the past twelve months. The average balance of FHLB advances was $8.1 million and $2.0 million, respectively or a weighted average cost of 1.83% and 2.7%, respectively.

        Our consolidated net interest margin for the nine months ended September 30, 2003 and 2002, respectively was 3.03% and 3.57% and our earning assets averaged $144.7 million and $94.7 million. The decrease in the net interest margin is due primarily to the net reduction in the net spread on earning assets resulting from the decreasing interest rate environment during the past three years as the bank’s interest rate risk position is asset-sensitive. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $367,755 and $370,222 for the nine months ended September 30, 2003 and 2002, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,491,311 and $1,163,977 as of September 30, 2003 and December 31, 2002, or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the nine-month periods ended September 30, 2003 and 2002.

	2003	2002

Balance, beginning of period	$1,163,977	$800,303
Provision charged to operations	367,755	370,222
Loans charged off	(40,621)	(47,634)
Recoveries on loans previously charged off	200	-

Balance, end of period	$1,491,311	$1,122,891

        During the nine-month periods ended September 30, 2003 and 2002, we charged off approximately $41,000 and $48,000 respectively in balances that were deemed to be uncollectible. The majority of the amounts charged off were balances on commercial business loans.

        Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There were approximately $251,000 in loans on nonaccrual status at September 30, 2003. There were no nonaccrual loans past due 90 days or more that were still accruing interest at September 30, 2002.

Noninterest Income and Expense

        Non-interest income totaled $1,076,459 and $586,708 for the nine-month periods ended September 30, 2003 and 2002, respectively. The 83% increase in non-interest income primarily resulted from continued increases in service charges collected on deposit accounts as a result of our larger customer base and from mortgage loan fees received from our correspondent bank as a result of home mortgage refinancing activity during the historically low interest rate environment. Other non-interest income was also generated from loan service charges and fees and earnings on bank-

owned life insurance contracts purchased in May 2003. The increase also resulted from other non-interest income of approximately $93,000 on the sale of the guaranteed portion of an SBA loan during the period.

        We incurred noninterest expense of $3,012,040 and $2,398,068 for the nine-month periods ended September 30, 2003 and 2002, respectively. These expenses consisted primarily of $1,584,669 and $1,268,639 of salaries and benefits and $411,930 and $332,700 of occupancy and equipment expense for the nine-month periods ended September 30, 2003 and 2002, respectively. In addition, $185,348 and $185,634 was incurred for public relations expense and $269,279 and $211,168 was incurred for data processing, ATM and internet banking expense for the nine-month periods ended September 30, 2003 and 2002, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, and the increased costs associated with growth in customer transaction processing due to the resulting increase in our customer base

        Included in the line item “other expenses” which increased $90,847, or 38%, between the nine-month periods ended September 30, 2003 and 2002 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts. In addition, we began paying fees to our outside directors beginning January 1, 2003.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on July 15, 2003 to report the Company’s earnings press release for the period ended June 30, 2003 which was released on July 10, 2003.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: November 13, 2003	By: /s/ Jerry L. Calvert Jerry L. Calvert Chief Executive Officer

Date: November 13, 2003	By: /s/ Kitty B. Payne Kitty B. Payne Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number              Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.