Form 10QSB/A
period 2003-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2003-12-05
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

EXPLANATORY NOTE

        This 10-QSB/A for the period ended September 30, 2003 is being filed to correct the cover page, which was inadvertently edgarized as June 30, 2003. No other changes have been made to the original 10-QSB for the period ended September 30, 2003, filed on November 13, 2003.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: December 5, 2003	By: /s/ Jerry L. Calvert Jerry L. Calvert Chief Executive Officer

Date: December 5, 2003	By: /s/ Kitty B. Payne Kitty B. Payne Chief Financial Officer