Form 10KSB
period 2003-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2004-03-30
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

or

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 333-87503

First National Bancshares, Inc.
(Name of Small Business Issuer in Its Charter)

South Carolina	58-2466370
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

215 N. Pine St.
Spartanburg, South Carolina	29302
(Address of Principal Executive Offices)	(Zip Code)

        864-948-9001
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues (total interest income plus noninterest income) for its most recent fiscal year were $8,973,678. As of March 1, 2004, 1,801,846 shares of Common Stock were issued and outstanding.

        The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2004 was $16,977,984. This calculation is computed by reference to the closing price of our common stock as reported on the OTC Electronic Bulletin Board on March 1, 2004, of $16.00 per share after adjustment for the 3 for 2 stock split payable March 1, 2004, which was the price of the last trade of which management is aware prior to this date.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE
Company's 2003 Annual Report	Part II
Company's Proxy Statement for the
2004 Annual Shareholders Meeting	Part III

Item 1.  Description of Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        First National Bancshares, Inc. was incorporated on July 14, 1999 in South Carolina for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina. During 2002, we adopted a resolution changing the bank’s legal name to First National Bank of the South which continues to do business in Spartanburg County as First National Bank of Spartanburg.

        On November 10, 1999, we commenced our initial public offering and completed the sale of 1,200,000 shares of our common stock at $10 per share on February 10, 2000. The offering raised approximately $11,800,000 net of sales expenses and commissions. These figures do not reflect the 3 for 2 stock split approved by our board of directors on January 20, 2004 and payable March 1, 2004.

        On December 19, 2003, we formed FNSC Capital Trust I, a statutory trust, for the purpose of issuing and selling floating rate securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities.

        We used $11 million of the proceeds from our initial public offering to capitalize the bank which opened for business on March 27, 2000 in a temporary location at 451 E. St. John St. that was also the headquarters of the holding company. The bank opened its second full-service banking office at 2680 Reidville Road in Spartanburg on July 14, 2000 and opened its third full-service office at 3090 Boiling Springs Road in Boiling Springs on August 24, 2001. We completed the construction of our permanent main office at 215 N. Pine St. and moved our headquarters and a full-service banking office to this location on February 5, 2001. In August 2002, we announced the formation of a strategic alliance with Colonial Trust Company to offer trust and investment management services. Colonial is the oldest private trust company in South Carolina and has offices in Spartanburg and Greenville. On March 15, 2004, we announced the formation of a small business lending division based in Greenville, South Carolina. The division operates under the name First National Business Capital.

Marketing Focus

        The bank has positioned itself as a locally-owned and operated bank organized to serve consumers and small-to mid-size businesses and professional concerns. Because there are few locally owned banks left in Spartanburg, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop First National’s image as a local bank with an individual focus, we are actively leveraging our community-oriented board of directors, convenient branch locations, and local services and decision making to attract and retain customers.

Banking Services

        The bank is primarily engaged in the business of accepting demand and time deposits and providing commercial, consumer and mortgage loans to the general public. Deposits of the bank are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”). Other services which the bank offers include safe deposit boxes, bank official checks, traveler’s checks, and wire transfer capabilities. The bank activated its website and its remote internet banking product, First National Online, on February 20, 2001 and launched its internet-based commercial cash management product in October 2001. The bank also offers trust and investment management services through Colonial Trust Company.

Location and Service Area

        Spartanburg County has a growing and dynamic economic environment that we believe will support the bank. It is South Carolina’s fourth most populous county with over 247,000 residents. The county and surrounding area are home to several large manufacturing concerns, including BMW, Springs Industries, Michelin Tire Company, Advantica, Milliken & Company, and Spartanburg Regional Medical Center, which support a stable business foundation and a skilled labor force. The presence of companies like these has resulted in Spartanburg County having the highest per capita international investment of any area in the United States in 1995.

        Our primary service area consists of Spartanburg County, South Carolina, with a focus on the ten mile radius of our main office and our branch office at 2680 Reidville Road. Our main office is located at 215 N. Pine St. in downtown Spartanburg and provides excellent visibility for the bank. We opened our second branch office on the west side of Spartanburg on July 14, 2000 and we opened our third branch office at 3090 Boiling Springs Road in the rapidly growing northern part of Spartanburg County on August 24, 2001. We opened an office in Greenville in March 2004, to offer primarily lending products through the US Small Business Administration’s various loan programs. Our anticipated expansion plans include opening additional branches strategically located within our service area to extend the market reach of our bank while increasing our personal service delivery capabilities to all of our customers. We plan to take advantage of existing contacts and relationships with individuals and companies in this area to more effectively market the services of the bank.

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

Lending Activities

        General. We emphasize a range of lending services, including real estate, commercial, and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank’s market area. We intend to originate quality, profitable loans which will benefit the area’s economy and promote the growth of the bank. Management has focused on maintaining a quality loan portfolio and accepting only those credit risks which meet the bank’s underwriting standards.

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

        Real estate loans are subject to the same general risks as other loans. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank’s borrowers. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require personal guarantees of the principal owners of the property backed with a review of the personal financial statements of the principal owners.

        The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. The bank currently originates most residential real estate loans through a correspondent bank and is therefore not subject to interest rate and credit risk on these loans.

        Commercial Loans. We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term, secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable or inventory, and/or personal guarantees of the principals of the business. We also make small business loans utilizing government enhancements such as the Small Business Administration (“SBA”)‘s 7(a) and SBA’s 504 programs. These loans are typically partially guaranteed by the government, which may help to reduce our risk. Government guarantees of SBA loans do not exceed 80% of the loan value and will generally be less.

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

        Underwriting Procedures, Collateral and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

o	Character – we determine that the borrower has sound character and integrity by examining the borrower’s history.
o	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
o	Collateral – we determine that the collateral is adequate from the standpoint of quality, marketability, value and income potential.
o	Capacity – we evaluate the borrower’s ability to service the debt.
o	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

        Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment. Agricultural loans carry the risk of crop failure, which adversely impacts both the borrower’s ability to repay the loan and the value of the collateral.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the executive management loan committee or the directors’ loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank. We adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in our residential mortgage loan review process, but may choose to alter this policy in the future. We currently originate most of our residential mortgage loans through a correspondent bank.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, we are subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits increase or decrease as our capital increases or decreases. During 2003, our regulatory capital increased by approximately 35%, primarily due to the issuance of $3 million in trust preferred securities on December 19, 2003.

        Based upon the current total regulatory capital of the bank, we have a legal lending limit of approximately $2,500,000. We actively engage in selling participations in our loans to other financial institutions in order to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits. We compete for real estate loans with a number of competitors which are well-established in the Spartanburg County area and have substantially greater resources and lending limits. As a result, we occasionally must charge a lower interest rate to attract borrowers.

Other Banking Services

        We offer other banking services including drive-up ATM’s, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds, and banking by telephone. We activated our website and First National Online, our internet banking product, on February 20, 2001. In addition, we introduced our internet-based commercial cash management product in October of 2001.

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

Market Share

        As of June 30, 2003, total deposits in our primary service area were $2.51 billion, which represented a 3.6% deposit growth rate from 2002. Our market share as of this date was 5.6%, an increase of 44% over our market share in 2002 of 3.90%. Our initial plans are to grow our deposit base to $200 million by 2005. Of course, we cannot be sure that these deposit growth rates will continue, or that we will accomplish this objective.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2001

        In October 2001, the USA PATRIOT Act of 2001 (“the PATRIOT Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        On May 9, 2003, the United States Treasury Department, the Financial Crimes Enforcement Network and the federal financial regulators announced final regulations implementing customer identification and verification requirements under Section 326 of the PATRIOT Act. The regulations require that financial institutions develop a Customer Identification Program (CIP) by October 1, 2003 that implements reasonable procedures to: (1) collect identifying information about customers opening an account; (2) verify that the customers are who they say they are; (3) maintain records of the information used to verify their identity; and (4) determine whether the customer appears on any list of suspected terrorists or terrorist organizations.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

o	Allows check truncation without making it mandatory;

o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the

Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in “First National Bank of Spartanburg – Dividends.” Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to the bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First National Bank of the South

        Our bank, First National Bank of the South, operates three offices in Spartanburg County under the name First National Bank of Spartanburg as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. First National Bank of the South also operates a small business lending division through a loan production office in Greenville County. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

        The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency will also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

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

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board thirty days’ prior notice of the appointment of any senior executive officer or director. Within the 30-day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either we or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        On December 19, 2003, FNSC Capital Trust I, (the “Trust”) a subsidiary of our bank holding company, was formed to issue $3 million in floating rate trust securities. Under the provisions of FASB Interpretation No. 46 (“FIN 46”), we were allowed to consolidate the Trust in our consolidated financial statements as of December 31, 2003. However, FIN 46 requires us to deconsolidate the Trust from our consolidated financial statements during 2004.

        Currently, the trust preferred securities satisfy the criteria of the Federal Reserve Board authorizing the use of such instruments as Tier 1 capital for bank holding companies. However, as a result of this change in the accounting treatment for statutory trusts, the Federal Reserve is reconsidering the capital treatment of the trust preferred securities. We believe that the likely results of this process will be: (1) in light of the estimated $70 billion or more of trust preferred securities outstanding, existing trust preferred securities will be grandfathered, either permanently or with a phase out over several years, (2) new trust preferred securities issues will be treated as Tier 1 capital, but only as a type of Tier 2 capital, with the exact amounts includable as various Tier 2 categories to be determined, and (3) new trust preferred issues for smaller institutions or holding companies that are not internationally active may be granted Tier 1 status on a case-by-case basis using more rigorous financial analysis by the Federal Reserve and limited to a maximum of 15% or less of Tier 1 capital. If we are not able to include the trust preferred securities as Tier 1 capital for our bank holding company, we would be more likely to redeem the trust preferred securties or dissolve the trust.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2003, we qualified as “well capitalized.”

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well-capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Location and Service Area

        We conduct a general commercial and retail banking business, emphasizing the needs of individuals and small- to medium-sized businesses. We operate our banking business through our bank, First National Bank of the South. Our main office is located at 215 N. Pine Street in Spartanburg, South Carolina. We also operate two additional full-service branch offices in Spartanburg County and a loan production office in Greenville County. We primarily serve Spartanburg, South Carolina and the surrounding area.

Competition

        The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Spartanburg County area and elsewhere. As of June 30, 2003, there were 16 depository institutions operating in Spartanburg County. Some of these competitors have been in business for a long time and have already established their customer base and name recognition. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in the market. Nevertheless, a number of these competitors have greater financial and personnel resources than we may have. Most of them offer services such as extensive and established branch networks that we do not currently provide. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

        As of March 1, 2004, we had 43 employees, of which 36 were full time. These employees provide the majority of their services to our bank.

Item 2.  Description of Property

        Since February 5, 2001, the principal place of business of both the company and the bank has been located at 215 N. Pine Street, Spartanburg, South Carolina 29302, one block north of the intersection of Main Street and Pine Street in downtown Spartanburg. We own the approximately 2.0 acre site and the 15,000 square foot building with four drive-through banking stations and an automated teller machine. We had previously operated our headquarters and a full-service branch in a temporary facility across the street from our new main office facility at 451 E. St. John Street, Spartanburg, South Carolina 29302.

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

        We opened a loan production office on March 15, 2004 at 1204-A E. Washington Street in Greenville County. We lease 1,387 square feet of space in an existing office building under a two-year term expiring on February 28, 2006.

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

Item 5.  Market for Common Equity and Related Stockholder Matters.

        Our stock is quoted under the symbol “FNSC” on the OTC Bulletin Board. Trading and quotations of the common stock have been limited and sporadic. The ranges of prices known to management at which shares of stock have been traded during 2003 are $14.25 to $19.00 (not adjusted for the 3 for 2 stock split payable March 1, 2004). As of March 1, 2004, there were 392 shareholders of record.

        All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the board of directors. Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the Office of the Comptroller of the Currency and are payable only from the undivided profits of our bank. We currently intend to retain earnings to support operations and finance expansion and therefore, we do not anticipate paying cash dividends in the foreseeable future.

        The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated. The prices shown reflect historical activity and have not been adjusted to reflect the 3 for 2 stock split payable March 1, 2004.

	2003		2002
	High	Low	High	Low

First Quarter	$ 15.75	14.25	$ 13.00	10.75
Second Quarter	17.00	14.65	14.00	11.00
Third Quarter	17.75	16.90	15.00	13.00
Fourth Quarter	19.00	17.50	15.25	14.00

        The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.   Management’s Discussion and Analysis of Results of Operation

        In response to this Item, the information contained on pages 4 through 17 of our Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.  Financial Statements

        In response to this Item, the information contained on pages 18 through 42 of our Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On February 20, 2002, we replaced the firm of Crisp Hughes Evans, LLP with Elliott Davis, LLC as our independent auditors. The decision to replace Crisp Hughes Evans, LLP was recommended by our audit committee and authorized by our board of directors.

        The reports of Crisp Hughes Evans, LLP on the Company’s financial statements for the fiscal years ending December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2001 and December 31, 2000, and during any subsequent interim period preceding the dismissal of Crisp Hughes Evans, LLP, there were no disagreements with Crisp Hughes Evans, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Crisp Hughes Evans, LLP, would have caused Crisp Hughes Evans, LLP to make reference to the matter in their report.

        During the fiscal years ended December 31, 2001 and December 31, 2000, and during any subsequent interim period preceding the replacement of Crisp Hughes Evans, LLP, there were no “reportable events” to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B.

        We requested Crisp Hughes Evans, LLP to furnish a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 22, 2002, is filed as Exhibit 16.1 to the Report on Form 8-K filed with the SEC on February 26, 2002.

        On February 21, 2002, we engaged Elliott Davis, LLC as our independent auditors for the fiscal year ended December 31, 2002, to audit the Company’s financial statements. During the fiscal year ended December 31, 2001, and the subsequent interim period preceding the engagement of Elliott Davis, LLC, we did not consult Elliott Davis, LLC on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 8A.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003. There have been no changes in the disclosure controls and procedures during the fourth quarter ending December 31, 2003.

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

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, additional information is contained on page 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 incorporated herein by reference.

        We have adopted a Code of Ethics that applies to our directors, executive officers (including our principal executive officer and principal financial officer) and employees in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Ms. Kitty B. Payne at our corporate offices to obtain a copy.

Item 10.  Executive Compensation

        In response to this Item, the information contained on page 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 is incorporated herein by reference.

Item 11.  Executive Security Ownership of Certain Beneficial Owners and Management

        In response to this Item, additional information is contained on page 9 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 incorporated herein by reference.

        The following table sets forth equity compensation plan information at December 31, 2003. This table is adjusted for the 3 for 2 stock split payable March 1, 2004.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights (a)	warrants and rights (b)	reflected in column(a))

Equity compensation
plans approved by
security holders (1)	172,500	$ 7.23	94,650

Equity compensation
plans not approved	470,000	$ 6.67	-
by security holders (2)

Total	642,500	$ 6.82	94,650

(1)	We have the right to increase the number of shares of common stock available under the 2000 First National Bancshares, Inc. Stock Incentive Plan each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2)	Each of our organizers has received, for no additional consideration, a warrant to purchase two shares of common stock for $10.00 per share ($6.67 per share after the adjustment for the 3 for 2 stock split payable March 1, 2004) for every three shares purchased during our initial public offering. The warrants are represented by separate warrant agreements. One-fifth of the warrants vest on each of the first five anniversaries of the completion of the offering, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 12.  Certain Relationships and Related Transactions

        In response to this Item, the information contained on page 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2004 is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1.	See Exhibits 3.1 and 3.2 for provisions in First National Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1.	Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2.	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3.	First National Bancshares, Inc. 2000 Stock Incentive Plan.

10.4	Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

13	Company 2003 Annual Report.

21	Subsidiaries of the Company.

23.1	Opinion of Dixon Hughes PLLC (formerly known as Crisp Hughes Evans, LLP).

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32	Section 1350 Certifications. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

The exhibits listed above will be furnished to any security holder upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina 29304. The Registrant will charge a fee of $.25 per page for photocopying such exhibit.

(b)          Reports on Form 8-K

              We filed a Form 8-K on October 10, 2003 to disclose the contents of a press release that we issued announcing our financial results for the third quarter ended September 30, 2003.

              We filed a Form 8-K on December 23, 2003 to disclose that we issued $3.0 million in floating rate trust preferred securities through The Bankers Bank and Bankers Banc Capital Corporation as placement agents.

Item 14.  Principal Accountant Fees and Services

        In response to this Item, the information contained on page 12 of our proxy statement for the Annual Meeting of Shareholders to be held on April 20, 2004 is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: March 30, 2004	By: /s/ Jerry L. Calvert Jerry L. Calvert President and Chief Executive Officer

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

Signature	Title	Date

/s/ C. Dan Adams C. Dan Adams	Director	March 30, 2004

/s/ Mellnee G. Buchheit Mellnee G. Buchheit	Director	March 30, 2004

/s/ Jerry L. Calvert Jerry L. Calvert	Director President, Chief Executive Officer	March 30, 2004

/s/ Martha Cloud Chapman Martha Cloud Chapman	Director	March 30, 2004

/s/ W. Russel Floyd, Jr. W. Russel Floyd, Jr.	Director	March 30, 2004

/s/ C. Tyrone Gilmore, Sr. C. Tyrone Gilmore, Sr.	Director	March 30, 2004

/s/ Gaines W. Hammond, Jr., MD Gaines W. Hammond, Jr., MD	Director	March 30, 2004

/s/ Benjamin R. Hines Benjamin R. Hines	Director	March 30, 2004

/s/ William A. Hudson William A. Hudson	Director	March 30, 2004

/s/ Kitty B. Payne Kitty B. Payne	Chief Financial Officer, Principal Financial and Accounting Officer	March 30, 2004

/s/ Norman F. Pulliam Norman F. Pulliam	Director, Chairman of the Board	March 30, 2004

/s/ Peter E. Weisman Peter E. Weisman	Director	March 30, 2004

/s/ Donald B. Wildman Donald B. Wildman	Director	March 30, 2004

/s/ Coleman L. Young, Jr. Coleman L. Young, Jr.	Director	March 30, 2004

INDEX TO EXHIBITS

Exhibit
Number           Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1.	See Exhibits 3.1 and 3.2 for provisions in First National Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1.	Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2.	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.3.	First National Bancshares, Inc. 2000 Stock Incentive Plan.

10.4	Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

13	Company 2003 Annual Report.

21	Subsidiaries of the Company.

23.1	Opinion of Dixon Hughes PLLC (formerly known as Crisp Hughes Evans, LLP).

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32	Section 1350 Certifications. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.