Form 10KSB/A
period 2002-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2004-04-02
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/Amendment No. 1

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

EXPLANATORY NOTE

        This 10-KSB/A is being filed to attach a manually executed report of the accountants for the year ended December 31, 2001 which was inadvertently not filed as part of Exhibit 13 to the original Form 10-KSB for the period ended December 31, 2002. No other changes have been made to the original 10-KSB for the period ended December 31, 2002.

        On January 20, 2004, our board of directors approved a 3 for 2 split of the 1,201,900 shares of stock outstanding on February 28, 2004 which was distributed on or about March 1, 2004. Selected restated financial data for the years ending December 31, 2002 and 2001 are presented below.

	2002	2001

Weighted Average Shares Outstanding
Basic	1,800,780	1,800,000
Diluted	1,954,970	1,800,000
Net Income per Share for the Year
Basic	$0.33	$0.11
Diluted	$0.30	$0.11

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: April 2, 2004	By: /s/ Jerry L. Calvert Jerry L. Calvert President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following in the capacities and on the dates indicated.

Signature	Title	Date

* C. Dan Adams	Director

* Mellnee G. Buchheit	Director

/s/ Jerry L. Calvert Jerry L. Calvert	Director President, Chief Executive Officer	April 2, 2004

* Martha Cloud Chapman	Director

* W. Russel Floyd, Jr.	Director

* C. Tyrone Gilmore, Sr.	Director

* Gaines W. Hammond, Jr., MD	Director

* Benjamin R. Hines	Director

* William A. Hudson	Director

* Kitty B. Payne	Chief Financial Officer, Principal Financial and Accounting Officer

* Norman F. Pulliam	Director, Chairman of the Board

* Peter E. Weisman	Director

* Donald B. Wildman	Director

* Coleman L. Young, Jr.	Director

/s/ Jerry L. Calvert Jerry L. Calvert	As Attorney-in-Fact	April 2, 2004

INDEX TO EXHIBITS

Exhibit
Number           Description

13	Independent Auditor's Report included in the 2002 Annual Report

5