Form 10QSB
period 2004-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2004-05-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 000-30523

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,802,846 shares of common stock, $0.01 par value per share, were outstanding as of May 1, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Cash and due from banks	$2,600,681	$3,003,015
Interest bearing bank balances	351,732	534,405
Federal funds sold and resale agreements	2,196,000	3,157,000
Securities available for sale	32,063,211	36,173,822
Loans, net of allowance for loan losses of $1,798,661 & $1,630,488, respectively	142,094,081	128,790,497
Premises and equipment, net	4,383,393	4,380,454
Other	4,766,233	4,530,821

Total assets	$188,455,331	$180,570,014

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing	$16,388,903	$13,344,911
Interest-bearing	146,189,069	141,388,110

Total deposits	$162,577,972	$154,733,021

Federal Home Loan Bank advances	9,500,000	9,500,000
Debt associated with trust preferred securities	3,000,000	3,000,000
Accrued expenses and other liabilities	616,328	1,108,497

Total liabilities	$175,694,300	$168,341,518

Commitments and contingencies
Shareholders' Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
1,802,846 and 1,802,850 shares issued and outstanding, respectively	18,028	18,028
Additional paid-in capital	11,811,223	11,809,783
Retained earnings	744,561	429,529
Accumulated other comprehensive income (loss)	187,219	(28,844)

Total shareholders' equity	$12,761,031	$12,228,496

Total liabilities and shareholders' equity	$188,455,331	$180,570,014

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
Interest income:
Loans	$1,862,455	$1,478,810
Taxable securities	301,622	241,435
Nontaxable securities	57,565	11,732
Federal funds sold and other	16,255	35,434

Total interest income	2,237,897	1,767,411

Interest expense:
Trust preferred securities	33,455	-
FHLB advances	45,788	28,244
Federal funds purchased	1,183	-
Deposits	736,929	690,201

Total interest expense	817,355	718,445

Net interest income	1,420,542	1,048,966

Provision for loan losses	168,160	164,506

Net interest income after provision for loan losses	1,252,382	884,460

Noninterest income:
Mortgage loan fees from correspondent	37,267	61,793
Service charges and fees on deposit accounts	200,975	187,574
Gain on sale of loans	-	92,403
Gain on sale of investment securities	70,655	-
Earnings on bank-owned life insurance contracts	33,447	-
Other	27,931	35,587

Total noninterest income	370,275	377,357
Noninterest expense:
Salaries and employee benefits	613,332	516,230
Professional fees	88,937	55,011
Data processing	90,287	84,724
Public relations	80,342	57,080
Occupancy and equipment expense	142,271	138,355
Telephone and supplies	30,790	28,681
Other	113,513	102,978

Total noninterest expense	1,159,472	983,059
Income before income taxes	463,185	278,758

Provision for income taxes	148,153	99,742

Net income	$315,032	$179,016

Net income per share
Basic	$.17	$.10
Diluted	.15	.09
Weighted average shares outstanding
Basic	1,802,846	1,802,709
Diluted	2,150,882	2,008,316

        All share amounts have been retroactively restated to reflect the 3 for 2 stock split payable March 1, 2004.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2004 and 2003
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income/(Loss)	Equity
Balance, December 31, 2002	1,802,100	$18,021	$11,800,676	$(486,197)	$211,626	$11,544,126
Proceeds from exercise of
employee stock options	750	7	5,393	-	-	5,400
Comprehensive income:
Net income	-	-	-	179,016	-	179,016
Change in net unrealized gains
on securities available for sale,
net of income tax of $20,128	-	-	-	-	(39,072)	(39,072)

Total comprehensive
income	-	-	-	-	-	139,944

Balance, March 31, 2003	1,802,850	$18,028	$11,806,069	$(307,181)	$172,554	$11,689,470

Balance, December 31, 2003	1,802,850	$18,028	$11,809,783	$429,529	$(28,844)	$12,228,496
Cash in lieu of fractional shares	(4)	-	(60)	-	-	(60)
Grant of employee stock options	-	-	1,500	-	-	1,500
Comprehensive income:
Net income	-	-	-	315,032	-	315,032
Change in net unrealized gains
on securities available for sale,
net of income tax of $135,328	-	-	-	-	262,695	262,695
Less: reclassification adjustment
for gains included in net income,
net of income tax of $24,023					(46,632)	(46,632)

Total comprehensive
income	-	-	-	-	-	531,095

Balance, March 31, 2004	1,802,846	$18,028	$11,811,223	$744,561	$187,219	$12,761,031

        All share amounts have been retroactively restated to reflect the 3 for 2 stock split payable March 1, 2004.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31, 2004 and 2003
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$315,032	$179,016
Adjustments to reconcile net income to cash provided by
(used for) operating activities:
Provision for loan losses	168,160	164,506
Depreciation	59,451	60,479
Premium amortization, net	25,221	21,877
Gain on sale of securities available for sale	(70,655)	-
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(84,770)	(12,917)
Accrued expenses and other liabilities	(588,615)	(169,841)

Net cash provided by (used for) operating activities	(176,176)	243,120

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	3,709,117	3,922,666
Purchases of securities available for sale	(1,021,250)	(6,904,524)
Proceeds from sales of securities available for sale	1,795,545	-
Net increase in loans	(13,471,744)	(13,057,050)
Net purchases of premises and equipment	(62,391)	(7,834)
Purchase of FHLB and other stock	(250,000)	(114,200)
Redemption of FHLB and other stock	84,500	-

Net cash used by investing activities	(9,216,223)	(16,160,942)

Cash flows from financing activities:
Proceeds from exercise of employee stock options	-	5,400
Increase in FHLB advances	5,000,000	2,500,000
Repayment of FHLB advances	(5,000,000)	(1,000,000)
Grant of employee stock options	1,500	-
Cash paid in lieu of fractional shares	(60)	-
Net increase in deposits	7,844,952	9,459,419

Net cash provided by financing activities	7,846,392	10,964,819

Net decrease in cash and cash equivalents	(1,546,007)	(4,953,003)

Cash and cash equivalents, beginning of year	6,694,420	20,612,745

Cash and cash equivalents, end of period	$5,148,413	$15,659,742

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2004

Summary of Significant Accounting Policies and Activities

        A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004 and is incorporated herein by reference. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

        In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest bearing bank balances”, and “Federal funds sold and resale agreements.” Cash paid for interest during the three months ended March 31, 2004 and 2003 totaled $841,846 and $718,445, respectively. Cash paid for income taxes during the three months ended March 31, 2004 and 2003 totaled $518,000 and $50,000, respectively. Non-cash investing activities for the three months ended March 31, 2004 and 2003 included $216,063 of unrealized gains and $39,072 of unrealized losses on available for sale securities, net of income tax, respectively.

Overview

        First National Bancshares, Inc. was incorporated on July 14, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina. During 2002, we adopted a resolution changing the legal name of the bank to First National Bank of the South which continues to do business in Spartanburg County as First National Bank of Spartanburg. We also operate a small business lending division in Greenville County under the name First National Business Capital. On December 19, 2003, we formed FNSC Capital Trust I, a statutory trust, for the purpose of issuing and selling floating rate securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, we formed FNSC Statutory Trust II in order to issue an additional $3 million through a pooled offering of trust preferred securities.

Basis of Presentation

        The accompanying consolidated financial statements include all of our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2003 as filed with the Securities and Exchange Commission.

Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month periods ended March 31, 2004 and 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statement of operations for 2003.

	Three Months Ended 3/31/04
	BASIC	DILUTED
Net Income	$315,032	$315,032
Grant of employee stock options	1,500	1,500

Adjusted net income	$316,532	$316,532
Weighted average shares outstanding	1,802,846	1,802,846
Effect of Dilutive Securities:
Stock options &warrants	-	348,036

	1,802,846	2,150,882

Per-share amount	$0.17	$0.15
	Three Months Ended 3/31/03
	BASIC	DILUTED
Net Income	$179,016	$179,016
Weighted average shares outstanding	1,802,709	1,802,709
Effect of Dilutive Securities:
Stock options & warrants	-	205,607

	1,802,709	2,008,316

Per-share amount	$0.10	$0.09

Stock Compensation Plans

        In the fourth quarter of 2003, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, in accordance with the prospective transition method prescribed in SFAS No. 148 “Accounting for Stock Based Compensation ¯ Transition and Disclosure.” The fair value based method has been applied prospectively to awards granted subsequent to December 31, 2002. Awards granted in years prior to 2003 will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed.

        Historically, and through September 30, 2003, we applied the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock compensation plans. All stock options granted under stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no stock-based compensation was reflected in net income. Stock options and warrants issued under our stock option plan and warrant agreements have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them. Because SFAS No. 123 was adopted prospectively, we will continue to provide pro forma disclosures of net income (loss) and income (loss) per share in the following table, as if the fair value based method of accounting had been applied. All amounts have been adjusted for the 3 for 2 stock split distributed on March 1, 2004.

	For the three months ended March 31,
	2004	2003
Net income as reported	$315,032	$179,016
Net income pro forma	$248,852	$136,250
Basic income per share
As reported	$.17	$.10
Pro forma	$.14	$.08
Diluted income per share
As reported	$.15	$.09
Pro forma	$.12	$.07

        The weighted average fair value per share of options granted in the three month periods ended March 31, 2004 and 2003 amounted to $2.41 and $1.58, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 6.0% for all periods presented, risk-free interest rate of 1.00% and 1.25% for 2004 and 2003, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

        The following is a discussion of our financial condition as of and for the three-month periods ended March 31, 2004 and 2003. These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Critical Accounting Policies

        We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB.

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

Business Activity and Organization

        First National Bancshares, Inc. was organized on July 14, 1999, and our initial principal activities were related to organizing, conducting the initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which our bank opened for business on March 27, 2000 at its main banking location. Our bank opened its Westside office on July 14, 2000 and opened its third branch office in Boiling Springs, South Carolina on August 24, 2001. During 2002, we adopted a resolution to change our bank’s name to First National Bank of the South which continues to do business in Spartanburg County as First National Bank of Spartanburg. On March 15, 2004, we announced the formation of a small business lending division based in Greenville, South Carolina. The division operates under the name of First National Business Capital. We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

        Total assets at March 31, 2004 of $188.5 million increased 4.4% over total assets of $180.6 million at December 31, 2003 and consisted principally of loans, net of loan loss allowance, of $142.1 million; federal funds sold and resale agreements of $2.2 million; securities available for sale of $32.1 million; property, at cost less accumulated depreciation, of $4.4 million; and other assets of $4.8 million, consisting primarily of $2.6 million in bank-owned life insurance contracts. At March 31, 2004, our bank’s loan portfolio consisted primarily of $88.9 million of commercial real estate loans, $21.4 million of commercial business loans, and $55 million of consumer and home equity loans. We plan to decrease our bank’s federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

        Our liabilities at March 31, 2004 were $175.7 million, an increase of 4.4% over liabilities at December 31, 2003 of $168.3 million and consisted principally of deposits of $162.6 million. The $162.6 million in deposits consisted primarily of $110.1 million in certificates of deposit, $17.0 million of money market and savings accounts and $35.5 million in checking accounts. We believe that conditions in the past several years have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

        Total shareholders’ equity increased from $12.2 million at December 31, 2003 to $12.8 million at March 31, 2004, primarily due to the net income for the period. We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

        At March 31, 2004, through the operations of our bank, we had issued commitments to extend credit of $35.1 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, standby letters of credit totaled approximately $456,000 at March 31, 2004. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

        Our bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $7.15 million. Our bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of our bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 88.5% at March 31, 2004 as compared to 84.3% at December 31, 2003.

        We believe that our bank’s existing stable base of core deposits along with continued growth in our deposit base will enable us to successfully meet our long term liquidity needs.

Capital

        We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be “well-capitalized”. The following table sets forth our bank’s various capital ratios at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003	Minimum to be well-capitalized
Total risk-based capital	11.41%	12.28%	10.00%
Tier 1 risk-based capital	10.16%	11.02%	6.00%
Leverage capital	7.86%	8.20%	5.00%

        Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of March 31, 2004, there were no significant firm commitments outstanding for capital expenditures.

Results of Operations

        We recognized net income of $315,032 or $.15 per diluted share for the three-month period ended March 31, 2004 compared to net income of $179,016 or $.09 per diluted share for the three-month period ended March 31, 2003, or an increase of 76%.

Net Interest Income

        Net interest income, the largest component of our income, was $1,420,542 and $1,048,966, respectively, for the three months ended March 31, 2004 and 2003, or an increase of 35.4%. This increase in net interest income reflects the continued growth in the level of earning assets.

        Interest income of $2,237,897 and $1,767,411 for the three months ended March 31, 2004 and 2003, respectively, includes $1,862,455 and $1,478,810 on loans; $359,187 and $253,167 on investment securities and $16,255 and $35,434 on federal funds sold and interest-bearing bank balances.

        Average loans for the three months ended March 31, 2004 and 2003 were $139.2 million and $100.8 million, respectively. The average yields on loans for the three months ended March 31, 2004 and 2003 were 5.3% and 5.9%, respectively. Average investments for the three months ended March 31, 2004 and 2003 were $34.8 million and $22.4 million, respectively. The average yields on investments for the three months ended March 31, 2004 and 2003 were 4.1% and 4.5%, respectively.

        The average balance of deposits for the three months ended March 31, 2004 and 2003 was $157.9 million and $119.4 million and the weighted rate on deposits was 1.87% and 2.3%, respectively. We incurred $45,788 and $28,244 in interest expense on FHLB advances for the three months ended March 31, 2004 and 2003, respectively on average balances of $11.0 million and $6.64 million during the three months ended March 31, 2004 and 2003 or a weighted average cost of 1.7%, respectively.

        Our consolidated net interest margin for the three months ended March 31, 2004 and 2003 was 3.21% and 3.16%, respectively, and our earning assets averaged $177.3 million and $132.8 million, respectively. The increase in the net interest margin is primarily due to the increase in our loan to deposit ratio since December 31, 2003 as we deploy relatively more of our earning assets into loans. The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $168,160 and $164,506 for the three months ended March 31, 2004 and 2003, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $1,798,661 and $1,630,488 as of March 31, 2004 and December 31, 2003, or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the three-month periods ended March 31, 2004 and 2003.

	2004	2003
Balance, beginning of period	$1,630,488	$1,163,977
Provision charged to operations	168,160	164,506
Loans charged off	(922)	(916)
Recoveries on loans previously charged off	935	200

Balance, end of period	$1,798,661	$1,327,767

        There were $21,402 and $8,387 in loans on nonaccrual status at March 31, 2004 and 2003, respectively. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received.

   Noninterest Income and Expense

        Noninterest income totaled $370,275 and $377,357 for the three-month period ended March 31, 2004 and 2003, respectively. Service charges collected on deposit accounts increased by 7.1% as a result of our larger customer base. Noninterest income for 2004 included $70,655 in gains on the sale of investment securities as a result of a transaction executed to realize total returns in excess of the remaining yield to maturity on existing securities positions. Noninterest income for 2003 included a gain of $92,403 on the sale of the guaranteed portion of an SBA loan.

        We incurred noninterest expense of $1,159,472 and $983,059 for the three-month periods ended March 31, 2004 and 2003, respectively. These expenses consisted primarily of $613,332 and $516,230 of salaries and benefits and $142,271 and $138,355 of occupancy and equipment expense for the three-month periods ended March 31, 2004 and 2003, respectively. Professional fees increased from $55,011 for the three-month period ended March 31, 2003 to $88,937 in the three month period ended March 31, 2004, primarily as a result of fees paid to outside consultants to support and execute our strategic plan. In addition, $80,342 and $57,080 was incurred for public relations expense and $90,287 and $84,724 was incurred for data processing, ATM and internet banking expense for the three-month periods ending March 31, 2004 and 2003, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

        Included in the line item “other expenses” which increased $10,535 or 10.2% between the three-month periods ended March 31, 2004 and 2003 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

        Our effective tax rate was 32.0% and 35.8% for the three-month periods ended March 31, 2004 and 2003, respectively. The decrease in the effective tax rate occurred due to an increase in the amount of nontaxable income during 2004 from increased levels of municipal securities and earnings in our investment securities portfolio on bank-owned life insurance contracts purchased on May 31, 2003.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2004. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                 None

Item 5.  Other Information

                 None

Item 6.  Exhibits and Reports on Form 8-K

                 (a)     Exhibits

                     31.1  Rule 13a-14(a) Certification of the Chief Executive Officer.

                     31.2  Rule 13a-14(a) Certification of the Chief Financial Officer.

                     32     Section 1350 Certifications.

                 (b)     Reports on Form 8-K

We filed a Form 8-K on March 15, 2004 to report the press release issued on March 11, 2004 announcing the formation of our bank’s small business lending division, First National Business Capital, based in Greenville, South Carolina.

We filed a Form 8-K on January 22, 2004 to announce the board’s approval of a 3 for 2 stock split payable on or about March 1, 2004.

We filed a Form 8-K on January 16, 2004 to report our earnings release for the year ended December 31, 2003 which was released on January 14, 2004.

SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC. By: /s/ Jerry L. Calvert Jerry L. Calvert Chief Executive Officer

Date: May 12, 2004

By: /s/ Kitty B. Payne Kitty B. Payne Chief Financial Officer

Date: May 12, 2004

INDEX TO EXHIBITS

Exhibit
Number      Description

31.1         Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2         Rule 13a-14(a) Certification of the Chief Financial Officer.

32           Section 1350 Certifications.