Form 10QSB
period 2004-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2004-08-16
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30523

First National Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

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

1,802,846 shares of common stock, $0.01 par value per share, were outstanding on July 31, 2004

          Transitional Small Business Disclosure Format (check one): Yes          No  X

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - as of June 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations - For the three months and six months ended
June 30, 2004 and 2003	4
Consolidated Statements of Changes in Shareholders' Equity - For the six months
ended June 30, 2004 and 2003	5
Consolidated Statements of Cash Flows - For the six months ended June 30, 2004 and 2003
ended June 30, 2004 and 2003	6
Notes to Consolidated Financial Statements	7-9
Item 2. Management's Discussion and Analysis or Plan of Operation	9-17
Item 3. Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Changes in Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits and Reports on Form 8–K	17
(a) Exhibits	17
(b) Reports on Form 8-K	17

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

      Item 1.        Financial Statements

                                         FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
Assets

Cash and due from banks	$2,029,235	$3,003,015
Interest-bearing bank balances	268,023	534,405
Federal funds sold and resale agreements	1,503,000	3,157,000
Securities available for sale	34,500,059	36,173,822
Loans, net of allowance for loan losses of $2,020,444 and $1,630,488, respectively	160,264,187	128,790,497
Premises and equipment, net	4,340,627	4,380,454
Other	5,309,465	4,530,821

Total assets	$208,214,596	$180,570,014

Liabilities and Shareholders' Equity

Liabilities:
Deposits
Noninterest-bearing	$15,482,786	$13,344,911
Interest-bearing	160,214,469	141,388,110

Total deposits	$175,697,255	$154,733,021

FHLB advances	13,750,000	9,500,000
Debt associated with trust preferred securities	6,000,000	3,000,000
Accrued expenses and other liabilities	592,494	1,108,497

Total liabilities	$196,039,749	$168,341,518

Commitments and contingencies

Shareholders' Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares
authorized, 1,802,846 and 1,802,850 shares issued & outstanding, respectively	18,028	18,028
Additional paid-in capital	11,815,703	11,809,783
Retained earnings	1,059,902	429,529
Accumulated other comprehensive income/(loss)	(718,786)	(28,844)
Total shareholders' equity	$12,174,847	$12,228,496

Total liabilities and shareholders' equity	$208,214,596	$180,570,014

        See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income:
Loans	$1,968,611	$1,559,088	$3,831,066	$3,037,899
Taxable securities	270,575	229,277	572,196	470,702
Nontaxable securities	57,524	28,407	115,090	40,149
Federal funds sold & other	18,789	44,469	35,044	79,903

Total interest income	2,315,499	1,861,241	4,553,396	3,628,653

Interest expense:
Deposits	784,942	747,074	1,521,871	1,437,275
Trust preferred securities	52,423	-	85,878	-
FHLB advances	43,400	42,797	89,188	71,040
Federal funds purchased	501	-	1,684	-

Total interest expense	881,266	789,871	1,698,621	1,508,315

Net interest income	1,434,233	1,071,370	2,854,775	2,120,338

Provision for loan losses	232,157	72,825	400,317	237,333

Net interest income after provision for loan losses	1,202,076	998,545	2,454,458	1,883,005

Noninterest income:
Service charges and fees on deposit accounts	207,461	214,237	408,436	401,811
Gain on sale of investment securities	54,218	-	124,873	-
Earnings on bank-owned life insurance contracts	32,689	11,149	66,136	11,149
Mortgage loan fees from correspondent	17,955	69,075	55,222	130,868
Gain on sale of loans	-	-	-	92,403
Other	55,426	35,981	83,357	71,567

Total non-interest income	367,749	330,442	738,024	707,798
Non-interest expense:
Salaries and employee benefits	606,234	521,622	1,219,566	1,037,851
Professional fees	43,601	34,789	132,538	89,800
Data processing	94,000	89,772	184,287	174,496
Public relations	80,002	61,978	160,344	119,057
Occupancy and equipment expense	135,525	135,267	277,796	273,622
Telephone and supplies	32,838	29,253	63,628	57,934
Other	133,799	114,526	247,312	217,505

Total non-interest expense	1,125,999	987,207	2,285,471	1,970,265

Income before income taxes	443,826	341,780	907,011	620,538

Provision for income taxes	128,485	120,318	276,638	220,060

Net income	$315,341	$221,462	$630,373	$400,478

Net income per share:
Basic	$.17	$.12	$.35	$.22
Diluted	$.14	$.11	$.29	$.20
Weighted average shares outstanding:
Basic	1,802,846	1,802,850	1,802,846	1,802,709
Diluted	2,217,927	2,015,593	2,168,849	2,011,513

        See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

        For the six months ended June 30, 2004 and 2003
(unaudited)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-In	Earnings/	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	Income/(Loss)	Equity

Balance, December 31, 2002	1,802,100	$18,021	$11,800,676	$(486,197)	$211,626	$11,544,126
Proceeds from exercise of employee
stock options	750	7	5,393	-	-	5,400
Comprehensive income:
Net income	-	-	-	400,478	-	400,478
Change in net unrealized gains
on securities available for sale, net
of income tax of $52,375	-	-	-	-	101,671	101,671
Total comprehensive
income	-	-	-	-	-	502,149

Balance, June 30, 2003	1,802,850	$18,028	$11,806,069	$(85,719)	$313,297	$12,051,675

Balance, December 31, 2003	1,802,850	$18,028	$11,809,783	$429,529	$(28,844)	$12,228,496
Cash in lieu of fractional shares	(4)	-	(60)	-	-	(60)
Grant of employee stock options	-	-	5,980	-	-	5,980
Comprehensive income:
Net income	-	-	-	630,373	-	630,373
Change in net unrealized gain/(loss)
on securities available for sale, net
of income tax of $397,881	-	-	-	-	(772,358)	(772,358)
Add: reclassification adjustment for
gains included in net income,
net of income tax of $42,457	-	-	-	-	82,416	82,416
Total comprehensive
income/(loss)	-	-	-	-	-	(59,569)

Balance, June 30, 2004	1,802,846	$18,028	$11,815,703	$1,059,902	$(718,786)	$12,174,847

All share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed March 1, 2004.

See accompanying notes to consolidate financial statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$630,373	$400,478
Adjustments to reconcile net income to cash provided by
operating activities:
Provision for loan losses	400,317	237,331
Depreciation	121,213	120,821
Premium amortization, net	61,446	70,871
Gain on securities available for sale	(124,873)	-
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(210,718)	(46,209)
Accrued expenses and other liabilities	(516,003)	(216,104)

Net cash provided by operating activities	361,755	567,188

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	6,270,348	10,294,057
Proceeds from sales of securities available for sale	3,502,412	-
Purchases of securities available for sale	(9,080,938)	(20,293,193)
Loan originations, net of principal collections	(31,874,007)	(18,838,194)
Purchase of bank-owned life insurance	-	(2,500,000)
Net purchases of premises and equipment	(81,386)	(31,208)
Purchase of FHLB and other stock	(297,000)	(114,200)
Redemption of FHLB and other stock	84,500	-

Net cash used by investing activities	(31,476,071)	(31,482,738)

Cash flows from financing activities:
Proceeds from issuance of trust preferred securities	3,000,000	-
Grant of employee stock options	5,980	-
Cash paid in lieu of fractional shares	(60)	-
Increase in FHLB advances	9,250,000	2,500,000
Repayment of FHLB advances	(5,000,000)	(1,000,000)
Proceeds from exercise of employee stock options	-	5,400
Net increase in deposits	20,964,234	19,259,205

Net cash provided by financing activities	28,220,154	20,764,605

Net (decrease) in cash and cash equivalents	(2,894,162)	(10,150,945)

Cash and cash equivalents at beginning of year	6,694,420	20,612,745

Cash and cash equivalents, end of period	$3,800,258	$10,461,800

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

Summary of Significant Accounting Policies and Activities

        A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 19, 2004 and is incorporated herein by reference. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

        In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks,” “Interest bearing bank balances,” and “Federal funds sold and resale agreements.” Cash paid for interest during the six months ended June 30, 2004 and 2003 totaled $1,700,787 and $1,508,465, respectively. Cash paid for income taxes during the six months ended June 30, 2004 and 2003 was $669,000 and $242,000, respectively. Non-cash investing activities for the six months ended June 30, 2004 and 2003 included $(772,358) and $101,671 of unrealized gains/(losses) on available for sale securities, net of income tax, respectively.

Overview

        First National Bancshares, Inc. was incorporated on July 14, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina. During 2002, we changed the legal name of our bank subsidiary to First National Bank of the South although we continue to do business in Spartanburg County as First National Bank of Spartanburg. First National Bank of the South also operates a small business lending division in Greenville County under the name First National Business Capital. On December 19, 2003, we formed FNSC Capital Trust I, a statutory trust, for the purpose of issuing and selling floating rate securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, we formed FNSC Statutory Trust II in order to issue an additional $3 million through a pooled offering of trust preferred securities.

Basis of Presentation

        The accompanying consolidated financial statements include all accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

        Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2003 as filed with the Securities and Exchange Commission.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2004 and 2003. There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations for 2003. All per share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	BASIC	DILUTED	BASIC	DILUTED

Net Income	$315,341	$315,341	$630,373	$630,373
Grant of employee stock options	4,480	4,480	5,980	5,980

Adjusted net income	$319,821	$319,821	$636,353	$636,353

Weighted average shares outstanding	1,802,846	1,802,846	1,802,846	1,802,846
Effect of Dilutive Securities:
Stock options & warrants	-	415,081	-	366,003

	1,802,846	2,217,927	1,802,846	2,168,849

Per-share amount	$0.17	$0.14	$0.35	$0.29

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	BASIC	DILUTED	BASIC	DILUTED

Net Income	$221,462	$221,462	$400,478	$400,478

Weighted average shares outstanding	1,802,850	1,802,850	1,802,709	1,802,709
Effect of Dilutive Securities:
Stock options & warrants	-	212,743	-	208,804

	1,802,850	2,015,593	1,802,709	2,011,513

Per-share amount	$0.12	$0.11	$0.22	$0.20

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income - as reported	$315,341	$221,462	$630,373	$400,478
Net income - pro forma	$250,508	178,376	$496,518	228,120

Basic income per share
As reported	$0.17	0.12	$0.35	$0.22
Pro forma	.14	.10	.28	.13

Fully diluted income per share
As reported	$0.14	.11	$0.29	.20
Pro forma	.11	.09	.23	.11

        The weighted average fair value per share of options granted in the six-month periods ended June 30, 2004 and 2003 amounted to $2.19 and $1.61, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 6.0%, risk-free interest rate of 1.00% and 1.25% for 2004 and 2003, respectively, and expected lives of the options of seven years in all periods presented.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

        The following is a discussion of our financial condition as of and for the three-month and six-month periods ended June 30, 2004 and 2003. These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

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

Business Activity and Organization

        First National Bancshares, Inc. was organized on July 14, 1999, and our initial principal activities were related to organizing, conducting the initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which our bank opened for business on March 27, 2000 at its main banking location. Our bank opened its Westside office on July 14, 2000 and opened its third branch office in Boiling Springs, South Carolina on August 24, 2001. During 2002, we changed our bank’s name to First National Bank of the South although we continue to do business in Spartanburg County as First National Bank of Spartanburg. On March 15, 2004, we announced the formation of a small business lending division based in Greenville, South Carolina. The division operates under the name of First National Business Capital. We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

        Total assets at June 30, 2004 of $208.2 million increased 15.3% over total assets of $180.6 million at December 31, 2003 and consisted principally of loans, net of loan loss allowance, of $160.3 million; federal funds sold and resale agreements of $1.5 million; securities available for sale of $34.5 million; property, at cost less accumulated depreciation, of $4.3 million; and other assets of $5.3 million, consisting principally of $2.6 million in bank-owned life insurance contracts and $1.0 million in stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. At June 30, 2004, the bank’s loan portfolio of $162.3 million consisted primarily of $102.2 million of commercial real estate loans, $22.4 million of commercial business loans, and $37.7 million of consumer and home equity loans. We are continuing to decrease the bank’s federal funds sold balances in order to increase the loan portfolio. The primary source of funding the loan portfolio is deposits that are acquired and the maturity of investment securities.

        Our liabilities at June 30, 2004 were $196.0 million, an increase of 16.5% over liabilities at December 31, 2003 of $168.3 million and consisted principally of deposits of $175.7 million. The $175.7 million in deposits consisted primarily of $122.3 million in certificates of deposit, $19.3 million of money market and savings accounts and $34.1 million in checking accounts. We believe that conditions in the past several years have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

        We advanced $4.25 million, net of maturing advances of $5.0 million, since December 31, 2003 on our available borrowings from the Federal Home Loan Bank of Atlanta to fund loan commitments and to minimize our overall interest rate risk position.

        Before taking into account the increase in the unrealized loss on securities available for sale, total shareholders’ equity increased by $630,373 from December 31, 2003 to June 30, 2004, due to the net income generated during the period. However, the increase from net income was offset by the increase of $(689,942) in the unrealized loss on securities available for sale, net of income tax effect. At June 30, 2004, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2003. We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider these losses to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to the availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss. See the “Liquidity” section for a more detailed discussion of our available liquidity sources. We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

        At June 30, 2004, through the operations of our bank, we had issued commitments to extend credit of $43.0 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. In addition, commercial letters of credit totaled approximately $528,000 at June 30, 2004. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

        The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $14,150,000. The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the bank. The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 92.4% at June 30, 2004 as compared to 84.3% at December 31, 2003. Although this ratio has increased since year end 2003, we have increased our available liquidity sources during 2004.

        We believe that the bank’s existing stable base of core deposits along with continued growth in our deposit base and access to available lines of credit from correspondent banks will enable us to successfully meet our long term liquidity needs.

Capital

        We currently maintain a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be “well-capitalized.” The following table sets forth our various capital ratios at June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
	The company	The bank	The company	The bank

Total risk-based capital	13.00%	12.56%	12.91%	12.28%

Tier 1 risk-based capital	10.46%	11.29%	11.64%	11.02%

Leverage capital	8.43%	9.12%	8.65%	8.20%

        Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common stockholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital with the excess being treated as Tier 2 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        On December 19, 2003 and April 30, 2004, respectively, FNSC Capital Trust I and FNSC Statutory Trust II were formed to issue a total of $6 million in floating rate trust preferred securities. We consolidated the trust subsidiaries into our consolidated financial statements as of June 30, 2004 and December 31, 2003. Under the

provisions of FASB Interpretation No. 46 (“FIN 46”), we are allowed to consolidate the trust subsidiaries in our consolidated financial statements until 2004. As a small business issuer reporting under SEC Regulation S-B, we may delay deconsolidation until December 31, 2004.

        Currently, the trust preferred securities satisfy the criteria of the Federal Reserve Board authorizing the use of such instruments as Tier 1 capital for bank holding companies. However, as a result of the change in the accounting treatment for statutory trusts described above, the Federal Reserve has recently issued a proposed regulation on the capital treatment of the trust preferred securities. This regulation allows our company to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital. The regulation limits companies that are internationally active to including trust preferred securities in Tier 1 capital up to a maximum of 15% of Tier 1 capital.

        We are both subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized”, we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time. As of June 30, 2004, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended June 30, 2004 and 2003

        We recognized net income of $315,341 or $.14 per diluted share for the three-month period ended June 30, 2004 compared to net income of $221,462 or $.11 per diluted share for the three-month period ended June 30, 2003.

Net Interest Income

        Net interest income, the largest component of our income, was $1,434,233 and $1,071,370, respectively, for the three months ended June 30, 2004 and 2003 or an increase of 33.9%. The overall increase in net interest income reflects the continued growth in the level of our earning assets.

        Interest income for the three months ended June 30, 2004 and 2003, respectively, includes $1,968,611 and $1,559,088 on loans; $328,099 and $257,684 on investment securities and $18,789 and $44,469 on federal funds sold and other investments.

        Average loans for the three months ended June 30, 2004 and 2003 were $150.2 million and $108.7 million, respectively. The average yields on loans for the three months ended June 30, 2004 and 2003 were 5.24% and 5.74%, respectively. The average yield on loans decreased primarily due to the repricing of maturing fixed-rate loans at lower interest rates due to the current historically low interest rate environment. Average investments for the three months ended June 30, 2004 and 2003 were $33.1 million and $26.4 million, respectively. The average yields on investments for the three months ended June 30, 2004 and 2003 were 4.10% and 4.05%, respectively on a tax equivalent basis. The increase in the average yield on investments resulted from the increase in the average life of the investment portfolio from 4.97 years at June 30, 2003 to 5.68 years at June 30, 2004, primarily due to the relative increase in municipal bond investments in the portfolio during the quarter as compared to the second quarter of 2003.

        Interest expense on deposits was $784,942 and $747,074 for the three months ended June 30, 2004 and 2003, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits over the past twelve months. The average balance of deposits was $167.9 million and $134.5 million and the weighted rate on deposits was 1.87% and 2.22% for the three months ended June 30, 2004 and 2003, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the past three years.

        Interest expense on FHLB advances was $43,400 and $42,797 for the three months ended June 30, 2004 and 2003, respectively. The average balance of FHLB advances was $10.3 million and $8.5 million, respectively or a weighted average cost of 1.69% and 2.01%, respectively.

        Our consolidated net interest margin for the three months ended June 30, 2004 and 2003, respectively was 3.06% and 2.90% and our earning assets averaged $187.7 million and $147.8 million, respectively. The increase in the net interest margin is due primarily to the relative increase in our average loans as a percentage of average earning assets from 73.5% for the three months ended June 30, 2003 to 80.0% for the three months ended June 30, 2004. The net interest margin is calculated as annualized net interest income divided by average earning assets. The Federal Reserve recently increased the prime rate at its meetings on June 30, 2004 and August 10, 2004 by a total of 50bp which will likely increase yields on loans and deposits. Our bank’s interest rate risk position is asset-sensitive. Therefore, we expect that our net interest income will increase as a percentage of our earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $232,157 and $72,825 for the three months ended June 30, 2004 and 2003, respectively, related to the provision for loan losses. The provision for loan losses increased primarily due to increased loan production during 2004. The allowance for loan loss reserve was $2,020,444 and $1,630,488 as of June 30, 2004 and December 31, 2003 or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the three-month periods ended June 30, 2004 and 2003.

	2004	2003

Balance, beginning of period	$1,798,661	$1,327,767
Provision charged to operations	232,156	72,825
Loans charged off	(10,800)	(1,245)
Recoveries on loans previously charged off	427	-

Balance, end of period	$2,020,444	$1,399,347

        Net loan charge offs amounted to .03% of average loans outstanding for the quarter ended June 30, 2004.

        There were $32,115 and $8,387 in loans on non-accrual status at June 30, 2004 and 2003, respectively. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There were no loans past due 90 days or more that are still accruing interest at June 30, 2004.

Noninterest Income and Expense

        Non-interest income totaled $367,748 and $330,442 for the three-month periods ended June 30, 2004 and 2003, respectively or an increase of 11.3%. Mortgage loan fees from our correspondent banks decreased from $69,075 for the three month period ended June 30, 2003 to $17,955 for the same period in 2004 or approximately 25% of fees earned during the quarter ended June 30, 2003. However, this decrease in noninterest income was offset by $54,218 in gains on the sale of investment securities. These transactions were executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.

        We incurred noninterest expense of $1,125,999 and $987,207 for the three-month periods ended June 30, 2004 and 2003, respectively. Although total non-interest expenses increased $138,792 over the same period in 2003, improved efficiency of banking operations resulted in this category increasing only 14% as compared to the same period last year while gross income (net interest income plus noninterest income) increased by 29%.

        Noninterest expenses consisted primarily of $606,234 and $521,622 of salaries and benefits and $135,525 and $135,267 of occupancy and equipment expense for the three-month periods ended June 30, 2004 and 2003, respectively. In addition, $80,002 and $61,978 was incurred for public relations expense and $94,000 and $89,772 was incurred for data processing and ATM expense for the three-month periods ending June 30, 2004 and 2003, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth and the increased costs associated with growth in customer transaction processing due to our increasing customer base.

        Included in the line item “other expenses” which increased $19,273 or 16.8% between the three-month periods ended June 30, 2004 and 2003 are directors’ fees; charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

        Our effective tax rate was 28.9% and 35.2% for the three month periods ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate occurred due to an increase in the amount of nontaxable income earned during 2004 from increased levels of municipal securities in our investment securities portfolio and earnings on bank-owned life insurance contracts purchased on May 31, 2003.

Comparison of Results of Operations Between the Six Months Ended June 30, 2004 and 2003

        We recognized net income of $630,373 or $.29 per diluted share for the six-month period ended June 30, 2004 compared to $400,478 or $.20 per diluted share for the six-month period ended June 30, 2003.

Net Interest Income

        Net interest income, the largest component of our income, was $2,854,775 and $2,120,338, respectively, for the six months ended June 30, 2004 and 2003, or an increase of 34.6%. This increase in net interest income reflects the continued growth in the level of earning assets since opening the bank.

        Interest income for the six months ended June 30, 2004 and 2003, respectively, includes $3,831,066 and $3,037,899 on loans; $687,286 and $510,851 on investment securities and $35,044 and $79,903 on federal funds sold and other investments.

        Average loans for the six months ended June 30, 2004 and 2003 were $144.7 million and $104.8 million, respectively. The average yields on loans for the six months ended June 30, 2004 and 2003 were 5.30% and 5.80%, respectively. The average yield on loans decreased primarily due to the repricing of maturing fixed-rate loans at lower interest rates due to the current historically low interest rate environment. Average investments for the six months ended June 30, 2004 and 2003 were $33.9 million and $24.4 million, respectively. The average yields on investments for the six months ended June 30, 2004 and 2003 were 4.26% and 4.29%, respectively on a tax equivalent basis.

        Interest expense on deposits was $1,521,871 and $1,437,275 for the six months ended June 30, 2004 and 2003, respectively. This increase is primarily due to the increase in the level of interest-bearing deposits. The average balance of deposits was $162.9 million and $127.0 million and the weighted rate on deposits was 1.87% and 2.26% for the six months ended June 30, 2004 and 2003, respectively. The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the past three years.

        Interest expense on FHLB advances was $89,188 and $71,040 for the six months ended June 30, 2004 and 2003, respectively. This increase is due to the additional borrowings incurred over the past twelve months. The average balance of FHLB advances was $10.6 million and $7.6 million, respectively or a weighted average cost of 1.68% and 1.87%, respectively.

        Our consolidated net interest margin for the six months ended June 30, 2004 and 2003, respectively was 3.13% and 3.02% and our earning assets averaged $182.6 million and $140.3 million. The increase in the net interest margin is due primarily to the relative increase in our average loans as a percentage of average earning assets from 74.65% for the six months ended June 30, 2003, to 79.25% for the six months ended June 30, 2004. The net interest margin is calculated as annualized net interest income divided by average earning assets. The Federal Reserve recently increased the prime rate at its meetings on June 30, 2004 and August 10, 2004 by a total of 50bp which will likely increase yields on loans and deposits. Our bank’s interest rate risk position is asset-sensitive. Therefore, we expect that our net interest income will increase as a percentage of our earning assets.

Provision for Loan Losses

        Included in the statements of operations is a non-cash expense of $400,317 and $237,333 for the six months ended June 30, 2004 and 2003, respectively, related to the provision for loan losses. The allowance for loan loss reserve was $2,020,444 and $1,399,347 as of June 30, 2004 and 2003, or 1.25% of gross loans, respectively.

        The following table sets forth the changes in the allowance for loan losses during the six-month periods ended June 30, 2004 and 2003.

	2004	2003

Balance, beginning of period	$1,630,488	$1,163,977
Provision charged to operations	400,317	237,331
Loans charged off	(11,722)	(2,161)
Recoveries on loans previously charged off	1,361	200

Balance, end of period	$2,020,444	$1,399,347

Net loan charge-offs amounted to .01% of average loans outstanding for the six months ended June 30, 2004.

        There were $32,115 and $8,387 in loans on non-accrual status at June 30, 2004 and 2003, respectively. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income only when received. There were no loans past due 90 days or more that are still accruing interest at June 30, 2004.

Noninterest Income and Expense

        Non-interest income totaled $738,024 and $707,798 for the six-month periods ended June 30, 2004 and 2003, respectively. Mortgage loan fees from our correspondent banks decreased from $130,868 for the six month period ending June 30, 2003 to $55,222 for the same period this year or approximately 42% of fees earned during the six-month period ending June 30, 2003. However, this decrease in noninterest income was offset by $124,873 in gains on the sale of investment securities. These transactions were executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.

        We incurred noninterest expense of $2,285,471 and $1,970,265 for the six-month periods ended June 30, 2004 and 2003, respectively. Although total noninterest expense increased $315,206 over the same period in 2003, improved efficiency of banking operations resulted in this category increasing only 16% as compared to the same period last year while gross income (net interest income plus noninterest income) increased by 27%.

        Noninterest expenses consisted primarily of $1,219,566 and $1,037,851 of salaries and benefits and $277,796 and $273,622 of occupancy and equipment expense for the six-month periods ended June 30, 2004 and 2003, respectively. In addition, $160,344 and $119,057 was incurred for public relations expense and $184,287 and $174,496 was incurred for data processing and ATM expense for the six-month periods ending June 30, 2004 and 2003, respectively. A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth and the increased costs associated with growth in customer transaction processing due our increasing customer base.

        Included in the line item “other expenses” which increased $29,807 or 13.7% between the six-month periods ended June 30, 2004 and 2003 are charges for directors’ fees; insurance premiums; postage, printing and stationery expense; and various customer-related expenses. A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

        Our effective tax rate was 30.6% and 35.5% for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate occurred due to an increase in the amount of nontaxable income earned during 2004 from increased levels of municipal securities in our investment securities portfolio and nontaxable earnings on bank-owned life insurance contracts purchased on May 31, 2003.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2004. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam. The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman. The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr. The terms of the Class III directors will expire at the 2005 Annual Shareholders Meeting and the terms of the Class I directors will expire at the 2006 Annual Shareholders Meeting.

The Class II directors were up for reelection at this year’s annual meeting held on April 20, 2004. Each of the existing Class II directors was reelected at the annual meeting to a three-year term and the following election results were recorded in our minute book from the annual meeting of shareholders. There were 1,524,354 votes cast during the election. All votes were cast for the election of the directors. No votes were withheld and no votes abstained.

There were no other matters voted on by our shareholders at our annual meeting held on April 20, 2004.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of the Chief Financial Officer.

32 Section 1350 Certifications.

(b) Reports on Form 8-K

We filed a Form 8-K on April 20, 2004, to report our earnings release for the three-month period ended March 31, 2004 which was released on April 15, 2004.

We filed a Form 8-K on June 25, 2004 to report a press release to announce that we exceeded $200 million in total assets which was released on June 23, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: August 13, 2004	By: /s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: August 13, 2004	By: /s/ Kitty B. Payne
Kitty B. Payne
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number         Description

31.1      Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2      Rule 13a-14(a) Certification of the Chief Financial Officer.

32          Section 1350 Certifications.