Form 10QSB
period 2004-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2004-11-15
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

864-948-9001

(Telephone Number)

Not Applicable

(Former name, former address

and former fiscal year,

if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,802,846 shares of common stock, $.01 par value per share, were outstanding on October 31, 2004

Transitional Small Business Disclosure Format (check one):  YES ☐  NO ☒

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)

Assets

Cash and due from banks	$1,306,061	$3,003,015
Interest-bearing bank balances	3,182,139	534,405
Federal funds sold and resale agreements	503,000	3,157,000
Securities available for sale	36,326,182	36,173,822
Loans, net of allowance for loan losses of $2,201,229 and $1,630,488, respectively	173,897,068	128,790,497
Premises and equipment, net	4,296,565	4,380,454
Other	5,272,101	4,530,821

Total assets	$224,783,116	$180,570,014

Liabilities and Shareholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$15,338,689	$13,344,911
Interest-bearing	173,216,903	141,388,110

Total deposits	$188,555,592	$154,733,021

FHLB advances	15,850,000	9,500,000
Debt associated with trust preferred securities	6,000,000	3,000,000
Accrued expenses and other liabilities	983,703	1,108,497
Total liabilities	$211,389,295	$168,341,518

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 1,802,846 and 1,802,850 shares issued and outstanding, respectively	18,028	18,028
Additional paid-in capital	11,816,023	11,809,783
Retained earnings	1,581,085	429,529
Accumulated other comprehensive income/(loss)	(21,315)	(28,844)
Total shareholders’ equity	$13,393,821	$12,228,496

Total liabilities and shareholders’ equity	$224,783,116	$180,570,014

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest income:
Loans	$2,370,510	$1,613,077	$6,201,577	$4,650,975
Investment securities	378,475	266,750	1,065,761	777,601
Federal funds sold and other	16,543	25,577	51,587	105,481

Total interest income	2,765,528	1,905,404	7,318,925	5,534,057

Interest expense:
Deposits	907,883	701,652	2,429,755	2,138,926
Trust preferred securities	66,586	—	152,463	—
FHLB advances	62,406	40,287	151,595	111,328
Federal funds purchased	4,758	—	6,442	—

Total interest expense	1,041,633	741,939	2,740,255	2,250,254

Net interest income	1,723,895	1,163,465	4,578,670	3,283,803

Provision for loan losses	193,190	130,423	593,507	367,755

Net interest income after provision for loan losses	1,530,705	1,033,042	3,985,163	2,916,048

Noninterest income:
Service charges and fees on deposit accounts	229,310	216,959	637,747	618,770
Gain on sale of loans	181,069	—	181,069	—
Gain of sale of investment securities	34,707	—	159,580	—
Bank-owned life insurance contracts earnings	29,810	33,447	95,946	44,596
Mortgage loan fees from correspondent	13,105	80,576	68,326	211,445
Other	42,689	37,678	126,046	201,648

Total noninterest income	530,690	368,660	1,268,714	1,076,459

Noninterest expense:
Salaries and employee benefits	726,902	546,818	1,946,470	1,584,669
Professional fees	41,828	49,605	174,366	139,406
Data processing	99,190	94,782	283,477	269,279
Public relations	70,067	66,290	230,410	185,348
Occupancy and equipment expense	140,014	138,308	417,809	411,930
Telephone and supplies	34,654	31,852	98,281	89,786
Other	162,286	114,118	409,599	331,622

Total noninterest expense	1,274,941	1,041,773	3,560,412	3,012,040

Net income before income taxes	786,454	359,929	1,693,465	980,467

Provision for income taxes	265,271	128,147	541,909	348,207

Net income	$521,183	$231,782	$1,151,556	$632,260

Net income per share
Basic	$0.29	$0.13	$0.64	$0.35
Diluted	$0.24	$0.11	$0.53	$0.31
Weighted average shares outstanding
Basic	1,802,846	1,802,850	1,802,846	1,802,803
Diluted	2,245,698	2,063,911	2,181,455	2,016,829

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the nine months ended September 30, 2004 and 2003

(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	(Deficit)	Income/(Loss)	Equity
Balance, December 31, 2002	1,802,100	$18,021	$11,800,676	$(486,197)	$211,626	$11,544,126
Proceeds from exercise of stock options, including income tax benefit of $714	750	7	6,107	—	—	6,114
Comprehensive income:
Net income	—	—	—	632,260	—	632,260
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $206,871	—	—	—		(372,244)	(372,244)
Total comprehensive income	—	—	—	—	—	260,016

Balance, September 30, 2003	1,802,850	$18,028	$11,806,783	$146,063	$(160,618)	$11,810,256

Balance, December 31, 2003	1,802,850	$18,028	$11,809,783	$429,529	$(28,844)	$12,228,496
Cash in lieu of fractional shares	(4)	—	(60)	—	—	(60)
Grant of employee stock options	—	—	6,300	—	—	6,300
Comprehensive income:
Net income	—	—	—	1,151,556	—	1,151,556
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $50,379	—	—	—	—	(97,794)	(97,794)
Reclassification adjustment for gains included in net income, net of income tax of $54,257	—	—	—	—	105,323	105,323
Total comprehensive income	—	—	—	—	—	1,159,085

Balance, September 30, 2004	1,802,846	$18,028	$11,816,023	$1,581,085	$(21,315)	$13,393,821

All share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed March 1, 2004.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and 2003

(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,151,556	$632,260
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	593,507	367,755
Depreciation	183,312	181,466
Premium amortization, net	84,592	141,490
Gain on securities available for sale	(159,580)	—
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(427,659)	(133,490)
Accrued expenses and other liabilities	(124,794)	9,210
Net cash provided by operating activities	1,300,934	1,198,691

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	7,519,606	14,844,384
Proceeds from sales of securities available for sale	11,579,717	—
Purchases of securities available for sale	(19,165,288)	(24,532,151)
Loan originations, net of principal collections	(45,700,077)	(26,238,849)
Purchase of bank-owned life insurance	—	(2,500,000)
Net purchases of premises and equipment	(99,423)	(58,676)
Redemption of FHLB and other stock	305,300	—
Purchase of FHLB and other stock	(622,800)	(125,000)
Net cash used in investing activities	(46,182,965)	(38,610,292)

Cash flows from financing activities:
Proceeds from issuance of trust preferred securities	3,000,000	—
Grant of employee stock options	6,300	—
Cash paid in lieu of fractional shares	(60)	—
Increase in FHLB advances	19,380,000	4,500,000
Repayment of FHLB advances	(13,030,000)	(2,000,000)
Proceeds from exercise of employee stock options	—	5,400
Net increase in deposits	33,822,571	24,735,457
Net cash provided by financing activities	43,178,811	27,240,857

Net increase/decrease in cash and cash equivalents	(1,703,220)	(10,170,744)

Cash and cash equivalents, beginning of year	6,694,420	20,612,745

Cash and cash equivalents, end of period	$4,991,200	$10,442,001

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

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

Statement of Cash Flows

In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold and resale agreements.”   Cash paid for interest during the nine months ended September 30, 2004 and 2003 totaled $2,373,045 and $2,262,780, respectively.  Cash paid for income taxes during the nine months ended September 30, 2004 and 2003 totaled $765,000 and $294,182, respectively. Non-cash investing activities for the nine months ended September 30, 2004 and 2003 included $97,794 and $372,244 of unrealized losses on available for sale securities, net of income tax, respectively.

Overview

First National Bancshares, Inc. was incorporated on July 14, 1999 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act, and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina. During 2002, we changed the legal name of our bank subsidiary to First National Bank of the South although we continue to do business in Spartanburg County as First National Bank of Spartanburg. First National Bank of the South also operates a small business lending division in Greenville County under the name First National Business Capital. On December 19, 2003, we formed FNSC Capital Trust I, a statutory trust, for the purpose of issuing and selling floating rate securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, we formed FNSC Statutory Trust II in order to issue an additional $3 million through a pooled offering of trust preferred securities. On October 13, 2004, we announced our plans to open a loan production office in Mount Pleasant, South Carolina.

Basis of Presentation

The accompanying consolidated financial statements include all of our accounts and the accounts of all of our subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited consolidated financial statements at September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any other interim period.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2003 as filed with the Securities and Exchange Commission.

Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month and nine-month periods ended September 30, 2004 and 2003.  There is no required reconciliation of the numerator from the net income reported on the accompanying statements of operations for 2003. All per share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	BASIC	DILUTED	BASIC	DILUTED

Net income	$521,183	$521,183	$1,151,556	$1,151,556
Grant of employee stock options	1,820	1,820	6,300	6,300
Adjusted net income	523,003	523,003	1,157,856	1,157,856

Weighted average shares outstanding	1,802,846	1,802,846	1,802,846	1,802,846
Effect of dilutive securities:
Stock options & warrants	—	442,852	—	378,609
	1,802,846	2,245,698	1,802,846	2,181,455

Per-share amount	$0.29	$0.24	$0.64	$0.53

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	BASIC	DILUTED	BASIC	DILUTED

Net income	$231,782	$231,782	$632,260	$632,260

Weighted average shares outstanding	1,802,850	1,802,850	1,802,803	1,802,803
Effect of dilutive securities:
Stock options & warrants	—	261,061	—	214,026
	1,802,850	2,063,911	1,802,803	2,016,829

Per-share amount	$0.13	$0.11	$0.35	$0.31

Stock Compensation Plans

In the fourth quarter of 2003, we adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, in accordance with the prospective transition method prescribed in SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” The fair value based method has been applied prospectively to awards granted subsequent to December 31, 2002. Awards granted in years prior to 2003 will continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value will continue to be disclosed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income – as reported	$521,183	$231,782	$1,151,556	$632,260
Net income – pro forma	456,706	188,691	963,462	459,897

Basic income per share
As reported	$.29	.13	$.64	.35
Pro forma	.25	.10	.53	.25
Fully diluted income per share
As reported	$.24	.11	$.53	.31
Pro forma	.20	.09	.44	.23

The weighted average fair value per share of options granted in the nine-month periods ended September 30, 2004 and 2003 amounted to $1.94 and $1.62, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6.0%, risk free interest rate of 1.00% and 1.25% for 2004 and 2003, respectively, and expected lives of the options of seven years in all periods presented.

Item 2.                    Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following is a discussion of our financial condition as of and for the three-month and nine-month periods ended September 30, 2004 and 2003.  These comments should be read in conjunction with our condensed consolidated unaudited financial statements and accompanying footnotes appearing in this report.

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to:

•      significant increases in competitive pressure in the banking and financial services industries;

•      changes in the interest rate environment which could reduce anticipated or actual margins;

•      changes in political conditions or the legislative or regulatory environment;

•      general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•      changes occurring in business conditions and inflation;

•      changes in technology;

•      changes in monetary and tax policies;

•      the level of allowance for loan loss;

•      the rate of delinquencies and amounts of charge-offs;

•      the rates of loan growth;

•      adverse changes in asset quality and resulting credit risk-related losses and expenses;

•      loss of consumer confidence and economic disruptions resulting from terrorist activities;

•      changes in the securities markets; and

•      other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense of our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have presented information to assist in our description of these measures, including the average balance for the three and nine months ended September 30, 2004 and 2003 for each category of our assets and liabilities, as well as the yield we earned on the rate we paid with respect to each category.  This information shows that our loans typically provide higher interest rate yields than do other types of interest-earning assets, which is why we intend to direct a substantial percentage of our earning assets into our loan portfolio.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  Some of the more critical judgments suporting the amount of our allowance for loan losses include judgements about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the discussion under Allowance for Loan Losses section of this report for a detailed description of our estimation process and methodology related to the allowance for loan losses.

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

During 2002, we changed our bank’s name to First National Bank of the South although we continue to do business in Spartanburg County as First National Bank of Spartanburg. We also formed a strategic alliance with Colonial Trust Company in 2002 to provide trust and asset management services to our customers. On March 15, 2004, we announced the formation of a small business lending division based in Greenville, South Carolina. The division operates under the name of First National Business Capital. On October 13, 2004, we announced our plans to open a loan production office in Mount Pleasant, South Carolina.  We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

Total assets at September 30, 2004 of $224.8 million increased 24.5% over total assets of $180.6 million at December 31, 2003 and consisted principally of loans, net of loan loss allowance of $173.9 million; federal funds sold and resale agreements of $503,000; securities available for sale of $36.3 million; property, at cost less accumulated depreciation, of $4.3 million; and other assets of $5.3 million, consisting principally of $2.7 million in bank-owned life insurance contracts and $1.1 million in stock investments in the Federal Home Loan Bank and the Federal Reserve Bank.

At September 30, 2004, the bank’s loan portfolio consisted primarily of $114.7 million of commercial real estate loans, $21.6 million of commercial business loans, and $39.8 million of consumer and home equity loans.  We are continuing to decrease the bank’s federal funds sold balances in order to increase the loan portfolio. However, the primary source of funding the loan portfolio is the maturity of investment securities and deposits that are acquired.

Our liabilities at September 30, 2004 were $211.4 million, an increase of 25.6% over liabilities at December 31, 2003 of $168.3 million, and consisted principally of deposits of $188.6 million.  The $188.6 million in deposits consisted primarily of $132.5 million in certificates of deposit, $21.7 million of money market and savings accounts and $34.3 million in checking accounts.   We believe that conditions in the past several years have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

We have advanced an additional $6.35 million, net of repayments, on our available borrowings from the Federal Home Loan Bank of Atlanta since December 31, 2003 to fund loan commitments and to manage our overall interest rate risk position.

Total shareholders’ equity increased by $1,165,325 from December 31, 2003 to September 30, 2004, primarily due to the net income generated during the period. However, the increase was offset by the decrease of $7,529 in the unrealized loss on securities available for sale to $21,315, net of income tax effect.

At September 30, 2004, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2003. We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider these losses to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to the availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss. See the “Liquidity” section for a more detailed discussion of our available liquidity sources. We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

At September 30, 2004, through the operations of our bank, we had issued commitments to extend credit of $42.0 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $675,000 at September 30, 2004.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

The bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $18.5 million.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 15% of the total assets of the bank.  The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 93.4% at September 30, 2004 as compared to 84.3% at December 31, 2003.

We believe that the bank’s existing stable base of core deposits along with continued growth in our deposit base and access to available lines of credit from our correspondent banks will enable us to successfully meet our long term liquidity needs.

Capital

We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies and our bank is considered to be “well-capitalized”.   The following table sets forth our various capital ratios at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003
	The company	The bank	The company	The bank

Total risk-based capital	12.61%	12.27%	12.91%	12.28%

Tier 1 risk-based capital	10.26%	10.96%	11.64%	11.02%

Leverage capital	7.88%	8.44%	8.65%	8.20%

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

 On December 19, 2003 and April 30, 2004, respectively, FNSC Capital Trust I and FNSC Statutory Trust II were formed to issue a total of $6 million in floating rate trust preferred securities. We consolidated the trust subsidiaries into our consolidated financial statements as of September 30, 2004 and December 31, 2003. Under the provisions of FASB Interpretation No. 46 (“FIN 46”), we are allowed to consolidate the trust subsidiaries in our consolidated financial statements until 2004. As a small business issuer reporting under SEC Regulation S-B, we may delay deconsolidation until December 31, 2004.

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

Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time.  As of September 30, 2004, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended September 30, 2004 and 2003

We recognized net income of $521,183, or $.24 per diluted share, for the three-month period ended September 30, 2004 compared to net income of $231,782, or $.11 per diluted share, for the three-month period ended September 30, 2003.

Net Interest Income

Net interest income, the largest component of our income, was $1,723,895 and $1,163,465, respectively, for the three months ended September 30, 2004 and 2003, or an increase of 48.2%.  This increase in net interest income reflects the continued growth in the level of our earning assets and an increase in the bank’s net interest margin due to an increase of 75 bp in the prime rate during the quarter ended September 30, 2004.

Interest income of $2,765,528 and $1,905,404 for the three months ended September 30, 2004 and 2003, respectively, includes $2,370,510 and $1,613,077 on loans; $378,475 and $266,750 on investment securities, and $16,543 and $25,577 on federal funds sold and other investments.

  Average loans for the three months ended September 30, 2004 and 2003 were $170.7 million and $116.7 million, respectively.  The average yields on loans for the three months ended September 30, 2004 and 2003 were 5.5% and 5.5%, respectively.  The average yields on loans decreased during the quarter ended September 30, 2004 due to the repricing of maturing fixed-rate loans at lower interest rates.  This decrease was offset by the yield increase following the prime rate increases during the quarter.

Average investments for the three months ended September 30, 2004 and 2003 were $37.0 million and $12.0 million, respectively.  The average yields on investments for the three months ended September 30, 2004 and 2003 were 4.1% and 3.6%, respectively on a tax equivalent basis.  The increase in the average yield on investments resulted from the increase in the duration of the investment portfolio from 4.12 years at September 30, 2003 to 5.15 years at September 30, 2004, primarily due to the relative increase in municipal bond investments in the portfolio since the third quarter of 2003.

Interest expense on deposits was $907,883 and $701,652 for the three months ended September 30, 2004 and 2003, respectively.  This increase is primarily due to the increase in the level of interest-bearing deposits over the past twelve months.  The average balance of deposits was $184.7 million and $140.6 million and the weighted rate on deposits was 2.0% and 2.1% for the three months ended September 30, 2004 and 2003, respectively.  The decrease in the average rate paid reflects the decrease in the general market rates of interest paid on deposits as prompted by successive decreases in prime rate by the Federal Reserve during the last three years prior to the increase in the prime rate of 75 bp that occurred during the three months ended September 30, 2004.

Interest expense on debt associated with trust preferred securities issued by our trust subsidiaries was $66,586 for the three-month period ended September 30, 2004 or a weighted average rate of 4.4%.

 Interest expense on FHLB advances was $62,406 and $40,287 for the three months ended September 30, 2004 and 2003, respectively.  This increase is due to the additional borrowings incurred over the past twelve months.  The average balance of FHLB advances was $13.7 million and $9.1 million, respectively, or a weighted average cost of 1.8% and 1.8%, respectively.

We also incurred $4,758 in interest expense on short-term federal funds purchased during the three months ended September 30, 2004 to fund our bank’s overnight liquidity needs.

Our consolidated net interest margin for the three months ended September 30, 2004 and 2003 was 3.22% and 3.03%, respectively and our earning assets averaged $209.4 million and $153.3 million, respectively. The increase in the net interest margin is due to the increase in the net spread on earning assets resulting from the decreased cost of funds due to continued repricing of maturing time deposits at lower interest rates as well as the relative increase in our average loans as a percentage of average earning assets.  The margin has also increased following the increase of 75 bp in the prime rate by the Federal Reserve during the three months ended September 30, 2004 as the bank’s interest rate risk position is asset-sensitive.  The net interest margin is calculated as annualized net interest income divided by average earning assets.

Provision for Loan Losses

Included in the statements of operations is a non-cash expense of $193,190 and $130,423 for the three months ended September 30, 2004 and 2003, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2,201,229 and $1,630,488 as of September 30, 2004 and December 31, 2003, or 1.25% of gross loans, respectively.

The following table sets forth the changes in the allowance for loan losses during the three-month periods ended September 30, 2004 and 2003.

	2004	2003

Balance, beginning of period	$2,020,444	$1,399,347
Provision charged to operations	193,190	130,423
Loans charged off	(12,705)	(38,459)
Recoveries on loans previously charged off	300	—

Balance, end of period	$2,201,229	$1,491,311

Net loan charge-offs amounted to .03% of average loans outstanding for the three months ended September 30, 2004.

During the third quarter of 2004 and 2003, respectively, we charged off approximately $13,000 and $38,000 in balances that were deemed to be uncollectible. The majority of the amounts charged off in both years were balances on commercial business loans.

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

There were approximately $151,000 in loans on nonaccrual status at September 30, 2004. There were approximately $251,000 in loans on nonaccrual status at September 30, 2003.  There were no loans past due 90 days or more that were still accruing interest at September 30, 2004 or 2003.

 Noninterest Income and Expense

Non-interest income totaled $530,690 and $368,660 for the three-month periods ended September 30, 2004 and 2003, respectively, or an increase of 44%.  Mortgage loan fees from our correspondent banks decreased from $80,576 during the three-month period ended September 30, 2003 to $13,105 for the three month period ended September 30, 2004 or approximately 84% as a result of the reduction in mortgage refinancing activity since the third quarter of 2003. However, this decrease in noninterest income was offset by $181,069 in gains on the sale of the guaranteed portion of SBA loans and $34,707 in gains on the sale of investment securities.  The sales of investment securities were executed to reduce the duration of the investment portfolio and minimize the level of interest rate risk in the portfolio. The income from SBA loan sales was generated on loans produced by our small business lending division which began operations in March 2004.

We incurred noninterest expense of $1,274,941 and $1,041,773 for the three-month periods ended September 30, 2004 and 2003, respectively.  Although total non-interest expenses increased $233,168 over the same period in 2003, improved efficiency of banking operations resulted in this category increasing only 22% as compared to the same period last year while gross income (net interest income plus noninterest income) increased by 47%.  These expenses consisted primarily of $726,902 and $546,818 of salaries and benefits and $140,014 and $138,308 of occupancy and equipment expense for the three-month periods ended September 30, 2004 and 2003, respectively. In addition, $70,067 and $66,290 was incurred for public relations expense and $99,190 and $94,782 was incurred for data processing, ATM and internet banking expense for the three-month periods ended September 30, 2004 and 2003, respectively.  A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth including the addition of our Greenville loan production office opened on March 15, 2004, and the increased costs associated with growth in customer transaction processing and public relations and advertising expenditures due to the resulting increase in our customer base.

Included in the line item “other expenses” which increased $48,168 or 42.2% between the three-month periods ended September 30, 2004 and 2003 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

Our effective tax rate was 33.7% and 35.6% for the three-month periods ended September 30, 2004 and 2003, respectively.  The decrease in the effective tax rate occurred due to an increase in the amount of nontaxable income earned during 2004 from increased levels of municipal securities in our investment portfolio.

Comparison of Results of Operations Between the Nine Months Ended September 30, 2004 and 2003

We recognized net income of $1,151,556 or $.53 per diluted share, for the nine-month period ended September 30, 2004 compared to net income of $632,260, or $.31 per diluted share, for the nine-month period ended September 30, 2003.

Net Interest Income

Net interest income, the largest component of our income, was $4,578,670 and $3,283,803, respectively, for the nine months ended September 30, 2004 and 2003, or an increase of 39.4%.  This increase in net interest income reflects the continued growth in the level of earning assets since opening the bank.

Interest income of $7,318,925 and $5,534,057 for the nine months ended September 30, 2004 and 2003, respectively, includes $6,201,577 and $4,650,975 on loans; $1,065,761 and $777,601 on investment securities, and $51,587 and $105,481 on federal funds sold and other investments.

Average loans for the nine months ended September 30, 2004 and 2003 were $153.4 million and $108.8 million, respectively.  The average yields on loans for the nine months ended September 30, 2004 and 2003 were 5.4% and 5.7%, respectively. The average yield on loans decreased primarily due to the repricing of maturing fixed-rate loans at lower interest rates due to the current historically low interest rate environment, net of the yield increase resulting from the increases in the prime rate during the nine months ended September 30, 2004.

Average investments for the nine months ended September 30, 2004 and 2003 were $35.0 million and $26.3 million, respectively.  The average yields on investments for the nine months ended September 30, 2004 and 2003 were 4.1% and 3.9%, respectively on a tax equivalent basis.  The increase in the average yield on investments resulted from the increase in the average life of the investment portfolio from 4.12 years at September 30, 2003 to 5.15 years at September 30, 2004, primarily due to the relative increase in municipal bond investments in the portfolio since the third quarter of 2003.

Interest expense on deposits was $2,429,755 and $2,138,926 for the nine months ended September 30, 2004 and 2003, respectively.  This increase is primarily due to the increase in the level of interest-bearing deposits over the past twelve months. The average balance of deposits was $170.2 million and $131.6 million and the weighted rate on deposits was 1.9% and 2.2% for the nine months ended September 30, 2004 and 2003, respectively.  The decrease in the average rate paid reflects the decrease in general market rates of interest paid on deposits as prompted by successive decreases in the prime rate by the Federal Reserve during the last three years prior to the increase in the prime rate of 75 bp that occurred during the nine months ended September 30, 2004.

Interest expense on FHLB advances was $151,595 and $111,328 for the nine months ended September 30, 2004 and 2003, respectively.  This increase is due to the additional borrowings incurred over the past twelve months.  The average balance of FHLB advances was $11.7 million and $8.1 million, respectively or a weighted average cost of 1.7% and 1.8%, respectively.

Interest expense on debt associated with trust preferred securities issued by our trust subsidiaries was $152,463 for the nine-month period ended September 30, 2004 or a weighted average rate of 4.2% on an average balance of $4.6 million.

Our consolidated net interest margin for the nine months ended September 30, 2004 and 2003, respectively, was 3.22% and 3.03% and our earning assets averaged $189.8 million and $144.7 million. The increase in the net interest margin is due primarily to the increase of 75 bp in the prime rate by the Federal Reserve during the three months ended September 30, 2004 as the bank’s interest rate risk position is asset-sensitive. The margin has also increased following the increase in the net spread of earning assets resulting from the decreased cost of funds due to continued repricing of maturing time deposits at lower interest rates as well as the relative increase in our average loans as a percentage of our average earning assets.  The net interest margin is calculated as annualized net interest income divdided by average earning assets.

Provision for Loan Losses

Included in the statements of operations is a non-cash expense of $593,506 and $367,755 for the nine months ended September 30, 2004 and 2003, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2,201,229 and $1,630,488 as of September 30, 2004 and December 31, 2003, or 1.25% of gross loans, respectively.

The following table sets forth the changes in the allowance for loan losses during the nine-month periods ended September 30, 2004 and 2003.

	2004	2003

Balance, beginning of period	$1,630,488	$1,163,977
Provision charged to operations	593,506	367,755
Loans charged off	(24,428)	(40,621)
Recoveries on loans previously charged off	1,663	200

Balance, end of period	$2,201,229	$1,491,311

Net loan charge-offs amounted to .02% of average loans outstanding for the nine months ended September 30, 2004.

During the nine-month periods ended September 30, 2004 and 2003, we charged off approximately $24,000 and $41,000 respectively in balances that were deemed to be uncollectible. The majority of the amounts charged off were balances on commercial business loans.

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

There were approximately $151,000 in loans on nonaccrual status at September 30, 2004. There were approximately $251,000 in loans on nonaccrual status at September 30, 2003.  There were no loans past due 90 days or more that were still accruing interest at September 30, 2004 or 2003.

Noninterest Income and Expense

Non-interest income totaled $1,268,714 and $1,076,459 for the nine-month periods ended September 30, 2004 and 2003, respectively.  Mortgage loan fees from our correspondent banks decreased from $211,445 during the nine-month period ended September 30, 2003 to $68,326 during the nine month period ended September 30, 2004 or approximately 68% as a result of the reduction in mortgage refinancing activity since the third quarter of 2003.  However, this decrease in noninterest income was offset by $181,069 in gains on the guaranteed portion of the SBA loans and $159,580 in gains on the sale of investment securities.  A portion of the sales of investment securities were executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.  The remaining sales were executed to reduce the duration of the investment portfolio and minimize the level of interest rate risk in the portfolio.  The income from SBA loan sales was generated on loans produced by our small business lending division which began operations in March 2004.

We incurred noninterest expense of $3,560,412 and $3,012,040 for the nine-month periods ended September 30, 2004 and 2003, respectively. Although total non-interest expenses increased $548,372 over the same period in 2003, improved efficiency of banking operations resulted in this category increasing only 18% as compared to the same period last year while gross income (net interest income plus noninterest income) increased by 34%. These expenses consisted primarily of $1,946,470 and $1,584,669 of salaries and benefits and $417,809 and $411,930 of occupancy and equipment expense for the nine-month periods ended September 30, 2004 and 2003, respectively.  In addition, $230,410 and $185,348 was incurred for public relations expense and $283,477 and $269,279 was incurred for data processing, ATM and internet banking expense for the nine-month periods ended September 30, 2004 and 2003, respectively.  A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth including the addition of our Greenville loan production office opened on March 15, 2004, and the increased costs associated with growth in customer transaction processing due to the resulting increase in our customer base.

Included in the line item “other expenses” which increased $77,977 or 23.5%, between the nine-month periods ended September 30, 2004 and 2003 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

Our effective tax rate was 32.0% and 35.5% for the nine-month periods ended September 30, 2004 and 2003, respectively.  The decrease in the effective tax rate occurred due to an increase in the amount of nontaxable income earned during 2004 from increased levels of municipal securities in our investment portfolio.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2004. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None

Item 6.          Exhibits

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2 Rule 13a-14(a) Certification of the Chief Financial Officer.

32    Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: November 15, 2004	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
Chief Executive Officer

Date: November 15, 2004	By:	/s/ Kitty B. Payne
Kitty B. Payne
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.