Form 10KSB
period 2004-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2005-03-31
CIK 1095274

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file no. 000-30523

First National Bancshares, Inc.

(Name of Small Business Issuer in Its Charter)

South Carolina	58-2466370

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

215 N. Pine St.
Spartanburg, S.C.	29302

(Address of Principal Executive Offices)	(Zip Code)

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
Yes     ☒       No     ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

          The issuer’s revenues (total interest income plus noninterest income) for its most recent fiscal year were  $8,283,774.  As of March 1, 2005, 1,802,846 shares of Common Stock were issued and outstanding.

          The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2005 was $28,677,348. This calculation is computed by reference to the closing price of our common stock as reported on the OTC Electronic Bulletin Board on March 1, 2005, of $27.00 per share.

          Transitional Small Business Disclosure Format.  (Check one):  Yes     ☐       No     ☒

DOCUMENTS INCORPORATED BY REFERENCE

Company’s 2004 Annual Report	Part II
Company’s Proxy Statement for the 2005 Annual Shareholders Meeting	Part III

Part II.

Item 1.     Description of Business

          This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including those factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

General

          First National Bancshares, Inc. was incorporated on July 14, 1999 in South Carolina for the purpose of operating as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Bank Holding Company Act and to purchase 100% of the issued and outstanding stock of First National Bank of Spartanburg, an association organized under the laws of the United States, to conduct a general banking business in Spartanburg, South Carolina. During 2002, we adopted a resolution changing the bank’s legal name to First National Bank of the South, which continues to do business in Spartanburg County as First National Bank of Spartanburg.

          On November 10, 1999, we commenced our initial public offering and completed the sale of 1,800,000 shares of our common stock at $6.67 per share on February 10, 2000.  The offering raised approximately $11,800,000 net of sales expenses and commissions.  These figures reflect the 3 for 2 stock split distributed on March 1, 2004.

          Our directors and executive officers purchased 726,150 shares of common stock at $6.67 per share, for a total of $4,847,000.  Upon purchase of these shares, we issued stock warrants to the organizers to purchase an additional 470,000 shares of common stock for $6.67 per share.  The warrants, which are represented by separate warrant agreements, vest ratably over a five-year period beginning on February 10, 2000 and will be exercisable in whole or in part during the ten-year period following the grant date.

          We used $11 million of the proceeds from our initial public offering to capitalize the bank which opened for business on March 27, 2000 in a temporary location at 451 E. St. John St. that was also the headquarters of the holding company.  The bank opened its second full-service banking office at 2680 Reidville Road in Spartanburg on July 14, 2000 and opened its third full-service office at 3090 Boiling Springs Road in Boiling Springs, South Carolina on August 24, 2001.  We completed the construction of our permanent main office at 215 N. Pine St. and moved our headquarters and a full-service banking office to this location on February 5, 2001.

          In August 2002, we announced the formation of a strategic alliance with Colonial Trust Company to offer trust and investment management services. Colonial is the oldest private trust company in South Carolina and has offices in Spartanburg and Greenville. On December 19, 2003, we formed FNSC Capital Trust I, a statutory trust, to issue floating rate securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities.  On April 30, 2004, we formed FNSC Statutory Trust II to issue floating rate trust preferred securities having an aggregate liquidation amount of $3 million in a pooled offering.

          On March 15, 2004, we announced the formation of a small business lending division based in Greenville, South Carolina. The division operates under the name First National Business Capital.  On October 15, 2004, we opened a loan production office in a temporary location in Mount Pleasant, South Carolina, as we search for a site for a full service office in the Charleston market.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

          We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all.  Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand and, consequently, our historical results of operations may not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

          Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

          We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

          There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would result in a decrease of our net income and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

          Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Spartanburg County area, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

          Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Spartanburg County and, to a lesser extent, in Greenville County.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 86% of our interest income for the year ended December 31, 2004.  If an economic downturn occurs in the economy as a whole, or especially in the Spartanburg County area, borrowers may be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

          Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.  After operating in a historically low interest rate environment, the Federal Reserve raised short-term interest rates five times during 2004.  We anticipate that we will benefit from a rising interest rate environment as our interest rate risk position is asset-sensitive.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

          Jerry L. Calvert, our President and Chief Executive Officer, has extensive and long-standing ties within our primary market area and he has contributed significantly to our growth.  If we lose the services of Mr. Calvert, he would be difficult to replace and our business and development could be materially and adversely affected.  To that end, we have an employment agreement with Mr. Calvert and carry $500,000 of insurance on his life payable to the bank.

          Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel.  The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

          We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

          The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

          The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We have experienced, and expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act of 2002.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

          We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, we may need to raise additional capital.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to pay higher interest rates to attract clients.

          The banking business is highly competitive, and we experience competition in our market from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.  We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our client base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  There is a risk that we will not be able to compete successfully with other financial institutions in our market and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

          We may seek to acquire other financial institutions or parts of those institutions.  We may also expand into new markets, lines of business or offer new products or services.  These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management and market risks with respect to a target institution;

•

the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices, as well as the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

Marketing Focus

          The bank has positioned itself as a locally-owned and operated bank organized to serve consumers and small-to mid-size businesses and professional concerns.  Because there are few locally owned banks left in Spartanburg, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors.  In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop our image as a local bank with an individual focus, we are actively leveraging our community-oriented Board of Directors, convenient branch locations and local services and decision making to attract and retain customers.  We are also seeking to replicate this strategy in high-growth markets outside Spartanburg County.

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

Location and Service Area

          Spartanburg County has a growing and dynamic economic environment that supports the bank.  It is South Carolina’s fourth most populous county with over 261,780 residents.  The county and surrounding area are home to more than 100 international firms, including BMW, Springs Industries, Michelin Tire Company, Advantica, Milliken & Company, J M Smith Corporation and Spartanburg Regional Medical Center, all of which support a stable business foundation and a skilled labor force.  The presence of companies like these has resulted in Spartanburg County having the highest per capita international investment of any area in the United States.

          More than 500 manufacturing firms also call Spartanburg County home.  While the textile industry is still a major component in the industrial community, Spartanburg County has diversified its economy over the last 30 years to include such clusters as automotive and automotive-related industry, food processing and packaging, metalworking and stamping, as well as a wide variety of other industrial segments.

          Our primary service area consists of Spartanburg County, South Carolina, with a focus on the ten-mile radius of our main office and our branch offices at 2680 Reidville Road and 3090 Boiling Springs Road in Boiling Springs, South Carolina.  Our main office is located at 215 N. Pine St. in downtown Spartanburg and provides excellent visibility for the bank.

          Our anticipated expansion plans include opening additional branches strategically located to extend the market reach of our bank, within our primary service area, as well as to other high-growth markets, while increasing our personal service delivery capabilities to all of our customers.  South Carolina offers one of the country’s most progressive business environments, as well as its most efficient container port.  As a result, approximately 350 European-owned operations are located within the state.  We plan to take advantage of existing contacts and relationships with individuals and companies in the high-market areas where some of these companies are located to more effectively market the services of the bank.

Deposit Services

          We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts and time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and certificates of deposit are tailored to our primary market area at rates competitive to those offered in the Spartanburg area.  In addition, we offer certain retirement account services, such as Individual Retirement Accounts (IRAs).  We solicit these accounts from individuals, businesses, associations, organizations and governmental authorities.

Lending Activities

          General.  We emphasize a range of lending services, including real estate, commercial and consumer loans to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their business in the bank’s market area.  We intend to originate quality, profitable loans which will benefit the area’s economy and promote the growth of the bank.  Management has focused on maintaining a quality loan portfolio and accepting only those credit risks which meet the bank’s underwriting standards.

          Real Estate and Mortgage Loans.  One of the primary components of our loan portfolio is loans secured by first or second mortgages on real estate.  These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans, including home equity loans.  Interest rates for all categories may be fixed or adjustable and will more likely be fixed for shorter-term loans.  Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis.   We generally charge an origination fee for each loan.

          Real estate loans are subject to the same general risks as other loans.  The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the bank’s borrowers.  They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  In addition, we typically require personal guarantees of the principal owners of the property backed with a review of the personal financial statements of the principal owners.

          The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination.  The bank currently originates residential real estate loans through a correspondent bank and is, therefore, not subject to interest rate and credit risk on these loans.

          Commercial Loans.  We make loans for commercial purposes in various lines of businesses. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured or, if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.  Equipment loans are typically made for a term of five years or less at fixed or variable rates with the loan fully amortized over the term, secured by the financed equipment and with a loan-to-value ratio of 80% or less.  Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and/or personal guarantees of the principals of the business.  We also make small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and 504 program.  These loans are typically partially guaranteed by the government, which may help to reduce our risk.  Government guarantees of SBA loans do not exceed 80% of the loan value and will generally be less.  We usually sell the portion of loans that are secured by the SBA guarantee in the secondary market to provide additional liquidity and to provide a source of non interest income.

          As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  The well-established banks in these areas make proportionately more loans to medium to large-sized businesses than we do.  Many of our commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

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

          Underwriting Procedures, Collateral and Risk.    We use our established credit policies and procedures when underwriting each type of loan.  Although there are minor variances in the characteristics and criteria for each loan type which may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

•	Character – we determine that the borrower has sound character and integrity by examining the borrower’s history.
•	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
•	Collateral – we determine that the collateral is adequate from the standpoint of quality, marketability, value and income potential.
•	Capacity – we evaluate the borrower’s ability to service the debt.
•	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

          It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending.  We generally limit our loan-to-value ratio to 80%.  We obtain a security interest in real estate for loans secured by real estate, including construction and development loans and other commercial loans.  For commercial loans, we obtain security interests in equipment and other company assets.  For consumer loans used to purchase vehicles, we obtain appropriate title documentation.  For secured loans that are not associated with real estate or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we obtain other available collateral, such as stocks and bonds.

          Each type of loan carries a credit risk, which is simply defined as the potential that the borrower will not be willing or able to repay the debt.  While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.  Real estate loans are sensitive to fluctuations in the value of the real estate securing the loan.  Certain types of real estate have specific risk characteristics that vary according to the type of collateral that secures the loan, the terms of the loan, and the repayment sources of the loan.

          Commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt.  Often, this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.  Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties.  These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property.  Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period and rising interest rates which may slow the sale of the property are all risks unique to this type of loan.  Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates.

          Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment.  Agricultural loans carry the risk of crop failure which adversely impacts both the borrower’s ability to repay the loan and the value of the collateral.

          By following defined underwriting criteria noted above, we can help to reduce these risks.  Additionally, we help to reduce the risk that the underlying collateral may not be sufficient to repay the outstanding balances by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios.  We control risks by limiting the concentration of our loan portfolio in any one type of loan.  A concentration of credit report based upon NACIS code is reviewed on a quarterly basis by our Board of Directors.

          Loan Approval and Review.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the management loan committee or the directors’ loan committee.  We do not make any loans to any of our directors or executive officers unless the loan is approved by the Board of Directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.  We adhere to Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guidelines in our residential mortgage loan review process, but may choose to alter this policy in the future.  We currently originate our residential mortgage loans through a correspondent bank.

          Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, we are subject to a legal limit on loans to a single borrower equal to 15% of the bank’s total lending capital and unimpaired surplus.  Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank.  These limits increase or decrease as our capital increases or decreases.

          Based upon the regulatory capital level of the bank at December 31, 2004 of $21.3 million, we had a legal lending limit of approximately $3.2 million.  We actively engage in selling participations in our loans to other financial institutions in order to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.  We compete for real estate loans with a number of competitors that are well-established in our market areas and have substantially greater resources and lending limits.  As a result, we occasionally must charge a lower interest rate to attract borrowers.

Other Banking Services

          We offer other banking services including drive-up ATM’s, safe deposit boxes, traveler’s checks, direct deposit, U.S. Savings Bonds and banking by telephone.  We activated our website and First National Online, our internet banking product, on February 20, 2001.  In addition, we introduced our internet-based commercial cash management product in October of 2001.

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

          As of June 30, 2004, total deposits in our primary service area were $2.72 billion, which represented an 8.27% deposit growth rate from 2003.  Our market share as of this date was 6.55%, an increase of 17% over our market share in 2003 of 5.61%.  We plan to continue to grow our deposit base as we follow our strategic plan for expansion.  Of course, we cannot be sure that these deposit growth rates will continue or that we will accomplish this objective.

SUPERVISION AND REGULATION

          Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.

          Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years and additional changes have been proposed.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on our business and earnings in the future.

          The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

          In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001.  The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging.  The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

          On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which became effective October 28, 2004, gives a “substitute check,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

          This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

First National Bancshares, Inc.

          We own 100% of the outstanding capital stock of the bank and, therefore, we are considered to be a bank holding company under the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

          The Bank Holding Company Act.  Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require.  Our activities at the bank and holding company levels are limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•

acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

                    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.  Our common stock is registered under the Securities Exchange Act of 1934.  The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

          Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary, investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

          The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are described below under “First National Bank of the South - Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends will be subject to regulatory restrictions as described below in “First National Bank of the South – Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

          Source of Strength; Cross-Guarantee.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

          The Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act was signed into law on November 12, 1999.  Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act.  The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities.  The Act also authorizes activities that are “complementary” to financial activities.  We have not elected to become a financial holding company.

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

          South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions.  We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First National Bank of the South

          The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency.  The bank operates as First National Bank of Spartanburg in Spartanburg County.  The bank’s small business lending division operates under the name First National Business Capital.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

          The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

          The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises and furniture and fixtures.  The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

          Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency and state supervisor, when applicable.  The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

          National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director.  Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

          Deposit Insurance.   The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate.  The system takes into account the risks attributable to different categories and concentrations of assets and liabilities.  An institution is placed into one of three capital categories:  (1) well capitalized; (2) adequately capitalized or (3) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  Our FDIC assessment rate is currently 1A or .000036 per million of insured deposits, but may change in the future.  The FDIC may increase or decrease the assessment rate schedule on a semiannual basis.  An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

          The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

          Transactions with Affiliates and Insiders.  The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

          The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

          The Federal Reserve Board has recently issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•

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

          Dividends.  A national bank may not pay dividends from its capital.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus.

          Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency.  In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law and interstate merging by banks.  South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

          Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

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

          The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy.  These provisions require financial institutions to disclose their policy for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to the consumer.

          Other Regulations.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•

the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

          Capital Regulations.   The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums.  We have not received any notice indicating that either First National Bancshares, Inc. or First National Bank of the South is subject to higher capital requirements.  The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and the allowance for loan and lease losses.  Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

          Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50% or 100%.  In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies.  These computations result in the total risk-weighted assets.  Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating.  Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

          The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines.  The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.  The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

          The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures.  The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.  Currently, we qualify as “well capitalized.”

          Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.  The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories.  Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates, and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

          These capital guidelines can affect us in several ways.  If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends.  Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance or a combination of these factors could change our capital position in a relatively short period of time.  If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements.  In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.  A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits.  Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

          Enforcement Powers.  The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports, the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

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

          Proposed Legislation and Regulatory Action.  New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Location and Service Area

          We conduct a general commercial and retail banking business, emphasizing the needs of individuals and small- to medium-sized businesses.  We operate our banking business through our bank, First National Bank of Spartanburg.  Our main office is located at 215 N. Pine Street in Spartanburg, South Carolina.  We also operate two additional branch offices in Spartanburg County.  We primarily serve Spartanburg, South Carolina and the surrounding area.  We also have loan production offices located in Greenville and Mount Pleasant, South Carolina.

Competition

          The banking business is highly competitive.  We compete with other commercial banks, savings and loan associations, credit unions and money market mutual funds operating in the Spartanburg County area and our other market areas.  As of June 30, 2004, there were 15 depository institutions operating in Spartanburg County.  Some of these competitors have been in business for a long time and have already established their customer base and name recognition.  We believe that our community bank focus, with our emphasis on service to small businesses, individuals and professional concerns, gives us an advantage in the market.  Nevertheless, a number of these competitors have greater financial and personnel resources than we may have.   Most of them offer services such as extensive and established branch networks that we do not currently provide.   In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to our bank.  As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

Employees

          As of March 1, 2005, we had 56 employees, of which 45 were full time.  These employees provide the majority of their services to our bank.

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

          We opened a 3,500 square foot branch office on July 14, 2000 on the west side of Spartanburg on a one-acre outparcel of the Oak Grove Shopping Center at 2680 Reidville Road, Spartanburg, South Carolina 29301.  The branch has four drive-through banking stations and an automated teller machine.  We have a 20 year lease on the land and constructed the building at this location for approximately $611,000.  Furniture, fixtures and equipment for the branch cost approximately $217,000.

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

          We opened a loan production office on March 15, 2004 at 1204-A E. Washington Street in Greenville, South Carolina under a short-term operating lease.  We also opened a loan production office on October 15, 2004 at 1002 Anna Knapp Boulevard, Suite 2 in Mount Pleasant, South Carolina under a short-term operating lease.

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

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters.

          Our stock is quoted under the symbol “FNSC” on the OTC Bulletin Board.  Trading and quotations of the common stock have been limited and sporadic.  The ranges of prices known to management at which shares of stock have been traded during 2004 are $12.34 to $26.90.  As of March 1, 2005, there were 379 shareholders of record.

          Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from the our bank.  However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

          All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the Board of Directors.  To date, we have not paid cash dividends on our common stock.  We currently intend to retain earnings to support operations and finance expansion and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

          The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board for the periods indicated:

	2004		2003

	High	Low	High	Low

First Quarter	$17.00	$12.34	$10.50	$9.50
Second Quarter	21.50	17.50	11.33	9.77
Third Quarter	24.00	20.00	11.83	11.27
Fourth Quarter	26.90	21.25	12.67	11.67

          The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  Prices have been adjusted to reflect the 3 for 2 stock split distributed March 1, 2004.

Item 6.     Management’s Discussion and Analysis of Results of Operation

          In response to this Item, the information contained on pages 3 through 16 of our Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 7.     Financial Statements

In response to this Item, the information contained on pages 17 through 38 of our Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 8a.     Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item8b.     Other Information

          None.

Part III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          In response to this Item, the information contained on page 13 of our Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on April 19, 2005 is incorporated herein by reference.

Item 10.     Executive Compensation

          In response to this Item, the information contained on pages 5 through 7 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 is incorporated herein by reference.

Item 11.     Executive Security Ownership of Certain Beneficial Owners and Management

          In response to this Item, the information contained on pages 9 through 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 is incorporated herein by reference.

          The following table sets forth equity compensation plan information at December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders (1)	168,750	$7.32	98,400
Equity compensation plans not approved by security holders (2)	470,000	$6.67	—
Total	638,750	$6.84	98,400

(1)

We have the right to increase the number of shares of common stock available under the 2000 First National Bancshares, Inc. Stock Incentive Plan each time we issue additional shares so that it continues to equal 15% of our total outstanding shares.

(2)

Each of our organizers has received, for no additional consideration, a warrant to purchase two shares of common stock for $6.67 per share (adjusted for 3 for 2 stock split distributed on March 1, 2004) for every three shares purchased during our initial public offering.  The warrants are represented by separate warrant agreements.  One-fifth of the warrants vest on each of the first five anniversaries of the completion of the offering and they are exercisable in whole or in part during the ten-year period following that date.  The warrants may not be assigned, transferred, pledged or hypothecated in any way.  The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 12.Certain Relationships and Related Transactions

          In response to this Item, the information contained on page 13 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 is incorporated herein by reference.

Item 13.Exhibits

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

10.4

Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 4, 2005). *

10.5

Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 4, 2005). *

10.6

Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 4, 2005). *

10.7	First National Bancshares, Inc. 2000 Stock Incentive Plan and Form of Agreement (incorporated by reference to Exhibit 10.3 in the 10-KSB filed on March 30, 2004). *

13	Company 2004 Annual Report.

21	Subsidiaries of the Company.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

The exhibits listed above will be furnished to any security holder free of charge upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina 29304.

Item 14.Principal Accountant Fees and Services

          In response to this Item, the information contained on pages 12 through 13 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2005 is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: March 30, 2005	By:	/s/ JERRY L. CALVERT

President and Chief Executive Officer

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry L. Calvert and Norman F. Pulliam as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DAN ADAMS	Director	March 30, 2005

C. Dan Adams

/s/ MELLNEE G. BUCHHEIT	Director	March 30, 2005

Mellnee G. Buchheit

/s/ JERRY L. CALVERT	Director,	March 30, 2005
President,
Jerry L. Calvert	Chief Executive Officer

/s/ MARTHA CLOUD CHAPMAN	Director	March 30, 2005

Martha Cloud Chapman

/s/ W. RUSSEL FLOYD, JR.	Director	March 30, 2005

W. Russel Floyd, Jr.

/s/ C. TYRONE GILMORE, SR.	Director	March 30, 2005

C. Tyrone Gilmore, Sr.

/s/ GAINES W. HAMMOND, Jr., MD	Director	March 30, 2005

Gaines W. Hammond, Jr., M.D.

/s/ BENJAMIN R. HINES	Director	March 30, 2005

Benjamin R. Hines

/s/ WILLIAM A. HUDSON	Director	March 30, 2005

William A. Hudson

/s/ KITTY B. PAYNE	Chief Financial Officer,	March 30, 2005
Principal Financial and Accounting
Kitty B. Payne	Officer

/s/ NORMAN F. PULLIAM	Director, Chairman	March 30, 2005
of the Board
Norman F. Pulliam

/s/ PETER E. WEISMAN	Director	March 30, 2005

Peter E. Weisman

/s/ DONALD B. WILDMAN	Director	March 30, 2005

Donald B. Wildman

/s/ COLEMAN L. YOUNG, JR.	Director	March 30, 2005

Coleman L. Young, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-70589).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-70589).

4.1.

See Exhibits 3.1 and 3.2 for provisions in First National Bancshares’s Articles of Incorporation and Bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-70589).

4.2.	Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1	Employment Agreement dated July 20, 1999 between First National Bancshares and Jerry Calvert (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1.1	Form of Stock Warrant Agreement (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-70589).

10.1.2

Lease Agreement dated July 12, 1999 between First National Bancshares, Inc. and Oak Grove Associates, LLC (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-70589).

10.2

Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 4, 2005). *

10.5

Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 4, 2005). *

10.6

Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on February 4, 2005). *

10.7	First National Bancshares, Inc. 2000 Stock Incentive Plan and Form of Agreement (incorporated by reference to Exhibit 10.3 in the 10-KSB filed on March 30, 2004). *

13	Company 2004 Annual Report.

21	Subsidiaries of the Company.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

Exhibit 13

2004 Annual Report of the Company

Exhibit 21

Subsidiaries of the Company

First National Bank of the South
FNSC Capital Trust I
FNSC Capital Trust II

Exhibit 31.1

Rule 13a-14(a) Certification of the Chief Executive Officer

I, Jerry L. Calvert, president and chief executive officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First National Bancshares, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 29, 2005	By:	/s/ JERRY L. CALVERT

Jerry L. Calvert
President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a) Certification of the Chief Financial Officer

I, Kitty B. Payne, chief financial officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of First National Bancshares, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 29, 2005	By:	/s/ KITTY B. PAYNE

Kitty B. Payne
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of First National Bancshares, Inc. (the “Company”), each certify that, to his knowledge on the date of this certification:

1.

The annual report of the Company for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on this date (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 29, 2005	By:	/s/ JERRY L. CALVERT

Jerry L. Calvert
President and Chief Executive Officer

Date: March 29, 2005	By:	/s/ KITTY B. PAYNE

Kitty B. Payne
Chief Financial Officer

2004 Annual Report

FIRST NATIONAL®
BANCSHARES, INC.

OUR LOCATIONS

FIRST NATIONAL
BANK OF SPARTANBURG

Main Office
Marilyn Smith, Manager
216 North Pine Street
Spartanburg, SC 29302
Phone: 864-948-9001

Westside Office
Bob Hayes, Manager
2680 Reidville Road
Spartanburg, SC 29301
Phone: 864-576-7220

Boiling Springs Office
Foster Alexander, Manager
3090 Boiling Springs Road
Boiling Springs, SC 29316
Phone: 864-578-8600

FIRST NATIONAL
BUSINESS CAPITAL

John Bickley, Manager
1204 A East Washington Street
Greenville, SC 29601
Phone: 864-233-3318

FIRST NATIONAL
BANK OF THE SOUTH

Rudy Gill, Market President
1002 Anna Knapp Boulevard, Suite 2
Mount Pleasant, SC 29646
Phone: 843-971-6977

OUR MISSION

"Our mission is to be the premier bank in our markets that exceeds the expections of our customers, employees, stockholders and the community and to provide quality, competitive financial products and services with a team of friendly, well-trained professionals."

LETTER TO SHAREHOLDERS

March 29, 2005

Dear Fellow Shareholders:

On behalf of our board of directors, we are pleased to report your company’s 2004 financial results.  During 2004, our net income grew to $1,815,177, an increase of 98.2% over 2003’s net income of $915,726.  Net income per diluted share for 2004 was $0.83 or an increase of 84.4% over $0.45 per diluted share for 2003.

Net income for the fourth quarter ended December 31, 2004 was $663,621 or $0.29 per diluted share, compared to $283,466 or $0.14 per diluted share for the same period last year.

Loans grew to a year-end total of $188.5 million, an increase of 44.5% over total loans as of December 31, 2003 of $130.4 million.  Total assets were $236.3 million as of December 31, 2004 compared with $180.7 million as of December 31, 2003, an increase of 30.8%.  Deposits were $191.8 million as of December 31, 2004, compared to $154.7 million as of December 31, 2003, or an increase of 24%.

During 2004, we doubled our earnings to $1.8 million and grew our assets in excess of 30% over 2003, surpassing our goals in these areas.  Many factors contributed to these and other outstanding achievements during 2004 including consistent strong loan growth along with outstanding credit quality, steady improvement in our net interest margin and continued improvement in the efficiency of our operations.  In addition, our Greenville and Mount Pleasant loan production offices each posted impressive results after less than one year of operations.

We are fortunate to have an outstanding group of employees and directors to lead us to these impressive results.  We plan to further expand our customer base during 2005 from our position as the bank with the fifth largest deposit market share in Spartanburg County.

We are focused on attaining our goal of 35% growth in assets for 2005 as we follow our strategic plan for further expansion.  We thank you for your support and involvement.  Please continue to call on us for all of your banking needs.

/s/ JERRY L. CALVERT	/s/ NORMAN PULLIAM

Jerry L. Calvert	Norman Pulliam
President & CEO	Chairman

FINANCIAL HIGHLIGHTS

The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report. The shares outstanding, closing stock price and per share amounts for 2003 have been restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

	As of or for the year ended December 31,

	2004	2003	% Change

Loans	$188,507,593	$130,420,985	44.5%
Deposits	$191,811,128	$154,733,021	24.0%
Total Assets	$236,343,900	$180,663,140	30.8%
Shareholders’ Equity	$13,911,447	$12,228,496	13.8%
Loan Loss Allowance	$2,258,526	$1,630,488	38.5%
Loan Loss Allowance to Total Loans	1.20%	1.25%	(4.0)%
Loan to Deposit Ratio	98.28%	84.29%	16.6%
Net charge-offs to average loans	0.03%	0.05%	(40.0)%
Non-performing assets to total assets	0.02%	0.14%	(85.7)%
Equity/Assets	5.89%	6.77%	(13.0)%
Book Value per Share	$7.72	$6.78	13.9%
Closing Stock Price	$26.50	$12.50	112.0%
Price/Book Value	337%	184%	3.1%
Weighted Average Shares Outstanding
Basic	1,802,846	1,802,814	<1%
Diluted	2,191,698	2,024,345	8.3%
Net Income	$1,815,177	$915,726	98.2%
Net Income per Share
Basic	$1.01	$0.51	98.0%
Diluted	$0.83	$0.45	84.4%
Net Interest Income	$6,512,553	$4,570,470	42.5%
Noninterest Income	$1,771,221	$1,377,349	28.6%
Efficiency Ratio	59.94%	68.72%	(8.8)%
Net Interest Margin	3.26%	3.05%	6.89%
Total Risk-Based Capital Ratio	12.21%	12.91%	(5.4)%
Tier 1 Risk-Based Capital Ratio	10.04%	11.64%	(13.8)%
Tier 1 Capital Leverage Ratio	7.90%	8.65%	(8.7)%
Average Equity	$13,085,696	$11,928,292	9.7%
Return on Average Equity	13.87%	7.68%	80.6%
Average Assets	$208,155,209	$157,694,438	32.0%
Return on Average Assets	0.87%	0.58%	50.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FORWARD-LOOKING STATEMENTS

          This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance.  Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control.  The words “may,”  “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our 10-KSB for the year ended December 31, 2004.

INTRODUCTION

          The following discussion describes our results of operations for 2004 as compared to 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003.  Like most financial institutions, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

          We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances, Income and Expenses, and Rates” table shows the average balance during 2004, 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included an “Interest Rate Sensitivity” table to help explain these changes.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

          Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

          In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expenses, in the following discussion.

          The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

OVERVIEW

          Our earnings were $1,815,177 in 2004 compared with $915,726 in 2003, an increase of 98.2%. Our 2004 net interest income and noninterest income posted increases of 42.5% and 28.6%, respectively, over 2003.

          Our return on average assets of 0.87% for 2004 was a 50.0% increase over the result of 0.58% for 2003. We were able to accomplish this result due to an increase in the net interest margin from 3.05% in 2003 to 3.26% in 2004, an increase in loans as a percentage of earning assets from 76% as of December 31, 2003 to 83% as of December 31, 2004 and a decrease in the efficiency ratio to 59.9% during 2004 from 68.7% in 2003.

          Our return on average equity increased by 81% to 13.87% from 7.68% in 2003 as we continued to leverage our capital and obtained additional regulatory capital from the issuance of trust preferred securities which are classified as debt for financial reporting purposes.  These sales of trust preferred securities were completed during April 2004 and December 2003 and allow us to continue to execute our strategic plan for growth and expansion while remaining well-capitalized for at least the next nine to twelve months.

GENERAL

          First National Bancshares, Inc. was organized on July 14, 1999, and our initial principal activities were related to our organization, conducting our initial public offering, and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC, and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000 and received all final regulatory approvals in the first quarter of 2000 after which the bank opened for business on March 27, 2000 at a temporary banking location.  Our bank opened its Westside office on July 14, 2000, its permanent main office at 215 N. Pine Street on February 5, 2001 and its Boiling Springs office on August 24, 2001.

          In August 2002, we began offering trust and investment management services through an alliance with Colonial Trust Company, the oldest private trust company in South Carolina. In October 2002, we changed the legal name of our bank to First National Bank of the South. We continue to do business in Spartanburg County as First National Bank of Spartanburg.  On March 15, 2004, we opened a loan production office at 1204-A East Washington Street in Greenville as First National Business Capital to originate small business loans under the U. S. Small Business Administration (“SBA”)’s various loan programs.  On October 15, 2004, we opened an additional loan production office in a temporary location in Mt. Pleasant, South Carolina as we search for a site for a full-service office in the Charleston market.

          The following discussion should be read in conjunction with the Financial Highlights on page 2 of this annual report and the consolidated financial statements and accompanying notes beginning on page 18 of this annual report.

CRITICAL ACCOUNTING POLICY

          We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-KSB and included in the annual report.

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

          We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations.  Refer to “Provision and Allowance for Loan Losses” and Note 1 to the consolidated financial statements for a detailed description of our estimation process and methodology related to the allowance for loan losses.

INCOME STATEMENT REVIEW

Net Interest Income
          Net interest income, the largest component of our income, was $6,512,553 for the year ended December 31, 2004, compared to $4,570,470 in 2003 or an increase of 42.5%, primarily as a result of the continued increase in our earning assets during 2004.  The increase also occurred due to the impact on our net interest income from the five increases in the prime rate during 2004 since our interest rate risk position is asset-sensitive.

          The level of net interest income is determined by balances of earning assets and successfully managing the net interest margin. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.

          Interest income for the year 2004 of $10,424,042 included $8,925,785 on loans; $1,419,896 on investments and $78,361 on federal funds sold and other earning assets. Interest income for 2003 of $7,596,455 consisted of $6,351,326 on loans; $1,116,971 in investments and $128,158 on federal funds sold and other earning assets.  Other earning assets include interest-bearing bank balances and investments in FRB and FHLB stock.

          Interest expense for 2004 was $3,911,489 and included $3,397,121 on deposit accounts; $268,704 on FHLB advances, $235,919 on junior subordinated debentures issued to our holding company by our unconsolidated trust subsidiaries and $9,745 on federal funds purchased.  Interest expense was $3,025,985 for the period ended December 31, 2003 and included $2,868,582 on deposit accounts, $152,907 on FHLB advances and $4,496 on junior subordinated debentures issued to our holding company by our unconsolidated trust subsidiaries.

          During 2004 and 2003, we executed trust preferred securities transactions through our unconsolidated trust subsidiaries to raise total net proceeds of $5.9 million to fund loan demand and raise additional regulatory capital to support our growth. On December 19, 2003, we received $2.9 million in net proceeds from the sale of trust preferred securities in a private placement.  The securities have a 30-year maturity with a five-year call at our option and pay interest quarterly at a floating rate that began at 4.08 percent. On April 30, 2004, we received $3 million in net proceeds from the sale of trust preferred securities in a pooled offering.  The securities have a 30-year maturity with a five-year call at our option and pay interest quarterly at a floating rate that began at 3.88 percent.

          The following table sets forth, for the years ended December 31, information related to our average balance sheet and average yields on assets and average costs of liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans.  Interest income recognized on nonaccrual loans has been included in interest income.

	Average Balances, Income and Expenses and Rates (in $000’s) Year Ended December 31,

	2004			2003			2002

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Federal funds sold and other	$3,387	$78	2.30%	$9,011	$128	1.42%	$9,821	$185	1.88%
Investment securities	35,352	1,420	4.02%	27,989	1,117	3.99%	12,573	630	5.01%
Loans	160,914	8,926	5.55%	112,804	6,351	5.63%	78,926	5,196	6.58%

Total earning assets	199,653	10,424	5.22%	149,804	7,596	5.07%	101,320	6,011	5.93%

NOW accounts	19,026	112	0.59%	17,799	153	0.86%	13,180	199	1.51%
Savings & money market	18,926	170	0.90%	14,156	116	0.82%	12,098	161	1.33%
Time deposits	121,434	3,114	2.56%	92,301	2,600	2.82%	58,496	2,049	3.50%
FHLB Advances	13,657	269	1.97%	8,436	153	1.81%	2,777	66	2.38%
Junior subordinated debentures	5,155	236	4.58%	102	4	3.92%	—	—	—
Federal funds purchased	549	10	1.82%	—	—	—	—	—	—

Total interest-bearing liabilities	$178,747	$3,911	2.19%	$132,794	$3,026	2.28%	$86,551	$2,475	2.86%

Net interest spread			3.03%			2.79%			3.07%
Net interest income/margin		$6,513	3.26%		$4,570	3.05%		$3,536	3.49%
Non-interest bearing demand deposits	$15,696			$12,206			$8,651

          Our net interest spread was 3.03% for the year ended December 31, 2004, as compared to 2.79% for the year ended December 31, 2003.  The net interest spread is the difference between the yield we earn on our interest-earning assets and the rate we pay on our interest-bearing liabilities.

          Our consolidated net interest margin for the year ended December 31, 2004, was 3.26% as compared to 3.05% for the year ended December 31, 2003.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.  During 2004, earning assets averaged $199.6 million as compared to $149.8 million in 2003.

          The increase in our net interest spread and our net interest margin from 2004 to 2003 was principally due to the faster increase in average yields on earning assets relative to the repricing of our average interest-bearing liabilities following the five increases in the federal prime rate during 2004.  The relative increase in our average loans as a percentage of average earning assets from 2003 to 2004 also contributed to the increase in our net interest margin.

          In pricing deposits, we consider our liquidity needs, the direction and levels of interest rates and local market conditions.  During our initial years of operation in 2000 and 2001, higher rates were paid initially to attract deposits.  During 2002, we began utilizing other funding sources in addition to deposits which bear interest at lower rates than time deposits, particularly FHLB borrowings, to fund the demand to originate loans.

Rate/Volume Analysis
          Net interest income can be analyzed in terms of the impact of changing rates and changing volume.   The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Year Ended December 31, 2004			Year Ended December 31, 2003

	Volume	Rate	Net Change	Volume	Rate	Net Change

EARNING ASSETS
Federal funds sold and other	$(129)	$79	$(50)	$(12)	$(45)	$(57)
Investment securities	296	7	303	615	(128)	487
Loans	2,675	(100)	2,575	1,908	(753)	1,155

Total earning assets	$2,842	$(14)	$2,828	$2,511	$(926)	$1,585
INTEREST-BEARING LIABILITIES
Deposits	$985	(458)	$527	$935	$(475)	$460
FHLB Advances	95	21	116	103	(16)	87
Federal funds purchased	10	—	10	—	—	—
Junior subordinated debentures	231	1	232	4	—	4

Total interest-bearing liabilities	$1,321	$(436)	$885	$1,042	$(491)	$551
Net interest income	$1,521	$422	$1,943	$1,469	$(435)	$1,034

Provision for Loan Losses
          Included in the net income for each of the periods ending December 31, 2004 and 2003, is a non-cash expense of $679,427 and $518,821 respectively, related to the provision for loan losses. The loan loss reserve was $2,258,526 and $1,630,488 as of December 31, 2004 and 2003, respectively, or 1.20% and 1.25% of gross loans, respectively. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.   For the years ended December 31, 2004 and 2003, we reported net charge-offs of $51,389 and $52,310, respectively.  For further information, see the discussion in the Balance Sheet Review below under the heading “Provision and Allowance for Loan Losses.”

Noninterest Income and Expenses
          Noninterest income in 2004 was $1,771,221, an increase of 28.6% over noninterest income of $1,377,349 in 2003. This increase was primarily due to increases in gains recognized on the sale of the guaranteed portion of SBA loans and gains on the sale of investment securities, net of the decrease in loan fees received on the origination of mortgage loans, primarily due to reduction in mortgage refinancing activity during 2004 over 2003.

          Other noninterest income increased by $39,925 to $168,903 during 2004, primarily due to an increase in loan service charges and fees as a result of our record loan production during 2004.

          Noninterest expense was $4,965,692 for 2004 as compared to $4,087,381 in 2003, an increase of 21.5%.   The majority of the increased expenditures reflects the cost of salaries and other variable expenses that have increased to support our growth.

          The most significant item included in noninterest expenses is salaries and employee benefits which totaled $2,782,828 in 2004 as compared to $2,138,475 in 2003 or an increase of 30.1%.   Occupancy and equipment expense increased to $562,078 in 2004 from $545,864 in 2003 or an increase of 3.0%.  Each of these items increased due to our growth in assets during 2004 from all offices including the small business loan production office opened in March 2004 and the Mt. Pleasant loan production office opened in October 2004.

          Public relations expense increased by 21.1% to $307,746 for 2004 as compared to $254,110 in 2003, primarily due to increased community relations expenditures and continued expansion of print and television media advertising as a result of the increasing customer base. Professional fees increased from $200,043 in 2003 to $230,599 in 2004, or an increase of 15.3%.

          Included in the line item “other expenses” which increased $118,428 or 26.4% between 2004 and 2003 are charges for insurance premiums; postage, printing and stationery expense; and various customer-related expenses including referral fees paid on SBA loans.  A majority of these items are related directly to the normal operations of our bank and are related to the increase in assets, the higher level of transaction volume and the  higher  number  of  customer accounts in 2004.

          Although we recognize the importance of controlling noninterest expenses to improve profitability, we are also committed to retaining our team of well-trained officers and staff, maintaining a technically superior operations function and pursuing a professional marketing program.

BALANCE SHEET REVIEW

General

          As of  December 31, 2004, we had total assets of $236,343,900 or an increase of 30.8% over total assets of $180,663,140 on December 31, 2003.  Assets on December 31, 2004 and 2003 consisted of cash and due from banks of $2,404,124 and $3,003,015, respectively; federal funds sold and interest-bearing bank balances of $879,841 and $3,691,405 respectively; securities available for sale of $36,164,898 and $36,173,822, respectively; premises and equipment, net of $4,274,240 and $4,380,454, respectively; loans, net of unearned income, of $188,507,593 and $130,420,985, respectively; and other assets of $6,371,730 and $4,623,947, respectively.  We decreased the level of federal funds sold in order to fund loan growth during 2004. In addition, we purchased $930,400 in FHLB stock recorded as other assets during 2004 to support the increased level of FHLB advances as of December 31, 2004 over 2003.

          Our liabilities on December 31, 2004 and 2003 were $222,432,453 and $168,434,644, respectively and consisted of deposits of $191,811,128 and $154,733,021, respectively and other liabilities of $7,542,754 and $4,201,623, respectively. Liabilities on December 31, 2004 and 2003 also included $23,078,571 and $9,500,000 in FHLB advances, respectively.  During April 2004, our holding company issued $3,086,000 in junior subordinated debentures to an unconsolidated trust subsidiary. The trust subsidiary issued a corresponding amount of trust preferred securities of which $3 million was sold to outside investors.  Our holding company purchased the remaining $93,000 as common security ownership in the trust subsidiary.

          Shareholders’ equity on December 31, 2004 was $13,911,447 as compared to shareholders’ equity on December 31, 2003 of $12,228,496, primarily due to the net income earned during 2004.

Investments
          On December 31, 2004, the investment securities portfolio represented approximately 15.9% of our earning assets at $36,164,898 as compared to $36,173,822 or 21.1% of earning assets on December 31, 2003.  We were invested in U.S. Government agency securities, mortgage-backed securities and municipal securities with a fair value of $36,164,898 and an amortized cost of $36,422,337, for an unrealized loss of $257,439 as of December 31, 2004.

          The amortized cost and fair value of securities available for sale as of December 31 consisted of the following:

	2004		2003		2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Value Fair

U.S. Government agencies	$6,500,000	$6,353,289	$9,956,593	$9,818,511	$4,032,412	$4,043,651
Mortgage-backed securities	23,998,480	23,870,348	20,333,627	20,434,687	15,394,771	15,714,866
Municipal securities	5,923,857	5,941,261	5,927,304	5,920,624	796,707	801,128

Total	$36,422,337	$36,164,898	$36,217,524	$36,173,822	$20,223,890	$20,559,645

We also maintain certain equity investments required by law which are included in the consolidated balance sheets as “other assets”. The carrying amounts of these investments as of December 31 consisted of the following:

	2004	2003	2002

Federal Reserve Bank stock	$329,850	$329,850	$330,000
Federal Home Loan Bank stock	1,405,400	475,000	350,000

          No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

          Fair value and yields on our investments (all available for sale) on December 31, 2004 are shown in the following table (dollars in thousands) based on contractural maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis.

	2004

	After one but within five years	Yield	After five but within ten years	Yield	Over ten years	Yield	Total	Yield

U.S. Government agencies	$991	3.26%	$5,362	4.07%	$—	4.79%	$6,353	3.95%
Mortgage-backed securities	948	3.25%	11,184	3.82%	11,739	4.08%	23,871	3.92%
Municipal securities	—	—	1,897	5.54%	4,044	5.68%	5,941	5.63%

Total	$1,939	3.26%	$18,443	4.07%	$15,783	4.49%	$36,165	4.21%

          On December 31, 2004, short-term overnight investments in federal funds sold and interest-bearing bank balances comprised less than 1% of total earning assets at $879,841 as compared to $3,691,405 or 2.2% of total earning assets on December 31, 2003. The decrease in short-term overnight investments from 2003 to 2004 occurred primarily due to our desire to shift assets away from overnight investments into the loan portfolio, primarily, and the investment securities portfolio, secondarily, as we continue to grow.

Loans

          Since loans typically provide higher interest yields than do other types of interest earning assets, it is our intent to direct a substantial percentage of our earning assets into the loan portfolio.  Average loans for the years ended December 31, 2004 and 2003 were $160.9 million and $112.8 million, respectively.  Total loans outstanding as of December 31, 2004 and 2003 were $188,507,593 and $130,420,985, respectively, before the allowance for loan losses.

          The following table summarizes the composition of the loan portfolio on December 31:

	2004		2003		2002

	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial and industrial	$20,255,042	19.07%	$24,869,400	19.07%	$15,867,000	17.04%
Commercial secured by real estate	104,339,105	44.18%	57,622,045	44.18%	53,658,692	57.63%
Real estate--residential mortgages	59,322,241	32.84%	42,830,333	32.84%	19,174,497	20.59%
Installment and other consumer loans	4,977,122	4.10%	5,341,479	4.10%	4,591,509	4.93%
Unearned income	(385,917)	(.19)%	(242,272)	(.19)%	(185,215)	(.19)%

Total loans, net of unearned income	$188,507,593	100%	$130,420,985	100%	$93,106,483	100%
Less--allowance for loan losses	(2,258,526)		(1,630,488)		(1,163,977)

Total loans, net	$186,249,067		$128,790,497		$91,942,506

	2001		2000

	Amount	% of Total	Amount	% of Total

Commercial and industrial	$10,095,665	15.81%	$8,033,469	21.33%
Commercial secured by real estate	38,344,136	60.04%	22,017,360	58.45%
Real estate--residential mortgages	11,832,317	18.53%	5,251,227	13.94%
Installment and other consumer loans	3,713,501	5.81%	2,453,250	6.51%
Unearned income	(116,668)	(.19)%	(85,152)	(.23)%

Total loans, net of unearned income	$63,868,951	100%	$37,670,154	100%
Less--allowance for loan losses	(800,303)		(470,893)

Total loans, net	$63,068,648		$37,199,261

          The principal component of our loan portfolio for all periods presented was loans secured by real estate mortgages.  As the loan portfolio grows, the current mix of loans may change over time.  Management attempts to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Provision and Allowance for Loan Losses
          The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience and a review of specific problem loans.  We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.  We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

          We evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions:  (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

          We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectibility of the credit.  Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.  Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; but, the weaknesses are more pronounced.   However, these loans are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing or liquidation of assets.

          We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, consumer and mortgage. We apply general loss factors to each category and may adjust these percentages given consideration of local economic conditions, exposure to concentrations that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs and anticipated loan growth.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

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

          On December 31, 2004 and 2003, the allowance for loan losses was $2,258,526 and $1,630,488, respectively, or 1.20% and 1.25% of outstanding loans, net of unearned income, of $188,507,593 and $130,420,985, respectively.  The following table sets forth the changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2004.

	2004	2003	2002	2001	2000

Balance, beginning of period	$1,630,488	$1,163,977	$800,303	$470,893	$—
Provision charged to operations	679,427	518,821	417,980	335,576	470,893
Loans charged off
Commercial, financial and agricultural	(10,492)	(36,996)	(33,809)	—	—
Real estate - construction	—	—	(8,310)	—	—
Installment loans to individuals	(43,056)	(15,884)	(12,187)	(6,166)	—

Total charge-offs	(53,548)	(52,880)	(54,306)	(6,166)	—
Recoveries on loans previously charged off	2,159	570	—	—	—

Balance, end of period	$2,258,526	$1,630,488	$1,163,977	$800,303	$470,893

Allowance to loans, year end	1.20%	1.25%	1.25%	1.25%	1.25%

Net charge-offs to average loans	0.03%	0.05%	0.07%	0.01%	—

Non-accrual loans	$48,643	$257,470	—	$48,000	—

Past due loans in excess of 90 days on accrual status	—	—	—	—	—

Other Real Estate Owned	—	—	—	—	—

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

          The following table summarizes the loan maturity distribution, by type, and related interest rate characteristics on December 31, 2004 (dollars in thousands):

	One year or less	After one but within five years	After five years	Total

Commercial	$18,380	$4,087	$227	$22,694
Real estate – construction	9,186	11,627	274	21,087
Real estate - mortgage	24,168	91,167	24,866	140,201
Consumer and other	1,941	2,408	562	4,911

Total loans	$53,675	$109,289	$25,929	$188,893
Unearned income, net				$(385)

Total loans, net of unearned income				$188,508

Loans maturing after one year with:
Fixed interest rates				$36,867

Floating interest rates				$98,351

Deposits and Other Interest-Bearing Liabilities
          Our primary source of funds for loans and investments is our deposits. Average total deposits for the years ended December 31, 2004 and 2003 were $175.0 million and $136.4 million, respectively, and average interest-bearing deposits were $159.4 million and $124.3 million, respectively.

          National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds from investments such as annuities and stock and fixed income mutual funds. Management believes that conditions in the past three years have been favorable for deposit growth and that factors such as the low returns on investments and mutual funds may have increased traditional deposit inflows during these periods.

          The following is a table of deposits by category on December 31 (dollars in thousands):

	2004		2003		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Demand deposit accounts	$15,695	8.62%	$13,345	8.62%	$15,429	12.88%
NOW accounts	18,760	11.76%	18,200	11.76%	18,224	15.22%
Money market and savings accounts	26,309	9.89%	15,310	9.89%	13,189	11.02%
Time deposits less than $100,000	72,157	41.94%	64,873	41.94%	47,405	39.60%
Time deposits of $100,000 or more	58,890	27.79%	43,005	27.79%	25,472	21.28%

Total deposits	$191,811	100.00%	$154,733	100.00%	$119,719	100.00%

          Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $132.9 million and $111.7 million on December 31, 2004 and 2003, respectively.  Our loan-to-deposit ratio was 98.3% and 84.3% at year-end 2004 and 2003, respectively.

          The maturity distribution of our time deposits of $100,000 or more is as follows on December 31 (dollars in thousands):

2004

Three months or less	$19,700
Over three through six months	11,968
Over six through twelve months	16,806
Over one year	10,416

Total	$58,890

The maturity ranges shown in the table above reflect contractual maturities and do not factor in repricing of time deposits.

Short-Term Borrowings
          As of December 31, 2004 and 2003, we had no outstanding balances under short-term borrowings.  We had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $19.0 million and $5.35 million, respectively.  The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

Trust Preferred Securities
          During December 2003 and April 2004, we issued $6 million in trust preferred securities through our unconsolidated trust subsidiaries, FNSC Capital Trust I and FNSC Statutory Trust II, respectively. The securities have a 30 year final maturity, are callable at the option of the issuer after five years and require quarterly interest payments at a floating rate which began at 4.08 percent and 3.88 percent, respectively.  The trusts invested the proceeds of the $6 million sale of the trust preferred securities to outside investors,  in addition to the $186,000 we used to purchase the common securities of the trusts, in $6,186,000 of junior subordinated debentures issued by our holding company. We invested the net proceeds of $6 million after purchase of the common securities in our bank subsidiary to fund loan demand.

FHLB Advances
          We also had the ability to borrow up to 20% of our total assets from the Federal Home Loan Bank of Atlanta (“FHLB”) as of December 31, 2004 and 2003.  Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest.  The borrowings under this arrangement are available by pledging collateral and may require additional purchases of stock in the FHLB. Qualifying loans held by the bank and collateralized by 1-4 family residences with a market value of $28,479,000 were pledged as collateral for advances outstanding of $23,078,571 at December 31, 2004. Qualifying securities available for sale with a market value of $18,373,000 were pledged as collateral for advances outstanding of  $9.5 million on December 31, 2003.

          The weighted-average interest rate on FHLB advances outstanding as of December 31, 2004 and 2003 was 2.68% and  1.71%, respectively.  As of  December 31, 2004, advances totaling $8.3 million were subject to call features at the option of the FHLB with call dates ranging from June 2005 to March 2008.  Call provisions are more likely to be exercised by the FHLB when rates rise.  Scheduled maturities of FHLB advances subsequent to December 31, 2004, are $5,850,000 in 2006, $2,500,000 in 2007, $4,300,000 in 2009, $2,928,571 in 2011, $5,000,000 in 2012 and $2,500,000 in 2013.

CAPITAL RESOURCES

          Total shareholders’ equity amounted to $13,911,447 and $12,228,496 on December 31, 2004 and 2003, respectively.  The increase between 2003 and 2004 resulted from the net income earned during 2004, net of the increase in the unrealized loss on securities available for sale during 2004 to a net unrealized loss of $169,910 as of December 31, 2004.

          The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31:

	2004	2003	2002

Return on average assets	0.87%	0.58%	0.56%
Return on average equity	13.87%	7.68%	5.33%
Equity to assets ratio	5.89%	6.77%	8.29%

          The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets.  We exceeded $150 million in assets during 2003 and became subject to these guidelines during that year.

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

          On December 19, 2003, FNSC Capital Trust I,  a subsidiary of our bank holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Statutory Trust II, was formed to issue $3 million in floating rate trust preferred securities.  Under the provisions of FASB Interpretation No. 46 (“FIN 46”), we were required to deconsolidate these entities from our consolidated financial statements as of December 31, 2004.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital.

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

          The following table sets forth the company’s and the bank’s various capital ratios as of the years ended December 31. We both were in compliance with each of the applicable regulatory capital requirements and were considered to be “well capitalized” at the bank level for each period reported.

	2004		2003

	The company	The bank	The company	The bank

Total risk-based capital	12.21%	11.83%	12.91%	12.28%
Tier 1 risk-based capital	10.04%	10.57%	11.64%	11.02%
Leverage capital	7.90%	8.34%	8.65%	8.20%

          Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next nine to twelve months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality, and losses, or a combination of these factors, could change our capital position in a relatively short period of time.  As of December 31, 2004, there were no significant firm commitments outstanding for capital expenditures.

          Since our inception, we have not paid cash dividends on our common stock.  Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the Office of the Comptroller of the Currency and are payable only from the undivided profits of our bank. We distributed a 3 for 2 stock split on March 1, 2004.

EFFECT OF INFLATION AND CHANGING PRICES

          The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements.  Rather, the statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

          Unlike most industrial companies, the assets and liabilities of financial institutions such as our company and bank are primarily monetary in nature.  Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.  As discussed previously, we seek to mange the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

OFF-BALANCE SHEET RISK

          Through the operations of our bank, we have made contractual commitments to extend credit with off-balance sheet risk in the ordinary course of our business activities to meet the financing needs of customers.  These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses.  We use the same credit and collateral policies in making these commitments as we do for on-balance sheet instruments.

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

          As of December 31, 2004 and 2003, we had issued commitments to extend credit of $47.9 million and $32.6 million, respectively through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $605,278 and $75,000 on December 31, 2004 and 2003.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

          Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or could significantly impact earnings.

LIQUIDITY

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

          As of  December 31, 2004 and 2003, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $3,283,965 and $6,694,420 representing 1.4 % and 3.7% of total assets, respectively.  Investment securities provide a secondary source of liquidity net of amounts pledged for deposits. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

          We plan to meet our future cash needs through the liquidation of temporary investments, maturities of loans and investment securities, and generation of deposits.  In addition, the bank maintains federal funds purchased lines of credit with correspondent banks which totaled  $19.0 million at December 31, 2004.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired.  Management believes that its existing stable base of core deposits along with continued growth in this deposit base will enable us to meet successfully our long term liquidity needs.

INTEREST RATE SENSITIVITY

          Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.  The bank’s asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly.  The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank’s interest sensitive assets and liabilities within Board-approved limits.

          The following table presents our rate sensitivity at each of the time intervals indicated as of December 31, 2004.  The table may not be indicative of our rate sensitivity position at other points in time.  In addition, the table’s maturity distribution may differ from the contractual maturities of the earning assets and interest bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but Within twelve Months	After one but Within five Years	After Five Years	Total

	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold and other	$880	$—	$—	$—	$880
Investment securities	5,829	5,982	5,462	18,892	36,165
Loans	159,498	6,020	16,775	6,214	188,507

Total earning assets	$166,207	$12,002	$22,237	$25,106	$225,552
Interest-bearing liabilities:
NOW accounts	$12,184	$—	$6,576	$—	$18,760
Money market & savings	16,439	—	9,870	—	26,309
Time deposits	86,274	28,785	15,988	—	131,047
Other borrowings	—	12,250	10,829	—	23,079

Total interest-bearing liabilities	$114,897	$41,035	$43,263	$—	$199,195
Period gap	$51,310	$(29,033)	$(21,026)	$25,106	$26,357
Cumulative gap	$51,310	$22,277	$1,251	$26,357	$26,357
Ratio of cumulative gap to total earning assets	22.75%	9.88%	0.55%	11.69%

ACCOUNTING, REPORTING AND REGULATORY MATTERS

Recently Issued Accounting Standards

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

          On March 9, 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 provides recognition guidance for entities that issue loan commitments that are required to be accounted for as derivative instruments.  SAB 105 indicates that the expected future cash flows related to the associated servicing of the loan and any other internally-developed intangible assets should not be considered when recognizing a loan commitment at inception or through its life.  SAB 105 also discusses disclosure requirements for loan commitments and is effective for loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004.  We currently do not include the associated servicing of the loan when recognizing loan commitments at inception and throughout its life.  The adoption of SAB 105 did not have a material effect on our financial position or results of operations.

          In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly, the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.

          In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We have elected to adopt FIN No. 46, which requires us to consolidate our trust subsidiaries in our financial statements as of December 31, 2004. The adoption of FIN No. 46 did not have a material effect on our financial position or results of operations.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

MARKET RISK

          Market risk is the risk of loss from adverse changes in market prices and rates which principally arises from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business.   Management actively monitors and manages its interest rate risk exposure.

          The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

          On December 31, 2004, we were  asset sensitive over the one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First National Bancshares, Inc. and Subsidiary
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ ELLIOT DAVIS LLC

Greenville, South Carolina January 28, 2005

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003

Assets
Cash and due from banks	$2,404,124	$3,003,015
Interest-bearing bank balances	33,841	534,405
Federal funds sold	846,000	3,157,000
Securities available for sale	36,164,898	36,173,822
Loans, net of allowance for loan losses of $2,258,526 and $1,630,488, respectively	186,249,067	128,790,497
Premises and equipment, net	4,274,240	4,380,454
Other	6,371,730	4,623,947

Total assets	$236,343,900	$180,663,140

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$15,695,134	$13,344,911
Interest-bearing	176,115,994	141,388,110

Total deposits	191,811,128	154,733,021

FHLB advances	23,078,571	9,500,000
Junior subordinated debentures	6,186,000	3,093,000
Accrued expenses and other liabilities	1,356,754	1,108,623

Total liabilities	222,432,453	168,434,644

Commitments and contingencies—Notes 16 and 17
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized; 1,802,846 and 1,802,850 shares issued and outstanding, respectively	18,028	18,028
Additional paid-in capital	11,818,623	11,809,783
Retained earnings	2,244,706	429,529
Accumulated other comprehensive loss	(169,910)	(28,844)

Total shareholders’ equity	13,911,447	12,228,496

Total liabilities and shareholders’ equity	$236,343,900	$180,663,140

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Interest income:
Loans	$8,925,785	$6,351,326	$5,196,237
Taxable securities	1,189,750	973,726	617,284
Nontaxable securities	230,146	143,245	12,173
Federal funds sold and other	78,361	128,158	185,163

Total interest income	10,424,042	7,596,455	6,010,857

Interest expense:
Deposits	3,397,121	2,868,582	2,409,445
Junior subordinated debentures	235,919	4,496	—
FHLB advances	268,704	152,907	65,688
Federal funds purchased	9,745	—	—

Total interest expense	3,911,489	3,025,985	2,475,133

Net interest income	6,512,553	4,570,470	3,535,724
Provision for loan losses	679,427	518,821	417,980

Net interest income after provision for loan losses	5,833,126	4,051,649	3,117,744

Noninterest income:
Service charges and fees on deposit accounts	865,705	846,364	669,576
Gain on sale of loans	347,858	92,403	8,252
Gain on sale of investment securities	160,220	—	—
Earnings on bank-owned life insurance contracts	125,407	78,043	—
Mortgage loan fees from correspondent bank	103,128	231,561	163,949
Other	168,903	128,978	539

Total noninterest income	1,771,221	1,377,349	842,316

Noninterest expense:
Salaries and employee benefits	2,782,828	2,138,475	1,738,679
Professional fees	230,599	200,043	157,180
Data processing	377,593	368,297	293,849
Public relations	307,746	254,110	229,982
Occupancy and equipment expense	562,078	545,864	489,625
Telephone and supplies	137,320	131,492	109,007
Other	567,528	449,100	346,609

Total noninterest expense	4,965,692	4,087,381	3,364,931

Net income before income taxes	2,638,655	1,341,617	595,129
Provision for income taxes	823,478	425,891	—

Net income	$1,815,177	$915,726	$595,129

Net income per share
Basic	$1.01	$.51	$.33

Diluted	$.83	$.45	$.30

Weighted average shares outstanding
Basic	1,802,846	1,802,814	1,800,780
Diluted	2,191,698	2,024,345	1,954,970

All share amounts for 2003 and 2002 have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2001	1,800,000	$18,000	$11,785,311	$(1,081,326)	$35,595	$10,757,580
Proceeds from exercise of employee stock options	2,100	21	15,365	—	—	15,386
Comprehensive income:
Net income	—	—	—	595,129	—	595,129
Change in net unrealized gains on securities available for sale, net of income tax of $103,251	—	—	—	—	176,031	176,031

Total comprehensive income	—	—	—	—	—	771,160

Balance, December 31, 2002	1,802,100	$18,021	$11,800,676	$(486,197)	$211,626	$11,544,126

Proceeds from exercise of employee stock options	750	7	6,107	—	—	6,114
Grant of employee stock options	—	—	3,000	—	—	3,000
Comprehensive income:
Net income	—	—	—	915,726	—	915,726
Change in net unrealized gains (losses) on securities available for sale, net of income tax of $138,987	—	—	—	—	(240,470)	(240,470)

Total comprehensive income	—	—	—	—	—	675,256

Balance, December 31, 2003	1,802,850	$18,028	$11,809,783	$429,529	$(28,844)	$12,228,496

Cash in lieu of fractional shares	(4)	—	(60)	—	—	(60)
Grant of employee stock options	—	—	8,900	—	—	8,900
Comprehensive income:
Net income	—	—	—	1,815,177	—	1,815,177
Change in net unrealized losses on securities available for sale, net of income tax of $127,145	—	—	—	—	(246,811)	(246,811)
Reclassification adjustment for gains included in net income, net of income tax of $54,474					105,745	105,745

Total comprehensive income	—	—	—	—	—	1,674,111

Balance, December 31, 2004	1,802,846	$18,028	$11,818,623	$2,244,706	$(169,910)	$13,911,447

All share amounts for 2003 and 2002 have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income	$1,815,177	$915,726	$595,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	679,427	518,821	417,980
Provision for deferred income tax expense (benefit)	(95,402)	53	(222,755)
Depreciation	245,077	239,939	233,449
Premium amortization, net	103,164	172,371	28,987
Earnings on bank owned life insurance, net	(111,870)	(72,527)	—
Gain on sale of securities available for sale	(160,220)	—	(8,252)
Gain on sale of loans	(347,858)	(92,403)	—
Compensation expense for employee stock options	8,900	3,000	—
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(211,028)	(196,518)	(181,992)
Accrued expenses and other liabilities	70,847	271,529	239,576

Net cash provided by operating activities	1,996,214	1,759,991	1,102,122

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	8,670,603	16,357,353	6,556,407
Proceeds from sale of foreclosed property	—	—	43,995
Proceeds from sale of securities available for sale	14,375,047	—	917,938
Proceeds from sale of guaranteed portion of SBA loans	3,354,375	1,110,894
Purchases of securities available for sale	(23,193,409)	(32,523,358)	(15,375,937)
Loan originations, net of principal collections	(61,200,640)	(38,398,062)	(29,335,833)
Investment in common securities of Trusts	(93,000)	(93,000)	—
Purchase of bank-owned life insurance contracts	—	(2,500,000)	—
Net purchases of premises and equipment	(138,863)	(120,747)	(172,951)
Redemption of FHLB and other stock	305,300	—	—
Purchase of FHLB and other stock	(1,235,700)	(124,850)	(249,500)

Net cash used by investing activities	(59,156,287)	(56,291,770)	(37,615,881)

Cash flows from financing activities:
Proceeds from issuance of subordinated debentures	3,093,000	3,093,000	—
Cash paid in lieu of fractional shares	(60)	—	—
Increase in FHLB advances	36,730,000	4,500,000	7,000,000
Repayment of FHLB advances	(23,151,429)	(2,000,000)	—
Proceeds from exercise of employee stock options	—	6,114	15,386
Net increase in deposits	37,078,107	35,014,340	48,800,274

Net cash provided by financing activities	53,749,618	40,613,454	55,815,660

Net increase (decrease) in cash and cash equivalents	(3,410,455)	(13,918,325)	19,301,901
Cash and cash equivalents at beginning of year	6,694,420	20,612,745	1,310,844

Cash and cash equivalents, end of year	$3,283,965	$6,694,420	$20,612,745

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 1 - Summary of Significant Accounting Policies and Activities

Business Activity and Organization - First National Bancshares, Inc. (the “Company”) was incorporated on July 14, 1999 under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg (the “Bank”). The Bank was organized as a national bank under the laws of the United States of America with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina. The Bank began doing business on March 27, 2000 and provides full personal and commercial banking services to customers and is subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. During 2002, the Company adopted a resolution changing the legal name of the Bank to First National Bank of the South. The Bank continues to do business in Spartanburg County as First National Bank of Spartanburg.  The Bank opened two additional full service branches in Spartanburg in 2000 and 2001.  In August 2002, we began offering trust and investment management services through Colonial Trust Company, the oldest private trust company in South Carolina.  The Bank also began doing business in March 2004 through a small business lending division based in Greenville, South Carolina under the name First National Business Capital.  A second loan production office was opened in October 2004 in Mount Pleasant, South Carolina.

On December 19, 2003, the Company formed FNSC Capital Trust I, a statutory trust, for the purpose of issuing and selling floating rate securities having an aggregate liquidation amount of $3 million (the “Capital Securities”) to institutional buyers in a private placement of trust preferred securities.  On April 30, 2004, the company formed FNSC Capital Trust II, a Connecticut Statutory Trust (collectively with FNSC Capital Trust I (the “Trusts”)), in order to issue an additional $3 million through a pooled offering of trust preferred securities.  In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised), the Company deconsolidated the Trusts during 2004 with retroactive restatement to 2003.

The Company offered its common stock for sale to the public under an initial public offering which began on November 10, 1999. The offering raised approximately $11,800,000, net of underwriting discounts and commissions and offering expenses, and was completed on February 10, 2000. The directors and executive officers of the Company purchased 726,150 shares of common stock at $6.67 per share, for a total of $4,841,000. Upon purchase of these shares, the Company issued stock warrants to the organizers to purchase 470,000 shares of common stock for $6.67 per share. The remaining 1,073,850 shares were sold in the public offering. These amounts reflect the 3 for 2 stock split distributed on March 1, 2004. The Company used $11 million of the proceeds to capitalize the Bank.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting  principles generally accepted in the United States of America and to general practices in the banking industry.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents - In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows,” the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold”.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

Investment Securities – Investment securities are accounted or in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity:  securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities:  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale:  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

Loans and Interest Income- Loans of the Bank are carried at principal amounts, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The Bank also originates loans to small businesses under the United States Small Business Administration (“SBA”) loan programs.  These loans are solicited from the Company’s market areas and are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio.  The portion of loans that are secured by the guaranty of the SBA is usually sold in the secondary market to provide additional liquidity and to provide a source of noninterest income.  Deferred gains on the sale of the guaranteed portion of SBA loans are amortized over the lives of the underlying loans using the interest method.  Excess servicing is recognized as an asset and is amortized in proportion to and over the period of the estimated net servicing income and is subject to periodic assessment.

Impairment of Loans - Loans are considered to be impaired when, in management’s judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with the terms of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 in the areas of disclosure requirements and methods of recognizing income. SFAS No. 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. The Bank determines which loans are impaired through a loan review process.

Allowance for Loan Losses- The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management’s opinion, is adequate to absorb inherent losses in the existing portfolio. Additions to the allowance are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.

Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. Management believes that the allowance is adequate. While management uses the best information available to make

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustments based upon information that is available to them at the time of their examination.

Loan Fees - Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.

Off-Balance Sheet Commitments – The Bank enters into off-balance sheet financial instruments consisting of legally binding commitments to extend credit and letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Premises and Equipment- Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization, computed principally by the straight line method over the estimated useful lives of the assets as follows:  building, 40 years; furniture and fixtures, 7 to 10 years; and computer hardware and software, 3 to 5 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the operating lease. Additions to premises and equipment and major replacements and betterments are added at cost. Maintenance, repairs and minor replacements are included in operating expense. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Income Taxes - Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclassifications have no effect on previously reported shareholders’ equity or net income. Share and per share data have been restated for the 3 for 2 stock split distributed on March 1, 2004 discussed below under “Net Income (Loss) Per Share”.

Stock Compensation Plans – In the fourth quarter of 2003, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, in accordance with the prospective transition method prescribed in SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure.” The fair value based method has been applied prospectively to awards granted subsequent to December 31, 2002. Awards granted in years prior to 2003 continue to be accounted for under the intrinsic value method, and the pro forma impact of accounting for those awards at fair value continue to be disclosed. The Company recognized $8,900 and $3,000 of compensation expense during 2004 and 2003, respectively, as a result of the adoption of this standard.

Historially, and through September 30, 2003, the Company applied the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the Company’s stock option plan. All stock options granted under stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Therefore, no stock-based compensation was reflected in net income. Stock options and warrants issued under the Company’s stock option plan and warrant agreements have no intrinsic value at the grant date, and under APB Opinion No. 25, no compensation cost was recognized for them.  Because SFAS No. 123 was adopted prospectively, the Company will continue to provide pro forma disclosures of net income and earnings per share in the following table for the years ended December 31, as if the fair value based method of accounting had been applied.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

Pro Forma Disclosure for Net Income and Earnings per Share (dollars, except per share, in thousands)	2004	2003	2002

Net income – as reported	$1,815	$916	$595
Net income – pro forma	1,565	654	331
Basic earnings per share
As reported	1.01	.51	.33
Pro forma	.87	.36	.18
Diluted earnings per share
As reported	.83	.45	.30
Pro forma	.71	.32	.17

All 2003 and 2002 amounts have been adjusted for the 3 for 2 stock split distributed on March 1, 2004. See Note 14 for additional information regarding the Company’s stock-based compensation plans.

The weighted average fair value per share of options granted in the years presented amounted to $3.02, $1.12, and $1.07, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6.0% for all years presented, risk-free interest rate of 2.25%, 1.25% and 1.50% for each year presented, respectively, and expected lives of the options of seven years in all years presented. There were no cash dividends in any years presented.

Net Income Per Share - Basic net income per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The net income available to common stockholders was also increased and expense recorded upon the grant of employee options under the fair value method.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and stock warrants and are determined using the treasury stock method.

For the year ended December 31, 2004, the effect of dilutive securities (options and warrants) resulted in an incremental 388,852 shares outstanding compared to an incremental 221,531 and 154,190 shares outstanding for the years ended December 31, 2003 and 2002, respectively.

On January 20, 2004, the Company’s board of directors approved a 3 for 2 split of the Company’s outstanding stock. The split was distributed on March 1, 2004. The number of outstanding shares increased from 1,201,900 to 1,802,846.  All share amounts for 2003 and 2002 have been restated to reflect the split.

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

Recently Issued Accounting Standards - On December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized.  Accordingly, the EITF issued EITF No. 03-1,

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

“The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures.  The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004.  The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed.

Note 2 - Statement of Cash Flows

                 The following summarizes supplemental cash flow data for the years ended December 31:

	2004	2003	2002

Interest paid	$3,813,293	$3,017,778	$2,706,233
Cash paid for income taxes	1,075,025	215,849	50,000
Change in fair value of securities available for sale, net of income tax	(141,066)	(240,470)	176,031

Note 3 - Restrictions on Cash and due from Banks

The Bank is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank based upon a percentage of deposits. The amount of the required reserve balance which is reported in “Cash and due from banks” on the accompanying consolidated balance sheets at December 31, 2004 was $244,000 compared to $5,000 for both December 31, 2003 and 2002.

Note 4 – Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale at December 31, 2004 and 2003, consisted of the following:

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U.S. Agency obligations	$6,500,000	$—	$(146,711)	$6,353,289
Mortgage-backed	23,998,480	28,345	(156,477)	23,870,348
Municipal	5,923,857	55,341	(37,937)	5,941,261

Total	$36,422,337	$83,686	$(341,125)	$36,164,898

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U.S. Agency obligations	$9,956,593	$12,577	$(150,659)	$9,818,511
Mortgage-backed	20,333,627	163,066	(62,006)	20,434,687
Municipal	5,927,304	50,059	(56,739)	5,920,624

Total	$36,217,524	$225,702	$(269,404)	$36,173,822

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

At December 31, 2004 and 2003, securities with a carrying value of approximately $19,400,000 and $31,800,000 respectively, were pledged to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Less than 12 Months		12 Months or More		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities available for sale:
U.S. Agency obligations	$1,485,215	$(14,785)	$4,868,074	$(131,926)	$6,353,289	$(146,711)
Mortgage-backed	15,838,154	(142,290)	1,229,575	(14,187)	17,067,729	(156,477)
Municipal	828,356	(13,088)	782,536	(24,849)	1,610,892	(37,937)

Total	$18,151,725	$(170,163)	$6,880,185	$(170,962)	$25,031,910	$(341,125)

At December 31, 2004, ten individual securities were in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and the credit ratings of the securities, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices.

	Amortized Cost	Fair Value

Due after one year, through five years	$1,000,000	$991,545
Due after five years, through ten years	7,379,307	7,258,578
Due after fifteen years	4,044,550	4,044,427

Subtotal	12,423,857	12,294,550
Mortgage-backed securities	23,998,480	23,870,348

Total	$36,422,337	$36,164,898

Note 5 - Investments Required by Law

The Bank, as a member of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in these organizations. The Bank’s equity investments required by law are included in the accompanying consolidated balance sheets in “Other assets”. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $329,850 at December 31, 2004 and 2003, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $1,405,400 and $475,000 at December 31, 2004 and 2003, respectively. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

Note 6 – Loans

                 A summary of loans by classification at December 31 is as follows:

	2004	2003

Commercial and industrial	$20,255,042	$24,869,400
Commercial secured by real estate	104,339,105	57,622,045
Real estate--residential mortgages	59,322,241	42,830,333
Installment and other consumer loans	4,977,122	5,341,479
Unearned income	(385,917)	(242,272)

Total loans, net of unearned income	188,507,593	130,420,985
Less--allowance for loan losses	(2,258,526)	(1,630,488)

Total loans, net	$186,249,067	$128,790,497

Approximately $142,839,000 of the loans were variable interest rate loans at December 31, 2004. The remaining portfolio was comprised of fixed interest rate loans.

The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Spartanburg County, South Carolina. The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2004, there were no material concentrations of credit risk within the Company’s loan portfolio.

At December 31, 2004 and 2003, $48,643 and $257,470 in loans were on nonaccrual status, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the year was approximately $1,800 and $15,000 in 2004 and 2003, respectively. There were no loans on nonaccrual status at December 31, 2002.  There were no loans contractually past due in excess of 90 days at December 31, 2004 or 2003. There were no foreclosed loans or other real estate owned at December 31, 2004 or 2003. There were no impaired loans at December 31, 2004 or 2003.

Qualifying loans held by the bank and collateralized by 1-4 family residences with a market value of $28,479,000 were pledged as collateral for FHLB advances outstanding of $23,078,571 at December 31, 2004.

Changes in the allowance for loan losses for the years ended December 31 were as follows:

	2004	2003	2002

Balance, beginning of year	$1,630,488	$1,163,977	$800,303
Provision charged to operations	679,427	518,821	417,980
Loans charged off	(53,548)	(52,880)	(54,306)
Recoveries on loans previously charged off	2,159	570	—

Balance, end of year	$2,258,526	$1,630,488	$1,163,977

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

The aggregate dollar amount of these outstanding loans was approximately $10.29 million and $7.33 million at December 31, 2004 and 2003, respectively.  During 2004, new loans and advances on these lines of credit totaled approximately $4.63 million and payments on these loans and lines totaled approximately $1.67 million. At

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

December 31, 2004, there were commitments to extend additional credit to related parties in the amount of approximately $1 million.

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company. Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses.  There were no loans outstanding between the Bank and the Company at December 31, 2004 or 2003.

Note 7 - Premises and Equipment

                 A summary of premises and equipment at December 31 is as follows:

	2004	2003

Land	$975,854	$975,854
Building and improvements	2,885,057	2,843,856
Furniture, fixtures and equipment	1,325,097	1,227,979
Construction in progress	—	23,846

Subtotal	5,186,008	5,071,535
Accumulated depreciation	911,768	691,081

Total	$4,274,240	$4,380,454

Depreciation expense charged to operations totaled $245,077, $239,939 and $233,449 in 2004, 2003, and 2002, respectively.

The Bank entered into a long-term land operating lease during 2000, which has an initial term of 20 years and various renewal options under substantially the same terms with certain rate escalations. Rent expense charged to operations totaled $48,000 for each of the years ended December 31, 2004, 2003 and 2002. The annual minimum rental commitments under the terms of the Company’s noncancellable lease at December 31, 2004 are as follows:

2005	$50,917
2006	53,000
2007	53,000
2008	53,000
2009	53,000
Thereafter	660,033

Total	$922,950

In addition, the Bank currently has short-term operating leases for its loan production offices in Mount Pleasant and Greenville, South Carolina. Monthly rent for these two offices totals $2,950.

Note 8 – Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $58,891,000 and $43,005,000 at December 31, 2004 and 2003, respectively.

The scheduled maturities of time deposits at December 31 are as follows:

	2004	2003

One year or less	$115,059,906	$88,301,678
From one year to three years	10,485,454	14,474,823
After three years	5,502,000	5,102,149

Total	$131,047,360	$107,878,650

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

Note 9 - Lines of Credit

At December 31, 2004, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $19,000,000.  The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

Note 10 – FHLB Advances

The Bank has the ability to borrow up to 20% of its total assets from the FHLB as of December 31, 2004, limited to qualifying collateral. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest.  The borrowings under this arrangement are available by pledging collateral and may require additional purchases of stock in the FHLB. Qualifying loans held by the bank and collateralized by 1-4 family residences with a market value of $28,479,000 were pledged as collateral for advances outstanding of $23,078,571 at December 31, 2004.

At December 31, 2004, fixed rate FHLB advances outstanding ranged from $1,000,000 to $3,000,000 with initial maturities of two to seven years and rates of 2.82% to 4.01%.  At December 31, 2004, advances totaling $8.3 million were subject to call features at the option of the FHLB with call dates ranging from June 2005 to March 2008 and current rates of 2.01% to 2.92%. Call provisions are more likely to be exercised by the FHLB when rates rise.  Advances totaling $9,750,000 at December 31, 2004 were at variable rates based on three month LIBOR and were priced from 2.13% to 2.52% as of year end, depending on the reset date.

Scheduled maturities of FHLB advances subsequent to December 31, 2004 are $5,850,000 in 2006, $2,500,000 in 2007, $4,300,000 in 2009, $2,928,571 in 2011, $5,000,000 in 2012 and $2,500,000 in 2013.

The weighted-average interest on FHLB advances outstanding as of December 31, 2004 and 2003 was 2.68% and 1.71%, respectively.

Note 11 - Income Taxes

The following is a summary of the items, which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended December 31:

	2004	2003	2002

Income tax expense at federal statutory rate of 34%	$897,143	$456,150	$202,344
Change in valuation allowance	—	—	(341,591)
State income tax, net of federal effect	62,214	27,914	11,959
Tax-exempt securities income	(70,425)	(43,833)	—
Bank-owned life insurance earnings	(42,638)	(26,535)	—
Other, net	(22,816)	12,195	127,288

Income tax expense	$823,478	$425,891	$—

                 The provision for income taxes for the years ended December 31 is as follows:

	2004	2003	2002

Current:	$827,316	$398,844	$204,635
Federal	91,564	26,994	18,120

State	918,880	425,838	222,755

Deferred:	(98,102)	(15,247)	(222,755)
Federal	2,700	15,300	—

State	(95,402)	53	(222,755)

Provision for income taxes	$823,478	$425,891	$—

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

                 The components of the deferred tax assets and liabilities at December 31 are as follows:

	2004	2003

Deferred tax liability:
Net deferred loan costs	$36,100	$35,252
Prepaid expenses deducted currently for tax	29,560	34,657
Tax depreciation in excess of book	147,880	125,698
Loan servicing rights	47,722	—

Total deferred tax liability	261,262	195,607

Deferred tax asset:
Allowance for loan losses	561,451	408,506
Deferred organizational and start-up costs	6,638	33,803
Unrealized loss on securities available for sale	87,529	14,859
Deferred gain on sale of loans	35,277	—

Deferred tax asset before valuation allowance	690,895	457,168

Valuation allowance	—	—

Net deferred tax asset	$429,633	$261,561

The net deferred tax asset is included in “Other assets” in the accompanying consolidated balance sheets.

The Company has not recorded a valuation allowance for the net deferred tax asset as management believes the realization of this asset is determined to be more likely than not based on the Company’s ability to generate future taxable income during the periods in which temporary differences become deductible.

A portion of the change in the net deferred tax asset relates to the change in the tax effect of the unrealized loss on securities available for sale of $72,670.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $95,402.

Note 12 - Regulatory Capital Requirements and Dividend Restrictions

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations) as set forth in the following table.  Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2004, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003 as well as the minimum calculated amounts for each regulatory-defined category.

	Actual		For Capital Adequacy Purposes		Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
The Company
Total capital to risk-weighted assets	$21,919,000	12.21%	$14,397,000	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	$18,018,000	10.04%	$7,200,000	4.00%	N/A	N/A
Tier 1 capital to average assets	$18,018,000	7.90%	$9,146,000	4.00%	N/A	N/A
The Bank
Total capital to risk-weighted assets	$21,290,000	11.83%	$14,397,000	8.00%	$17,997,000	10.00%
Tier 1 capital to risk-weighted assets	$19,031,000	10.57%	$7,202,000	4.00%	$10,803,000	6.00%
Tier 1 capital to average assets	$19,031,000	8.34%	$9,128,000	4.00%	$11,409,000	5.00%
As of December 31, 2003
The Company
Total capital to risk-weighted assets	$16,659,000	12.91%	$10,323,000	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	$15,029,000	11.64%	$5,165,000	4.00%	N/A	N/A
Tier 1 capital to average assets	$15,029,000	8.65%	$6,950,000	4.00%	N/A	N/A
The Bank
Total capital to risk-weighted assets	$15,854,000	12.28%	$10,328,000	8.00%	$12,907,000	10.00%
Tier 1 capital to risk-weighted assets	$14,224,000	11.02%	$5,163,000	4.00%	$7,744,000	6.00%
Tier 1 capital to average assets	$14,224,000	8.20%	$6,939,000	4.00%	$8,683,000	5.00%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2004, no cash dividends have been declared or paid by the Bank.

Note 13 – Junior Subordinated Debentures

The Company issued trust preferred securities totaling $6 million through its statutory trust subsidiaries, FNSC Capital Trust I and FNSC Statutory Trust II, during 2003 and 2004.  On December 19, 2003, FNSC Capital Trust I issued and sold floating rate trust preferred securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities.  On April 30, 2004, FNSC Statutory Trust II (collectively with FNSC Capital Trust I (the “Trusts”)),  issued an additional $3 million through a pooled offering of trust preferred securities. The Trusts also issued common securities having an aggregate liquidation amount of 3% of the total capital of the Trusts, or $186,000, to the Company.

The 2003 and 2004 trust preferred securities issues accrue and pay cumulative distributions quarterly in arrears at a rate per annum equal to 90-day LIBOR plus 292 basis points and 90-day LIBOR plus 270 basis points, respectively.  The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarters from the date of issuance. The Company has no current intention to exercise this right.  At December 31, 2004, the distribution rates on the 2003 and 2004 issuances were 5.48% and 5.20%, respectively.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

The 2003 and 2004 trust preferred securities issues are mandatorily redeemable upon maturity on December 19, 2033 and April 30, 2039, respectively. The Company has the right to redeem them in whole or in part, on or after December 19, 2008 and at any time commencing in 2009, respectively. If they are redeemed on or after these dates, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem either issuance in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

The Trusts invested the gross proceeds of $6 million from the issuance of the trust preferred securities and $186,000 from the issuance of the common securities in an equivalent amount of floating rate junior subordinated debentures of the Company or $6,186,000.  The Company contributed the net proceeds from the issuance of the subordinated debentures of $6 million after purchase of the common securities for $186,000 to the Bank for general corporate purposes. Issuance costs from the 2003 and 2004 transactions totaled $104,000 and $15,000, respectively.

The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into guarantees, which together with its obligations under the junior subordinated debentures and the declaration of trusts governing the Trusts, provides full and unconditional guarantees of the trust preferred securities.

The common securities owned by the Company rank equal to the trust preferred securities in priority of payment.  The common securities generally have sole voting power on matters to be voted upon by the holders of the Trusts’ securities.

On October 31, 2003, the FASB proposed a modification and interpretation of FASB Interpretation No. 46 (“FIN 46r”) which requires the Company to deconsolidate the Trusts from its financial statements.  As a small business issuer reporting under Regulation S-B, the Company was allowed to delay deconsolidation until December 31, 2004. Accordingly, the junior subordinated debentures and the common securities are presented in the Company’s financial statements as liabilities and other assets, respectively, as of December 31, 2004. All prior periods have been restated retroactively to reflect the deconsolidation.  The trust preferred securities are a part of the financial statements of the Trusts and they are not reflected in the Company’s financial statements due to the adoption of FIN 46r.

Note 14 - Stock Compensation Plans

Effective March 6, 2000, the Company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the “Plan”). Under the Plan, options are periodically granted to employees and directors by the Personnel Committee at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The Plan authorizes the granting of stock options up to a maximum of 270,000 shares of common stock. As of December 31, 2004, 98,400 option shares were available to be granted under the Plan.

Upon consummation of the initial public offering, the organizers were issued stock warrants to purchase 470,000 shares of common stock for $6.67 per share.  These warrants vest ratably over a five-year period beginning February 10, 2000, and will be exercisable in whole or in part during the ten-year period following that date.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

The following is a summary of the activity under the plans for the years ended December 31:

	2004		2003		2002

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share

Outstanding, beginning of period	642,500	$6.82	627,500	$6.71	631,250	$6.71
Granted	16,250	19.25	23,250	10.61	8,250	8.73
Forfeited	(20,000)	16.20	(7,500)	10.00	(9,900)	7.03
Exercised	—	—	(750)	7.20	(2,100)	6.76

Outstanding, December 31	638,750	6.84	642,500	6.82	627,500	6.70

Exercisable, December 31	495,249	6.69	369,600	6.67	246,650	6.67

The following table summarizes information about stock options and warrants outstanding under the stock-based option plans at December 31, 2004:

	Outstanding			Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 6.67	611,000	5.25 years	$6.67	488,799	$6.67
$ 7.00 - $ 7.20	7,500	7.00 years	7.16	4,500	7.16
$ 8.70 - $ 9.00	750	7.65 years	9.00	300	9.00
$ 9.50 - $12.50	8,250	8.75 years	10.61	1,650	10.61
$16.00 – $19.75	11,250	9.52 years	19.25	—	—

$ 6.67 - $12.50	638,750	7.30 years	$6.82	495,249	$6.69

The above information has been restated for the 3 for 2 stock split distributed on March 1, 2004.

Note 15 – Employee Benefit Plans

The Company maintains an employee benefit plan for all eligible employees of the Company and the Bank under the provisions of Internal Revenue Code Section 401(k). The First National Retirement Savings Plan (the “Savings Plan”) allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to a maximum of six percent of annual compensation. The 50% match represents an increase over the 25% match in 2002. A total of $37,000, $29,932 and $12,000 were charged to operations in 2004, 2003, and 2002, respectively, for the Company’s matching contribution. Employees are immediately vested in their contributions to the Savings Plan and become fully vested in the employer matching contribution after five years of service.

On May 31, 2004, the Company adopted an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of employee participants.  Employees become vested in their account balances after seven years of service.  The Board of Directors approved a $12,000 discretionary contribution paid to the ESOP for the year ended December 31, 2004.

During 2004, the Company also adopted a formal incentive compensation plan, the First National Incentive Plan (the “FNIP”) for members of its management team. Approximately $380,000 was accrued in 2004 and paid in January 2005 based on achievement of individual and corporate performance goals.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

Note 16 – Commitments and Contingencies

On September 10, 2004, the Company entered into a new employment agreement with its President and Chief Executive Officer that includes an annually renewable three-year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination. After December 31, 2004, the Company entered into employment agreements with each of its three Executive Vice Presidents that include an annually renewing two-year compensation term and one-year non-compete agreements upon termination.

In the normal course of business, the Company and the Bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. At December 31, 2004, the Company and the Bank were not involved with any litigation matters.

See Note 7 for specifics on the Company’s lease commitments.

Note 17 – Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

The Company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2004, the Company’s commitments to extend additional credit totaled approximately $47.9 million, the majority of which are at variable rates of interest and expire within one year. Included in the Company’s total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $605,278 at December 31, 2004. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 18 – Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items which are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

estate, consumer, commercial and other loans maturing after one year is based on the discounted present value of the estimated future cash flows, reduced by an estimate of credit losses inherent in the portfolio. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

Fair value for demand deposit accounts and variable rate interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 2005 are valued at their carrying value. Certificate of deposit accounts maturing after 2005 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the current market rate.  Fair value for the floating rate junior subordinated debentures is based on the carrying value.

The estimated fair market value of commitments to extend credit and standby letters of credit are equal to their carrying value as the majority of these off-balance sheet instruments have relatively short terms to maturity and are written with variable rates of interest.

The Company has used management’s best estimate of fair values based on the above assumptions. Thus, the fair values presented may not be the amounts, which could be realized in an immediate sale or settlement of the instrument. In addition, any income tax or other expense which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$2,404,124	$2,404,124	$3,003,015	$3,003,015
Interest-bearing bank balances	33,841	33,841	534,405	534,405
Federal funds sold	846,000	846,000	3,157,000	3,157,000
Securities available for sale	36,164,898	36,164,898	36,173,822	36,173,822
Loans, net	186,249,067	186,805,000	128,790,497	128,823,000
Financial liabilities:
Deposits	$191,811,128	$193,661,000	$154,733,021	$157,570,000
FHLB advances	23,078,571	23,001,406	9,500,000	9,500,000
Junior subordinated debentures	6,186,000	6,186,000	3,093,000	3,093,000

Note 19 – Parent Company Financial Information

The following is condensed financial information of First National Bancshares, Inc. (parent company only) at December 31, 2004 and 2003 and for each of the years in the three year period ended December 31, 2004.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

First National Bancshares, Inc.

Condensed Balance Sheets

	2004	2003

Assets:
Cash	$459,657	$726,523
Investment in bank subsidiary	19,269,052	14,422,578
Investment in Trust subsidiaries	186,000	93,000
Other assets	182,738	100,800

Total	$20,097,447	$15,342,901

Liabilities and shareholders’ equity:
Junior subordinated debentures	$6,186,000	$3,093,000
Accruals and other liabilities	—	21,405
Shareholders’ equity	13,911,447	12,228,496

Total	$20,097,447	$15,342,901

First National Bancshares, Inc.

Condensed Statements of Income

	2004	2003	2002

Interest income	$11,315	$8,743	$13,780
Interest expense on junior subordinated debentures	235,919	4,496	—

Net interest income/(expense)	(224,604)	4,247	13,780
Professional fees	8,961	7,452	6,818
Shareholder relations	31,771	20,884	19,542
Other	688	52	2,385

Noninterest expense	41,420	28,388	28,745
Equity in undistributed net income of bank subsidiary	1,990,540	939,867	610,094

Net income before income taxes	1,724,516	915,726	595,129
Income tax benefit	(90,661)	—	—

Net income	$1,815,177	$915,726	$595,129

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY	Notes to Consolidated Financial Statements

First National Bancshares, Inc.

Condensed Statements of Cash Flows

	2004	2003	2002

Operating activities:
Net income	$1,815,177	$915,726	$595,129
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed net income of bank subsidiary	(1,990,540)	(939,867)	(610,094)
Compensation expense for employee stock options	8,900	3,000	—
Increase in other assets	(7,236)	(100,800)	—
Increase (decrease) in other liabilities	(5,446)	17,489	(2,247)
Increase in intercompany receivable	(90,661)	—	—

Net cash used for operating activities	(269,806)	(104,452)	(17,212)

Investing activities:
Investment in common securities of Trusts	(93,000)	(93,000)	—
Capital contribution to bank subsidiary	(2,997,000)	(3,203,000)	—

Net cash used for investing activities	(3,090,000)	(3,296,000)	—

Financing activities:
Proceeds from exercise of employee stock options	—	6,114	15,386
Cash paid in lieu of fractional shares	(60)	—	—
Proceeds from junior subordinated debentures	3,093,000	3,093,000	—

Net cash provided by financing activities	3,092,940	3,099,114	15,386

Net decrease in cash and cash equivalents	(266,866)	(301,338)	(1,826)
Cash, beginning of year	726,523	1,027,861	1,029,687

Cash, end of year	$459,657	$726,523	$1,027,861

For a complete discussion of the junior subordinated debentures, common securities and the related trust preferred securities, see Note 13 – Junior Subordinated Debentures.

BOARD OF DIRECTORS

Standing: Donald B. Wildman, Dr. Gaines W. Hammond, Jr., Jerry L. Calvert,  Mellnee G. Buchheit,
Dr. C. Tyrone Gilmore, Sr., Peter E. Weisman, C. Dan Adams, Benjamin R. Hines
Seated: W. Russel Floyd, Jr., William A. Hudson, Norman F. Pulliam, Martha C. Chapman, Coleman L. Young, Jr.

****************************************************************************************************************

EXECUTIVE OFFICERS

Standing:
Robert W. Murdoch, Jr.
Executive Vice President & Retail Banking Manager
David H. Zabriskie
Executive Vice President & Chief Lending Officer

Seated:
Kitty B. Payne
Executive Vice President & Chief Financial Officer
Jerry L. Calvert
President & Chief Executive Officer

LEADERSHIP TEAM
Foster Alexander
 AVP, Manager, Boiling Springs Branch
Louie Blanton
 SVP, Commercial Banking & Business Development
John Bickley
VP, Manager, First National Business Capital
David Bowdish
VP, Operations Manager
Van Clark
VP, Human Resource Manager
Renee Cothran
 VP, City Executive
Shany Ezell
AVP, Mortgage Loan Officer

Rudy Gill
Market President, Mount Pleasant
Pamela Gilliam
AVP, Loan Operations Manager
Susan Gustafson
Deposit Services Officer
Bob Hayes
Manager, Reidville Road Branch
Dawn Kunak
Executive Assistant
Fred Moore
SVP, Risk Management
Janetta Riffenburg
AVP, Compliance Officer
Erika Shoolbred
Marketing & Public Relations Coordinator
Phyllis Shropshier
Operations Coordinator
Marilyn Smith
AVP, Manager, Main Branch
Angela Willingham
Branch Coordinator

SUPPORT STAFF

Kerry Blanton,Loan Operations	Stephannie Kontowsky,Deposit Operations
Lisa Horton,Loan Processor	Kerry Shaw,Loan Operations Assistant
Sue Waters,Loan Processor	Karen Vassey,Loan Operations Assistant
Tara Kallam,Deposit Operations	Matthew Klessens,Consumer Loan Specialist
Alice Popiel,Accounts Payable Specialist

SHAREHOLDER INFORMATION

Stock Listing
First National Bancshares, Inc. common stock is quoted on the OTC Bulletin Board under the symbol FNSC. As of March 1, 2005, there were 379 shareholders of record. This number does not reflect the number of persons or entities who hold the stock in nominee or “street” name through various brokerage firms.

Shareholder Services
Shareholders seeking information regarding stock transfers, lost certificates, dividends and address changes should contact our Transfer Agent:

First Citizens Bank
Corporate Trust Division
PO Box 29522
Raleigh, NC 27626-0522
(877) 685-0576

Market Makers
Scott & Stringfellow, Inc.	Monroe Securities, Inc.
FIG Partners, LLC	Pershing Trading Co., LP
Archipelago Trading Services, Inc.	UBS Capital Markets, LP
Hill Thompson Magid & Co., Inc.	Sandler O’Neill & Partners, LP

Annual Meeting
The Annual Meeting of Shareholders will be held at 5:30 p.m. on Tuesday, April 19, 2005 at our main office at 215 North Pine Street, Spartanburg, SC 29302. All shareholders of record as of March 1, 2005 are eligible to attend and vote.

Financial Information
We will furnish, upon request, free of charge, copies of our Annual Report to the SEC on Form 10-KSB by contacting:

Kitty B. Payne
First National Bancshares, Inc.
PO Box 3508
Spartanburg, SC 29302
(864) 948-9001

General Counsel
Nelson Mullins Riley & Scarborough, LLP
999 Peachtree Street, NE / Suite 1400
Atlanta, Georgia 30309

Independent Public Accounting Firm
Elliott Davis, LLC
200 East Broad Street
Greenville, SC 29601

The following is a summary of the bid prices for our common stock reported by the OTC Bulletin Board:

	2004		2003

	High	Low	High	Low

First Quarter	$17.00	$12.34	$10.50	9.50
Second Quarter	21.50	17.50	11.33	9.77
Third Quarter	24.00	20.00	11.83	11.27
Fourth Quarter	26.50	21.25	12.67	11.67

          The prices listed above are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices shown reflect historical activity and amounts prior to the 3 for 2 stock split distributed on March 1, 2004 have been adjusted accordingly.

Growth Since Opening on March 27, 2000		Asset Growth Projected in 2005
As of 12/31/04 Assets: $236.3 million Deposits: $191.8 million Loans: $188.5 million

FIRST NATIONAL BANCSHARES, INC.

First National Bank of Spartanburg

Boiling Springs Office: **Teresa Seay, Emily Rowe, Foster Alexander** *(Manager)*, **Diane Smith, Priscilla Dover, Debbie Holler, Mandy Johnson**

First National Bank of the South

Mount Pleasant: **Rudy Gill,** *Market President*

First National Bank of Spartanburg

Main Office: **Beth Wiley, Amy Sullivan, Marilyn Smith** *(Manager)*, **Jessica Cross, Shany Earl** *(Mortgage Officer)*, **Louie Blanton** *(Commercial Banking & Business Development)*, **Pat Rice, April Randolph, Renee Cothran** *(City Executive)*, **Norma Gamez-Freerking**

First National Business Capital

Greenville: **John Bickley** *(Manager)*, **Dana Tinsley**

First National Bank of Spartanburg

Westside Office: **Tammy Byars, Bob Hayes** *(Manager)*, **LouAnn Wheeler, Tilda Garrett, Kim Kinley**

FIRST NATIONAL BANCSHARES, INC.
Post Office Box 3508
Spartanburg, SC 29304
(864) 948-9001
www.firstnational-online.com

Trust Services and Investment Management provided by
COLONIAL TRUST COMPANY
Established 1913