Form 10QSB
period 2005-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2005-05-16
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________  to  __________

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

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,802,846 shares of common stock, $0.01 par value per share, were outstanding on May 1, 2005.

          Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(unaudited)
Assets
Cash and due from banks	$1,121,046	$2,404,124
Interest bearing bank balances	10,139	33,841
Federal funds sold and resale agreements	2,000	846,000
Securities available for sale	37,999,578	36,164,898
Loans, net of allowance for loan losses of $2,503,983 & $2,258,526, respectively	206,177,684	186,249,067
Premises and equipment, net	4,342,215	4,274,240
Other	6,926,932	6,371,730

Total assets	$256,579,594	$236,343,900

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest-bearing	$15,696,448	$15,695,134
Interest-bearing	188,204,369	176,115,994

Total deposits	$203,900,817	$191,811,128

FHLB advances	25,471,429	23,078,571
Federal funds purchased	5,836,000	9,000
Junior subordinated debentures	6,186,000	6,186,000
Accrued expenses and other liabilities	1,135,108	1,347,754

Total liabilities	$242,529,354	$222,432,453

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 1,802,846 and 1,802,850 shares issued and outstanding, respectively	18,028	18,028
Additional paid-in capital	11,826,823	11,818,623
Retained earnings	2,726,651	2,244,706
Accumulated other comprehensive income (loss)	(521,263)	(169,910)

Total shareholders’ equity	$14,050,239	$13,911,447

Total liabilities and shareholders’ equity	$256,579,594	$236,343,900

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	Three months ended March 31, 2005	Three months ended March 31, 2004

Interest income:
Loans	$3,032,550	$1,862,455
Taxable securities	312,961	301,622
Nontaxable securities	57,531	57,565
Federal funds sold and other	31,961	16,255

Total interest income	3,435,003	2,237,897

Interest expense:
FHLB advances	166,586	45,788
Junior subordinated debentures	83,231	33,455
Federal funds purchased	2,564	1,183
Deposits	1,139,903	736,929

Total interest expense	1,392,284	817,355

Net interest income	2,042,719	1,420,542

Provision for loan losses	270,986	168,160

Net interest income after provision for loan losses	1,771,735	1,252,382

Non-interest income:
Service charges and fees on deposit accounts	221,854	200,975
Mortgage loan fees from correspondent bank	64,474	37,267
Gain on sale of investment securities	—	70,655
Other	71,167	61,378

Total non-interest income	357,495	370,275
Non-interest expense:
Salaries and employee benefits	797,519	613,332
Occupancy and equipment expense	138,829	142,271
Data processing	110,956	90,287
Public relations	90,610	80,342
Professional fees	62,825	88,937
Telephone and supplies	45,254	30,790
Other	164,275	113,513

Total non-interest expense	1,410,269	1,159,472
Income before income taxes	718,961	463,185

Provision for income taxes	237,016	148,153

Net income	$481,945	$315,032

Net income per share
Basic	$.27	$.17
Diluted	.22	.15
Weighted average shares outstanding
Basic	1,802,846	1,802,846
Diluted	2,270,826	2,150,882

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the three months ended March 31, 2005 and 2004
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2003	1,802,850	$18,028	$11,809,783	$429,529	$(28,844)	$12,228,496
Cash in lieu of fractional shares	(4)	—	(60)	—	—	(60)
Grant of employee stock options	—	—	1,500	—	—	1,500
Comprehensive income:
Net income	—	—	—	315,032	—	315,032
Change in net unrealized gains on securities available for sale, net of income tax of $135,328	—	—	—	—	262,695	262,695
Less: reclassification adjustment for gains included in net income, net of income tax of $24,023	—	—	—	—	(46,632)	(46,632)

Total comprehensive income	—	—	—	—	—	531,095

Balance, March 31, 2004	1,802,846	$18,028	$11,811,223	$744,561	$187,219	$12,761,031

Balance, December 31, 2004	1,802,846	$18,028	$11,818,623	$2,244,706	$(169,910)	$13,911,447
Cash in lieu of fractional shares	—	—	—	—	—	—
Grant of employee stock options		—	8,200	—	—	8,200
Comprehensive income:
Net income	—	—	—	481,945	—	481,945
Change in net unrealized gains on securities available for sale, net of income tax of $181,001	—	—	—	—	(351,353)	(351,353)

Total comprehensive income	—	—	—	—	—	130,592

Balance, March 31, 2005	1,802,846	$18,028	$11,826,823	$2,726,651	$(521,263)	$14,050,239

All share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2005 and 2004
(unaudited)

	2005	2004

Cash flows from operating activities:
Net income	$481,945	$315,032
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for loan losses	270,986	168,160
Depreciation	61,983	59,451
Premium amortization, net	20,656	25,221
Earnings on bank owned life insurance	(28,653)	(31,083)
Gain on sale of securities available for sale	—	(70,655)
Gain on sale of loans	(16,451)	—
Compensation expense for employee stock options	8,200	1,500
(Increase)/decrease in prepaid expenses and other assets	(244,329)	(53,687)
Increase/(decrease) in accrued expenses and other liabilities	(212,646)	(588,615)

Net cash provided by (used for) operating activities	341,691	(174,676)

Cash flows from investing activities:
Proceeds from maturities of securities available for sale	1,208,478	3,709,117
Purchases of securities available for sale	(3,596,168)	(1,021,250)
Proceeds from sales of securities available for sale	—	1,795,545
Proceeds from sales of guaranteed portion of SBA loans	226,383	—
Loan origination, net of principal collections	(20,405,853)	(13,471,744)
Net purchases of premises and equipment	(129,958)	(62,391)
Purchase of FHLB and other stock	(289,400)	(250,000)
Redemption of FHLB and other stock	184,500	84,500

Net cash used by investing activities	(22,802,018)	(9,216,223)

Cash flows from financing activities:
Increase in FHLB advances	6,600,000	5,000,000
Repayment of FHLB advances	(4,207,142)	(5,000,000)
Federal funds purchased	5,827,000	—
Cash paid in lieu of fractional shares	—	(60)
Net increase in deposits	12,089,689	7,844,952

Net cash provided by financing activities	20,309,547	7,844,892

Net decrease in cash and cash equivalents	(2,150,780)	(1,546,007)

Cash and cash equivalents, beginning of year	3,283,965	6,694,420

Cash and cash equivalents, end of period	$1,133,185	$5,148,413

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

Summary of Significant Accounting Policies and Activities

          A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 and is incorporated herein by reference. Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, and “Federal funds sold and resale agreements.”  Cash paid for interest during the three months ended March 31, 2005 and 2004 totaled $1,336,130 and $841,846, respectively.  Cash paid for income taxes during the three months ended March 31, 2005 and 2004 totaled $180,000 and $518,000, respectively. Non-cash investing activities for the three months ended March 31, 2005 and 2004 included $351,353 of unrealized losses and $216,063 of unrealized gains on available for sale securities, net of income tax, respectively.

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

          On December 19, 2003, we formed FNSC Capital Trust I, a statutory trust, for the purpose of issuing and selling floating rate securities having an aggregate liquidation amount of $3.0 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, we formed FNSC Statutory Trust II in order to issue an additional $3.0 million through a pooled offering of trust preferred securities. On October 13, 2004, we announced our plans to open a loan production office in Mount Pleasant, South Carolina.  On April 26, 2005, we filed an application with the Office of the Comptroller of the Currency (OCC) to establish a full-service bank branch in Mount Pleasant, South Carolina.

Basis of Presentation

          The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited, consolidated financial statements as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

          Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2004 as filed with the Securities and Exchange Commission.

Earnings Per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month periods ended March 31, 2005 and 2004.

	Three Months Ended 3/31/05

	BASIC	DILUTED

Net Income	$481,945	$481,945
Grant of employee stock options	8,200	8,200

Adjusted net income	$490,145	$490,145
Weighted average shares outstanding	1,802,846	1,802,846
Effect of Dilutive Securities:
Stock options & warrants	—	467,980

	1,802,846	2,270,826

Per-share amount	$0.27	$0.22

	Three Months Ended 3/31/04

	BASIC	DILUTED

Net Income	$315,032	$315,032
Grant of employee stock options	1,500	1,500

Adjusted net income	$316,532	$316,532
Weighted average shares outstanding	1,802,846	1,802,846
Effect of Dilutive Securities:
Stock options & warrants	—	348,036

	1,802,846	2,150,882

Per-share amount	$0.17	$0.15

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

          Stock options and warrants issued under our stock option plans and warrant agreements have no intrinsic value at the grant date and, under APB Opinion No. 25, no compensation cost was reflected in net income for them.  Because SFAS No. 123 was adopted prospectively, we are continuing to provide pro forma disclosures of net income and income per share in the following table, as if the fair value based method of accounting had been applied. All amounts have been adjusted for the 3 for 2 stock split distributed on March 1, 2004.

	For the three months ended March 31,

	2005	2004

Net income as reported	$481,945	$315,032
Net income pro forma	$466,664	$248,852
Basic income per share
As reported	$.27	$.17
Pro forma	$.26	$.14
Diluted income per share
As reported	$.22	$.15
Pro forma	$.21	$.12

          The weighted average fair value per share of options granted in the three month periods ended March 31, 2005 and 2004 amounted to $8.37 and $2.41, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 24.50% and 6% for 2005 and 2004, respectively, risk-free interest rate of 2.75% and 1.25% for 2005 and 2004, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

          This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rate of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

          The following discussion describes our results of operations for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004,  and also analyzes our financial condition as of March 31, 2005, as compared to December 31, 2004.  These comments should be read in conjunction with our condensed, consolidated, unaudited financial statements and accompanying footnotes appearing in this report.

          Like most community banks, we derive most of our income from interest we receive on our loans and investements.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense of our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

          Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following sections, we have included a detailed discussion of this process.

          In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

          The following discussion analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited fiancial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements, the related notes and other statistical information also included in this report.

Critical Accounting Policies

          We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States, in the preparation of our financial statements.  These significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004, as filed on our annual report on Form 10-KSB.

          Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

          Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action, such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing or liquidation of assets.

          We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, consumer and mortgage.  We apply general loss factors to each category and may adjust these percentages, as appropriate, given consideration of local economic conditions, exposure concentration that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs and anticipated loan growth.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

          The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

Business Activity and Organization

          First National Bancshares, Inc. was organized on July 14, 1999, and our initial principal activities were related to organizing, conducting the initial public offering and pursuing regulatory approvals from the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board to open our wholly-owned subsidiary, First National Bank of Spartanburg. We completed our initial public offering on February 10, 2000, and received all final regulatory approvals in the first quarter of 2000 after which our bank opened for business on March 27, 2000, at its main banking location.  Our bank opened its office located on Reidville Rd. on July 14, 2000, and opened its third branch office in Boiling Springs, South Carolina on August 24, 2001.

          During 2002, we adopted a resolution to change our bank’s name to First National Bank of the South, which continues to do business in Spartanburg County as First National Bank of Spartanburg. On March 15, 2004, we announced the formation of a small business lending division based in Greenville, South Carolina. The division operates under the name of First National Business Capital. We continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

          Total assets at March 31, 2005, of $256.6 million increased 8.6% over total assets of $236.3 million at December 31, 2004, and consisted principally of loans, net of loan loss allowance, of $208.7 million; securities available for sale of $38.0 million; property, at cost less accumulated depreciation, of $4.3 million and other assets of $6.9 million, consisting primarily of $2.7 million in bank-owned life insurance contracts and $1.8 million in stock investments in the Federal Home Loan Bank and the Federal Reserve Bank.  At March 31, 2005, our bank’s loan portfolio consisted primarily of $141.4 million of commercial real estate loans, $22.9 million of commercial business loans and $44.4 million of consumer and home equity loans.

          The primary sources of funding for the loan portfolio are the deposits that are acquired and the maturity of investment securities.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, substantially all of these securities are pledged for other corporate purposes.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

          Our total liabilities at March 31, 2004 were $242.5 million, which is an increase of 9.0% over liabilities at December 31, 2004, of $222.4 million, and consisted principally of deposits of $203.9 million.  The $203.9 million in deposits consisted primarily of $124.5 million in certificates of deposit, $41.1 million of money market and savings accounts and $38.3 million in checking accounts.  We believe that conditions in the past several years have been favorable for deposit growth and that factors, such as the low returns on investments and mutual funds, may have increased traditional deposit inflows during these periods.

          Total shareholders’ equity increased from $13.9 million at December 31, 2004, to $14.1 million at March 31, 2005, primarily due to the net income generated for the period.  However, the increase was offset by the decrease of $351,353 in the unrealized loss on securities available for sale to $130,592, net of income tax effect.

          At March 31, 2005, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2004.  We believe that the deterioration in value is attributable to changes in market interest rates and not in credit quality and consider these losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.  We currently expect that we will have sufficient cash flow to fund ongoing operations.

Liquidity

          Our liquidity needs including commitments to extend credit are met through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts.  These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time.

          In making these commitments, we use the same credit and collateral policies as we do for on-balance sheet instruments.  We evaluate each customer’s creditworthiness on a case-by-case basis and obtain collateral, if necessary, based on our credit evaluation of the borrower.  In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

          Through the operations of our bank at March 31, 2005, we had issued commitments to extend credit of $60.8 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $266,000 at March 31, 2005.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

          Our bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $19.0 million.  Our bank is also a member of the Federal Home Loan Bank of Atlanta, from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the bank.  The level of liquidity can also be measured by the loan-to-deposit ratio, which was at 102.3% at March 31, 2005, as compared to 98.3% at December 31, 2004.  During most of 2004 and 2005, as a result of historically low rates that were earned on short-term liquidity investments, we have chosen to maintain a lower than normal level of short-term liquidity.

          We believe that our bank’s existing stable base of core deposits, as well as continued growth in our deposit base and proceeds from other potential capital sources, will enable us to successfully meet our long term liquidity needs.

Capital

          We currently maintain a level of capitalization substantially in excess of the minimum capital requirements set by the regulatory agencies, and our bank is considered to be “well-capitalized.”  The following table sets forth our bank’s various capital ratios at March 31, 2005, and December 31, 2004.

	March 31, 2005	December 31, 2004	Minimum to be well-capitalized

Total risk-based capital	10.98%	11.41%	10.00%
Tier 1 risk-based capital	9.72%	10.16%	6.00%
Leverage capital	7.96%	7.86%	5.00%

          Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

          On December 19, 2003, and April 30, 2004, respectively, FNSC Capital Trust I and FNSC Statutory Trust II were formed to issue a total of $6 million in floating rate trust preferred securities. We consolidated the trust subsidiaries into our consolidated financial statements as of September 30, 2004 and December 31, 2003. Under the provisions of FASB Interpretation No. 46 (“FIN46”), we were allowed to consolidate the trust subsidiaries in our consolidated financial statements until 2004. As a small business issuer reporting under Regulation S-B, we deconsolidated the trust subsidiaries from our financial statements at December 31, 2004.

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

          We are subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

          Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and losses or a combination of these factors could change our capital position in a relatively short period of time.

          As of March 31, 2005, there were no significant firm commitments outstanding for capital expenditures.  However, we have filed an application to open a full service banking office in Mount Pleasant, South Carolina.  Upon approval of the application, we do plan to require related capital expenditures in the near future of approximately $250,000.

Comparison of Results of Operations Between the Quarter Ended March 31, 2005 and 2004

          We recognized net income of $481,945 or $0.22 per diluted share for the three-month period ended March 31, 2005, compared to net income of $315,032, or $0.15 per diluted share, for the three-month period ended March 31, 2004.

Net Interest Income

          Net interest income, the largest component of our income, was $2,042,719 and $1,420,542, respectively, for the three months ended March 31, 2005 and 2004, or an increase of 43.8%.  This increase in net interest income reflects the continued growth in the level of earning assets, as well as the impact of the increases in the prime rate during the first quarter of 2005.

          Interest income of $3,435,003 and $2,237,897 for the three months ended March 31, 2005 and 2004, respectively, includes $3,032,550 and $1,862,455 on loans, $370,492 and $359,187 on investment securities and $31,960 and $16,255 on federal funds sold and interest-bearing bank balances.

          The following table sets forth, for the periods ended March 31, 2005, and March 31, 2004, information related to or average balance, average yields on assets and average cost of liabilities.  We derived the average balances from the daily balances throughout the periods indicated.  We derived the average yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income on non-accrual loans has been included in interest income.

	Average Balances, Income and Expenses and Rates (in $000’s) Quarter Ended March 31,

	Average Balance	2005 Income/ Expense	Annualized Yield/ Rate	Average Balance	2004 Income/ Expense	Annualized Yield/ Rate

Loans	$193,963	$3,033	6.25%	$139,166	$1,862	5.35%
Investment securities	37,845	370	3.91%	34,819	360	4.14%
Federal funds sold	426	32	30.05%	3,913	16	1.64%
Total earning assets	$232,234	$3,435	5.92%	$177,898	$2,238	5.03%
Time deposits	$125,754	$880	2.80%	$108,200	$685	2.53%
Savings & money market	37,611	193	2.05%	16,595	28	0.67%
FHLB Advances	23,188	167	2.88%	11,036	46	1.67%
NOW Accounts	21,121	66	1.25%	18,454	25	0.54%
Junior subordinated debentures	6,186	83	5.37%	6,186	33	2.13%
Federal Funds purchased	680	3	1.76%	376	1	1.06%
Total interest -bearing liabilities	$214,540	$1,392	2.60%	$160,847	$818	2.03%
Net interest spread			3.32%			3.00%
Net interest income/margin		$2,043	3.52%		$1,421	3.20%
Non-interest bearing demand deposits	$15,190			$14,744

          Our net interest spread was 3.32% for the three-month period ended March 31, 2005, as compared to 3.00% for the three-month period ended March 31, 2004.  The net interest spread is the difference between the yield we earned on our interest-earning assets and the rate we paid on our interest-bearing liabilities.

          Our consolidated net interest margin for the period ended March 31, 2005, was 3.52%, as compared to 3.20% for the same period in 2004.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

          The increase in our net interest spread and our net interest margin from 2004 to 2005 was principally due to the increase in average yields on earning assets relative to the re-pricing of our interest-bearing liabilities, following the increases in the federal prime rate since the first quarter of 2004.

Provision for Loan Losses

          Included in the statements of operations is a non-cash expense of $270,986 and $168,160 for the three months ended March 31, 2005 and 2004, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2,503,983 and $2,258,526 as of March 31, 2005 and December 31, 2004, respectively.

          The following table sets forth the changes in the allowance for loan losses during the three-month periods ended March 31, 2005 and 2004.

	2005	2004

Balance, beginning of period	$2,258,526	$1,630,488
Provision charged to operations	270,986	168,160
Loans charged off	(25,529)	(922)
Recoveries on loans previously charged off	0	935

Balance, end of period	$2,503,983	$1,798,661
Allowance to loans, quarter end	1.20%	1.25%
Net charge-offs to average loans	0.02%	0.00%
Non-accrual loans	$37,270	$21,402

          Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual is recognized as income only when it is received.

Non-interest Income and Expense

          Non-interest income totaled $357,495 and $370,275 for the three-month period ended March 31, 2005 and 2004, respectively, or a decrease of 3.5%.  Service charges collected on deposit accounts increased by 10.4% as a result of our larger customer base. Non-interest income for 2004 included a nonrecurring gain on the sale of investment securities for $70,655 generated as a result of a transaction executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.

          We incurred non-interest expense of $1,410,269 and $1,159,472 for the three-month periods ended March 31, 2005 and 2004, respectively.  Although total non-interest expense increased $250,797 over the same period in 2004, improved efficiency of banking operations resulted in this category increasing only 21.6% as compared to the same period last year while gross income (net interest plus non-interest income) increased by 34.0%.  These expenses consisted primarily of $797,519 and $613,332 of salaries and benefits, $138,829 and $142,271 of occupancy and equipment expense, $45,254 and $30,790 of telephone and supplies for the three-month periods ended March 31, 2005 and 2004, respectively.  A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth including the addition of our Greenville and Mount Pleasant loan production offices opened on March 15, 2004, and October 13, 2004, respectively, and the increased costs associated with growth in customer transaction processing due to the resulting increase in our customer base.

          Professional fees decreased from $88,937 for the three-month period ended March 31, 2004, to $62,825 in the three-month period ended March 31, 2005.  In addition, $90,648 and $80,342 was incurred for public relations expense and $110,956 and $90,287 was incurred for data processing, ATM and internet banking expense for the three-month periods ended March 31, 2005 and 2004, respectively.  A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, primarily in the Greenville and Mount Pleasant loan production offices, and the increased costs associated with growth in customer transaction processing, public relations and advertising expenditures due to the resulting increase in our customer base.

          Included in the line item “other expenses,” which increased $50,762 or 44.7% between the three-month periods ended March 31, 2005 and 2004, are charges for insurance premiums; postage, printing and stationery expense and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank, and the increase is primarily related to the increase in our assets, the higher level of transaction volume, the higher number of customer accounts, and our continued growth.

Income Tax Expense

          Our effective tax rate was 33.2% and 32.0% for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in the effective tax rate occurred due to a decrease in the amount of nontaxable income during 2004 from decreased levels of municipal securities as a percentage of total earning assets since 2004.

Item 3.	Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2005.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

There are no material, pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.		Defaults Upon Senior Securities

None

Item 4.		Submission of Matters to a Vote of Security Holders

None

Item 5.		Other Information

None

Item 6.		Exhibits

	31.1	Rule 13a-14(a) Certification of the Prinicpal Executive Officer.

	31.2	Rule 13a-14(a) Certification of the Prinicpal Financial Officer.

	32	Section 1350 Certifications.

SIGNATURES

          Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: May 13, 2005	By:	/s/ JERRY L. CALVERT

Jerry L. Calvert
Chief Executive Officer

Date: May 13, 2005	By:	/s / KITTY B. PAYNE

Kitty B. Payne
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.