Form 10QSB
period 2005-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2005-08-15
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,803,896 shares of common stock, $0.01 par value per share, were outstanding on August 1, 2005.

          Transitional Small Business Disclosure Format (check one): YES   ☐     NO   ☒

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(unaudited)
Assets
Cash and due from banks	$2,803,041	$2,404,124
Interest-bearing bank balances	7,966	33,841
Federal funds sold and resale agreements	20,733,000	846,000
Securities available for sale	37,273,257	36,164,898
Loans, net of allowance for loan losses of $2,641,402 and $2,258,526, respectively	222,254,242	186,249,067
Premises and equipment, net	4,421,287	4,274,240
Other	7,673,209	6,371,730

Total assets	$295,166,002	$236,343,900

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest-bearing	$27,749,588	$15,695,134
Interest-bearing	214,740,854	176,115,994

Total deposits	242,490,442	191,811,128

FHLB advances	30,304,762	23,078,571
Federal funds purchased	—	9,000
Junior subordinated debentures	6,186,000	6,186,000
Accrued expenses and other liabilities	1,125,432	1,347,754

Total liabilities	280,106,636	222,432,453

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 1,803,896 and 1,802,846 shares issued and outstanding, respectively	18,039	18,028
Additional paid-in capital	11,847,167	11,818,623
Retained earnings	3,436,690	2,244,706
Accumulated other comprehensive income/(loss)	(242,530)	(169,910)

Total shareholders’ equity	15,059,366	13,911,447

Total liabilities and shareholders’ equity	$295,166,002	$236,343,900

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	For the three months ended		For the six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Interest income:
Loans	$3,668,862	$1,968,611	$6,701,412	$3,831,066
Taxable securities	312,979	270,575	625,941	572,196
Nontaxable securities	63,484	57,524	121,013	115,090
Federal funds sold & other	24,660	18,789	56,621	35,044

Total interest income	4,069,985	2,315,499	7,504,987	4,553,396

Interest expense:
Deposits	1,428,193	784,942	2,568,095	1,521,871
FHLB advances	225,134	43,400	391,720	89,188
Junior subordinated debentures	90,955	52,423	174,186	85,878
Federal funds purchased	38,145	501	40,708	1,684

Total interest expense	1,782,427	881,266	3,174,709	1,698,621

Net interest income	2,287,558	1,434,233	4,330,278	2,854,775

Provision for loan losses	161,035	232,157	432,020	400,317

Net interest income after provision for loan losses	2,126,523	1,202,076	3,898,258	2,454,458

Non-interest income:
Service charges and fees on deposit accounts	243,887	207,461	465,739	408,436
Gain on sale of SBA loans	79,768	—	96,320	—
Loan service charges and fees	49,984	44,011	84,427	67,855
Gain on sale of investment securities	—	54,218	—	124,873
Other	81,753	62,059	166,398	136,860

Total non-interest income	455,392	367,749	812,884	738,024

Non-interest expense:
Salaries and employee benefits	860,251	606,234	1,657,769	1,219,566
Occupancy and equipment expense	164,259	135,525	303,088	277,796
Data processing	118,950	94,000	229,906	184,287
Public relations	93,229	80,002	183,839	160,344
Professional fees	48,223	43,601	111,048	132,538
Telephone and supplies	46,921	32,838	92,175	63,628
Other	163,005	133,799	327,281	247,312

Total non-interest expense	1,494,838	1,125,999	2,905,106	2,285,471

Income before income taxes	1,087,077	443,826	1,806,036	907,011
Provision for income taxes	377,037	128,485	614,052	276,638

Net income	$710,040	$315,341	$1,191,984	$630,373

Net income per share:
Basic	$0.40	$0.18	$0.67	$0.35
Diluted	$0.32	$0.14	$0.53	$0.29
Weighted average shares outstanding:
Basic	1,803,504	1,802,846	1,803,175	1,802,846
Diluted	2,271,970	2,217,927	2,271,398	2,168,849

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the six months ended June 30, 2005 and 2004
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2003	1,802,850	$18,028	$11,809,783	$429,529	$(28,844)	$12,228,496
Cash in lieu of fractional shares	(4)	—	(60)	—	—	(60)
Grant of employee stock options	—	—	5,980	—	—	5,980
Comprehensive income:
Net income	—	—	—	630,373	—	630,373
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $397,881	—	—	—	—	(772,358)	(772,358)
Add: reclassification adjustment for gains included in net income, Net of income tax of $42,457	—	—	—	—	82,416	82,416
Total comprehensive income/(loss)	—	—	—	—	—	(59,569)

Balance, June 30, 2004	1,802,846	$18,028	$11,815,703	$1,059,902	$(718,786)	$12,174,847

Balance, December 31, 2004	1,802,846	$18,028	$11,818,623	$2,244,706	$(169,910)	$13,911,447
Grant of employee stock options	—	—	16,200	—	—	16,200
Proceeds from exercised options	1,050	11	12,344	—	—	12,355
Comprehensive income:
Net income	—	—	—	1,191,984	—	1,191,984
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $15,976	—	—	—	—	(72,620)	(72,620)
Total comprehensive income/(loss)	—	—	—	—	—	1,119,364

Balance, June 30, 2005	1,803,896	$18,039	$11,847,167	$3,436,690	$(242,530)	$15,059,366

          All share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Cash flows from operating activities:
Net income	$1,191,984	$630,373
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	432,020	400,317
Depreciation	129,993	121,213
Premium amortization, net	43,492	61,446
Earnings on bank owned life insurance, net	(50,164)	(59,861)
Gain on sale of securities available for sale	—	(124,873)
Gain on sale of guaranteed portion of SBA loans	(96,320)	—
Compensation expense for employee stock options granted	16,200	5,980
(Increase)/decrease in prepaid expenses and other assets	(653,844)	(150,857)
Increase/(decrease) in accrued expenses and other liabilities	(296,278)	(516,003)

Net cash provided by operating activities	717,083	367,735

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	2,830,720	6,270,348
Proceeds from sales of securities available for sale	—	3,502,412
Purchases of securities available for sale	(4,071,168)	(9,080,938)
Proceeds from sale of guaranteed portion of SBA loans	1,854,033	—
Loan originations, net of principal collections	(38,143,446)	(31,874,007)
Investment in common securities of trust subsidiary	—	(93,000)
Net purchases of premises and equipment	(277,040)	(81,386)
Purchase of FHLB and other stock	(743,500)	(297,000)
Redemption of FHLB and other stock	184,500	84,500

Net cash used by investing activities	(38,365,901)	(31,569,071)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	—	3,093,000
Cash paid in lieu of fractional shares	—	(60)
Increase in FHLB advances	14,100,425	9,250,000
Repayment of FHLB advances	(6,874,234)	(5,000,000)
Proceeds from exercise of employee stock options	12,355	—
Decrease in short term borrowings	(9,000)	—
Net increase in deposits	50,679,314	20,964,234

Net cash provided by financing activities	57,908,860	28,307,174

Net increase/(decrease) in cash and cash equivalents	20,260,042	(2,894,162)
Cash and cash equivalents, beginning of year	3,283,965	6,694,420

Cash and cash equivalents, end of period	$23,544,007	$3,800,258

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

Summary of Significant Accounting Policies and Activities

          A summary of these policies is included in the Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2004 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank liabilities”, and “Federal funds sold and resale agreements.”   Cash paid for interest during the six months ended June 30, 2005 and 2004, totaled $3,102,986 and $1,700,787, respectively.  Cash paid for income taxes during the six months ended June 30, 2005 and 2004, totaled $777,401 and $669,000, respectively. Non-cash investing activities for the six months ended June 30, 2005 and 2004, included $72,620 and $772,358 of unrealized losses on available for sale securities, net of income tax, respectively.

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

          On October 13, 2004, we opened a loan production office in Mount Pleasant, South Carolina.  On April 26, 2005, we filed an application with the Office of the Comptroller of the Currency (OCC) to convert this office to a full-service bank branch.  In June of 2005, we received regulatory approvals to open our fourth full service branch, which will be our first in Mount Pleasant, South Carolina.  We plan to open this branch in the fourth quarter of 2005.

Basis of Presentation

          The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited, consolidated financial statements as of June 30, 2005, and for the six-month periods ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

          Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2004 as filed with the Securities and Exchange Commission.

Earnings Per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$710,040	$710,040	$1,191,984	$1,191,984
Grant of employee stock options	8,000	8,000	16,200	16,200

Adjusted net income	$718,040	$718,040	$1,208,184	$1,208,184

Weighted average shares outstanding	1,803,504	1,803,504	1,803,175	1,803,175
Effect of Dilutive Securities:
Stock options & warrants	—	468,466	—	468,223

	1,803,504	2,271,970	1,803,175	2,271,398

Per share amount	$0.40	$0.32	$0.67	$0.53

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$315,341	$315,341	$630,373	$630,373
Grant of employee stock options	4,480	4,480	5,980	5,980

Adjusted net income	$319,821	$319,821	$636,353	$636,353

Weighted average shares outstanding	1,802,846	1,802,846	1,802,846	1,802,846
Effect of Dilutive Securities:
Stock options & warrants	—	415,081	—	366,003

	1,802,846	2,217,927	1,802,846	2,168,849

Per share amount	$0.18	$0.14	$0.35	$0.29

Stock Compensation Plans

          We account for our stock compensation plans under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, which are consistent with the provisions of SFAS No. 123 but allowed use of the prospective method of adoption if adopted by December 31, 2003.  All stock options granted under stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          Stock options granted after January 1, 2003 have been reflected in net income over the vesting period of these grants, under the prospective method.  For awards granted in years prior to 2003, we are continuing to provide pro forma disclosures of net income and income per share in the following table, as if the fair value based method of accounting had been applied.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income – as reported	$710,040	$315,341	$1,191,984	$630,373
Net income – pro forma	686,558	250,508	1,145,020	496,518
Basic income per share
As reported	$0.40	$0.18	$0.67	$0.35
Pro forma	0.38	0.14	0.64	0.28
Diluted income per share
As reported	$0.32	$0.14	$0.53	$0.29
Pro forma	0.30	0.11	0.50	0.23

          The weighted average fair value per share of options granted in the three-month periods ended June 30, 2005 and 2004, amounted to $8.39 and $2.19, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 24.50% and 6.00% for 2005 and 2004, respectively, risk-free interest rate of 2.75% and 1.00% for 2005 and 2004, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

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

•

general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

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

Overview

          The following discussion describes our results for the three-month and six-month periods ended June 30, 2005 as compared to the three-month and six-month periods ended June 30, 2004.  This discussion also analyzes our financial condition as of June 30, 2005, as compared to December 31, 2004.  These comments should be read in conjunction with our condensed, consolidated, unaudited financial statements and accompanying footnotes appearing in this report.

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

Critical Accounting Policies

          We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, in the preparation of our cosolidated financial statements.  These significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004, as filed on our annual report on Form 10-KSB.

          Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

          We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.

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

          We allocate the allowance for loan losses to specific categories of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions:  (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

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

          On October 13, 2004, we opened a loan production office in Mount Pleasant, South Carolina.  On April 26, 2005, we filed an application with the Office of the Comptroller of the Currency (OCC) to convert this office to a full-service bank branch.  In June of 2005, we received regulatory approvals to convert this office to a full service branch.  We plan to open this office in the fall of 2005, which will be our first full service branch in the Charleston area.  We expect to continue to follow our strategy of growth and expansion and may contract to open offices at additional sites in the next several years of operation.

Financial Condition

          Total assets as of June 30, 2005, were $295.2 million, an increase of 24.9% over total assets of $236.3 million as of December 31, 2004, and consisted principally of loans, net of loan loss allowance, of $222.3 million; securities available for sale of $37.3 million; property, at cost less accumulated depreciation, of $4.4 million; federal funds sold of $20.7 million and other assets of $7.7 million, consisting primarily of $2.7 million in bank-owned life insurance contracts and $2.3 million in stock investments in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank.  As of June 30, 2005, our bank’s loan portfolio consisted primarily of $157.7 million of commercial real estate loans, $23.9 million of commercial business loans and $43.3 million of consumer and home equity loans.

          The primary sources of funding for the loan portfolio are the deposits that are acquired and proceeds from borrowings, such as FHLB advances and fed funds purchased.  Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.  However, substantially all of these securities are pledged for other corporate purposes.  Therefore, the related debt would need to be repaid prior to the securities being sold in order for these securities to be converted to cash.

          Our total liabilities as of June 30, 2005, were $280.1 million, which is an increase of 25.9% over liabilities as of December 31, 2004, of $222.4 million, and consisted principally of deposits of $242.5 million, $30.3 million in FHLB advances, and $6.2 million in junior subordinated debentures.  The $242.5 million in deposits consisted primarily of $154.5 million in certificates of deposit, $36.7 million of money market and savings accounts and $51.3 million in checking accounts.  We believe that conditions in the past several years have been favorable for deposit growth and that factors, such as the low returns on investments and mutual funds, may have increased traditional deposit inflows during these periods.

          Total shareholders’ equity increased from $13.9 million as of December 31, 2004, to $15.1 million as of June 30, 2005, primarily due to the net income generated for the period.  However, the increase was offset by the decrease of $72,620 in the unrealized loss on securities available for sale to $242,530, net of income tax effect.

          As of June 30, 2005, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2004.  We believe that the deterioration in value is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.  We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

          Through the operations of our bank as of June 30, 2005, we had issued commitments to extend credit of $65.4 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $635,000 as of June 30, 2005.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

          Our bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $23.5 million.  Our bank is also a member of the Federal Home Loan Bank of Atlanta, from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the bank.  The level of liquidity can also be measured by the loan-to-deposit ratio, which was 92.7% as of June 30, 2005, as compared to 98.3% as of December 31, 2004.  During most of 2004 and 2005, as a result of historically low rates that were earned on short-term liquidity investments, we have chosen to maintain a lower than normal level of short-term liquidity.

          We believe that our bank’s existing stable base of core deposits, as well as continued growth in our deposit base and proceeds from other potential capital sources, will enable us to successfully meet our long term liquidity needs.

Capital

          We currently maintain a level of capitalization in excess of the minimum capital requirements set by the regulatory agencies, and our bank is considered to be “well-capitalized.”  The following table sets forth our bank’s various capital ratios as of June 30, 2005, and December 31, 2004.

	June 30, 2005	December 31, 2004	Minimum to be well-capitalized

Total risk-based capital	10.85%	11.83%	10.00%
Tier 1 risk-based capital	9.61%	10.57%	6.00%
Leverage capital	7.66%	8.34%	5.00%

          Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is kno wn as the Tier 1 leverage ratio.

          On December 19, 2003, and April 30, 2004, respectively, we formed two trust subsidiaries, FNSC Capital Trust I and FNSC Statutory Trust II, to issue a total of $6 million in floating rate trust preferred securities.  They invested the gross proceeds from the issuance of the trust preferred securities to outside investors of $6.0 million and common securities purchased by us of $186,000 in an equivalent amount of floating rate junior subordinated debentures issued to us.  The junior subordinated debentures are our unsecured obligations and are subordinate and junior in right of payment to all of our present and future senior indebtedness.

          On October 31, 2003, the FASB proposed a modification and interpretation of FASB Interpretation No. 46 (“FIN46r”) which required us to deconsolidate these subsidiaries from our financial statements.  As a small business issuer reporting under Regulation S-B, we were allowed to delay consolidation until December 31, 2004.  Accordingly, the junior subordinated debentures and the common securities are presented in our financial statements as liabilities and other assets, respectively, as of December 31, 2004.

          Currently, the trust preferred securities satisfy the criteria of the Federal Reserve Board authorizing the use of such instruments as Tier 1 capital for bank holding companies. However, as a result of the change in the accounting treatment for statutory trusts described above, the Federal Reserve has recently issued a proposed regulation on the capital treatment of the trust preferred securities.  This regulation allows us to include trust preferred securities in Tier 1 capital up to a maximum of 25% of Tier 1 capital.

          We are subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6% and a leverage ratio of at least 5%.

          Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next six to nine months. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and losses or a combination of these factors could change our capital position in a relatively short period of time.

          As of June 30, 2005, we plan to require capital expenditures with the approval of our fourth full service branch.  The capital expenditures associated with the renovation of the leased property for the approved branch are approximately $250,000.  As of June 30, 2005, there were no significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended June 30, 2005 and 2004

          We recognized net income of $710,040, or $0.32 per diluted share, for the three-month period ended June 30, 2005, compared to net income of $315,341, or $0.14 per diluted share, for the three-month period ended June 30, 2004.

Net Interest Income

          Net interest income, the largest component of our income, was $2,287,558 and $1,434,233, respectively, for the three months ended June 30, 2005 and 2004, or an increase of 59.5%.  This increase in net interest income reflects the continued growth in the level of earning assets, as well as the impact of the increases in the prime rate during 2004 and 2005.

          Interest income of $4,069,985 and $2,315,499 for the three months ended June 30, 2005 and 2004, respectively, includes $3,668,862 and $1,968,611 on loans, $376,463 and $328,099 on investment securities and $24,660 and $18,789 on federal funds sold and interest-bearing bank balances.

          The following table sets forth, for the three-month periods ended June 30, 2005, and June 30, 2004, information related to our average balance, average yields on assets and average cost of liabilities.  We derived the average balances from the daily balances throughout the periods indicated.  We derived the average yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income on non-accrual loans has been included in interest income.

	Average Balances, Income and Expenses and Rates (in $000’s) Quarter Ended June 30,

	2005			2004

	Average Balance	Income/ Expense	Annualized Yield/ Rate	Average Balance	Income/ Expense	Annualized Yield/ Rate

Loans	$217,359	$3,669	6.75%	$150,173	$1,967	5.24%
Investment securities	37,773	376	3.98%	33,694	329	3.98%
Federal funds sold and other	2,917	25	3.43%	4,664	19	1.63%
Total earning assets	$258,049	$4,070	6.31%	$187,931	$2,315	4.93%
Time deposits	$132,806	$1,098	3.31%	$115,649	$728	2.52%
Savings & money market	40,298	249	2.47%	17,396	33	0.76%
NOW Accounts	22,007	81	1.47%	18,911	24	0.51%
FHLB Advances	29,084	225	3.09%	10,261	43	1.68%
Junior subordinated debentures	6,186	91	5.88%	5,199	52	4.00%
Federal Funds purchased	4,444	38	3.42%	163	1	2.45%
Total interest -bearing liabilities	$234,825	$1,782	3.04%	$167,579	$881	2.10%
Net interest spread			3.27%			2.83%
Net interest income/margin		$2,288	3.55%		$1,434	3.05%
Non-interest bearing demand deposits	$17,260			$15,936

          Our net interest spread was 3.27% for the three-month period ended June 30, 2005, as compared to 2.83% for the three-month period ended June 30, 2004.  The net interest spread is the difference between the yield we earned on our interest-earning assets and the rate we paid on our interest-bearing liabilities.

          Our consolidated net interest margin for the period ended June 30, 2005, was 3.55%, as compared to 3.05% for the same period in 2004.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

          The increase in our net interest spread and our net interest margin from 2004 to 2005 was principally due to the increase in average yields on earning assets relative to the re-pricing of our interest-bearing liabilities, following the increases in the federal prime rate during 2004 and 2005, as we are asset sensitive.

Provision for Loan Losses

          Included in the statements of operations is a non-cash expense of $161,035 and $232,157 for the three months ended June 30, 2005 and 2004, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2,641,402 and $2,258,526 as of June 30, 2005, and December 31, 2004, or 1.17% and 1.20% of gross loans, respectively.

          The following table sets forth the changes in the allowance for loan losses during the three-month periods ended June 30, 2005 and 2004.

	For quarter ended June 30,

	2005	2004

Balance, beginning of period	$2,503,983	$1,798,661
Provision charged to operations	161,035	232,157
Loans charged off	(23,616)	(10,800)
Recoveries on loans previously charged off	—	426

Balance, end of period	$2,641,402	$2,020,444

Allowance to loans, quarter end	1.17%	1.25%
Net charge-offs to average loans	0.01%	0.03%
Non-accrual loans	$16,611	$32,115

          Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual is recognized as income only when it is received.  There are no loans past due 90 days or more that are still accruing interest as of June 30, 2005.

Non-interest Income and Expense

          Non-interest income totaled $455,392 and $367,749 for the three-month periods ended June 30, 2005 and 2004, respectively, or an increase of 23.8%.  This increase consisted primarily of service charges collected on deposit accounts, loan service charges and fees and the sale of the guaranteed portion of SBA loans.

          Service charges for the three-month period ended June 30, 2005, increased 17.6%, or $36,426, as compared to the three-month period ended June 30, 2004.  Also contributing to the increase was the gain of $79,768 on the sale of the guaranteed portion of SBA loans.  We also had an increase of $5,973, or 13.6%, on loan service charges and fees for the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004.  Non-interest income for 2004 included a nonrecurring gain on the sale of investment securities for $54,218 generated as a result of a transaction executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.

          We incurred non-interest expense of $1,494,838 and $1,125,999 for the three-month periods ended June 30, 2005 and 2004 respectively.  Although total non-interest expense increased $368,839 over the same period in 2004, improved efficiency in banking operations resulted in this category increasing only 32.8%, as compared to the same period last year, while gross income (net interest plus non-interest income) increased by 52.2%.

          These expenses consisted primarily of $860,251 and $606,234 of salaries and benefits, $164,259 and $135,525 of occupancy and equipment expense, $118,950 and $94,000 for data processing, ATM and internet banking expense for the three-month periods ended June 30, 2005 and 2004, respectively.

          Public relations increased from $80,002 for the three-month period ended June 30, 2004, to $93,229 in the three-month period ended June 30, 2005.  In addition, $48,223 and $43,601 were incurred for professional fees and $46,921 and $32,838 were incurred for telephone and supplies for the three-month periods ended June 30, 2005 and 2004, respectively.

          A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, including the addition of our Greenville small business loan and Mount Pleasant loan production offices which opened on March 15, 2004, and October 13, 2004, respectively.  The increased costs are also associated with growth in customer transaction processing due to the resulting increase in our customer base.

          Included in the line item “other expenses,” which increased $29,206, or 21.8%, between the three-month periods ended June 30, 2005 and 2004, are charges for insurance premiums, directors fees, postage, printing and stationery expense and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank, and the increase is primarily related to the increase in our assets, the higher level of transaction volume, the higher number of customer accounts and our continued growth.

Income Tax Expense

          Our effective tax rate was 34.68% and 28.95% for the three-month periods ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate occurred due to a decrease in the amount of nontaxable income during 2004 from decreased levels of municipal securities as a percentage of total earning assets since 2004.

Comparison of Results of Operations Between the Six Months Ended June 30, 2005 and 2004

          We recognized net income of $1,191,984, or $0.52 per diluted share, for the six-month period ended June 30, 2005, compared to $630,373, or $0.29 per diluted share, for the six-month period ended June 30, 2004.

Net Interest Income

          Net interest income, the largest component of our income, was $4,330,278 and $2,854,775, respectively, for the six months ended June 30, 2005 and 2004, or an increase of 51.69%.  This increase in net interest income reflects the continued growth in the level of earning assets since opening the bank and the increase in the prime rate during 2004 and 2005.

          Interest income for the six months ended June 30, 2005 and 2004, respectively, includes $6,701,412 and $3,831,066 on loans; $746,954 and $687,286 on investment securities and $56,621 and $35,044 on federal funds sold and interest-bearing bank balances.

          The following table sets forth, for the six-month periods ended June 30, 2005, and June 30, 2004, information related to our average balance, average yields on assets and average cost of liabilities.  We derived the average balances from the daily balances throughout the periods indicated.  We derived the average yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income on non-accrual loans has been included in interest income.

	Average Balances, Income and Expenses and Rates (in $000’s) Periods Ended June 30,

	2005			2004

	Average Balance	Income/ Expense	Annualized Yield/ Rate	Average Balance	Income/ Expense	Annualized Yield/ Rate

Loans	$205,698	$6,701	6.52%	$144,670	$3,831	5.30%
Investment securities	37,797	747	3.95%	33,957	687	4.05%
Federal funds sold and other	3,385	57	3.37%	4,258	35	1.72%
Total earning assets	$246,880	$7,505	6.08%	$182,685	$4,553	4.98%
Time deposits	$129,349	$1,975	3.05%	$111,813	$1,414	2.53%
Savings & money market	38,934	444	2.28%	16,995	62	0.73%
NOW Accounts	21,140	149	1.41%	18,750	45	0.48%
FHLB Advances	26,154	392	3.00%	10,649	89	1.67%
Junior subordinated debentures	6,186	174	5.63%	3,965	86	4.34%
Federal Funds purchased	2,577	41	3.18%	270	2	1.48%
Total interest -bearing liabilities	$224,340	$3,175	2.83%	$162,442	$1,698	2.09%
Net interest spread			3.25%			2.89%
Net interest income/margin		$4,330	3.51%		$2,855	3.13%
Non-interest bearing demand deposits	$16,229			$15,341

          Our net interest spread was 3.25% for the six-month period ended June 30, 2005, as compared to 2.89% for the six-month period ended June 30, 2004.  The net interest spread is the difference between the yield we earned on our interest-earning assets and the rate we paid on our interest-bearing liabilities.

          Our consolidated net interest margin for the period ended June 30, 2005, was 3.51%, as compared to 3.13% for the same period in 2004.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

          The increase in our net interest spread and our net interest margin from 2004 to 2005 was principally due to the increase in average yields on earning assets relative to the re-pricing of our interest-bearing liabilities, following the increases in the federal prime rate during 2004 and 2005 as we are asset sensitive.

Provision for Loan Losses

          Included in the statements of operations is a non-cash expense of $432,020 and $400,317 for the six months ended June 30, 2005 and 2004, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2,641,402 and $2,020,444 as of June 30, 2005 and 2004, or 1.17% and 1.25% of gross loans, respectively.

          The following table sets forth the changes in the allowance for loan losses during the six-month periods ended June 30, 2005 and 2004.

	For six months ended June 30,

	2005	2004

Balance, beginning of period	$2,258,526	$1,630,488
Provision charged to operations	432,020	400,317
Loans charged off	(49,144)	(11,722)
Recoveries on loans previously charged off	—	1,361

Balance, end of period	$2,641,402	$2,020,444

Allowance to loans, six months ended	1.17%	1.25%
Net charge-offs to average loans	0.05%	0.01%
Non-accrual loans	$16,611	$32,115

          Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual is recognized as income only when received.  There are no loans past due 90 days or more that are still accruing interest as of June 30, 2005.

Noninterest Income and Expense

          Non-interest income totaled $812,884 and $738,024 for the six-month periods ended June 30, 2005 and 2004, respectively, or an increase of 10.14%.  This increase was primarily made up of a 14.0% increase in service charges collected on deposit accounts, as a result of our larger customer base.

          Also contributing to the increase was the gain of $96,320 on the sales of the guaranteed portion of SBA loans during the quarter ended June 30, 2005.  Non-interest income for the three months ended June 30, 2004 included a nonrecurring gain on the sale of investment securities for $124,873 generated as a result of a transaction executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.

          We incurred non-interest expense of $2,905,106 and $2,285,471 for the six-month periods ended June 30, 2005 and 2004, respectively.  Although total non-interest expense increased $619,635 over the same period in 2004, improved efficiency of banking operations resulted in this category increasing only 27.1% as compared to the same period last year while net interest income and non-interest income increased 43.2%.

          Non-interest expenses consisted primarily of $1,657,769 and $1,219,566 of salaries and benefits, $303,088 and $277,796 of occupancy and equipment expense and $229,906 and $184,287 of data processing, ATM and internet banking expense for the six-month periods ended June 30, 2005 and 2004, respectively.

          Public relations expenses increased from $160,344 for the six-month period ended June 30, 2004, to $183,839 in the six-month period ended June 30, 2005.  In addition, professional fees decreased by $21,490 over the same period last year as the prior year amount included fees paid to outside consultants for strategic planning services.  This decrease was offset by an increase of $28,547 in telephone and supplies from $63,628 for the period ended June 30, 2004, as compared to $92,175 for the period ended June 30, 2005.

          A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, including the addition of our Greenville small business loan and Mount Pleasant loan production offices which opened on March 15, 2004, and October 13, 2004, respectively.  The increased costs are also associated with growth in customer transaction processing due to the resulting increase in our customer base.

          Included in the line item “other expenses” which increased $79,969, or 32.3%, between the six-month periods ended June 30, 2005 and 2004, are charges for directors’ fees; insurance premiums; postage, printing and stationery expense and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

          Our effective tax rate was 34.0% and 30.50% for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate occurred due to a decrease in the amount of nontaxable income during 2004 from decreased levels of municipal securities as a percentage of total earning assets since 2004.

Item 3.     Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2005.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

There are no material, pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.     Defaults Upon Senior Securities

          None

Item 4.     Submission of Matters to a Vote of Security Holders

     Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The Class III directors were up for re-election at this year’s annual meeting held on April 19, 2005.  Each of the existing Class III directors was re-elected at the annual meeting to a three-year term and the election results were recorded in the company’s minute book from the annual meeting of shareholders.  There were 1,450,987 votes cast during the election.  The votes represented 80.48% of total shares outstanding.  All votes were cast for the election of the directors.  No votes were withheld and no votes abstained.

     The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam.  The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman.  The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr.  The terms of Class I directors will expire in 2006 and Class II directors will expire at the 2007 Annual Shareholders Meeting.

There were no other matters voted on by the company’s shareholders at our annual meeting held on April 19, 2005.

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

FIRST NATIONAL BANCSHARES, INC.

Date: August 15, 2005	By:	/s/ JERRY L. CALVERT

Jerry L. Calvert
Chief Executive Officer

Date: August 15, 2005	By:	/s / KITTY B. PAYNE

Kitty B. Payne
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.