Form 10QSB
period 2005-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2005-11-16
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,875,716 shares of common stock, $0.01 par value per share, were outstanding on October 27, 2005.

          Transitional Small Business Disclosure Format (check one):

YES ☐	NO ☒

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$4,856	$2,404
Interest-bearing bank balances	329	34
Federal funds sold and resale agreements	8,061	846
Securities available for sale	45,164	36,165
Loans, net of allowance for loan losses of $2,693 and $2,259, respectively	231,313	186,249
Premises and equipment, net	4,597	4,274
Other	8,221	6,372

Total assets	$302,541	$236,344

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest-bearing	$18,932	$15,695
Interest-bearing	229,499	176,116

Total deposits	248,431	191,811

FHLB advances	30,108	23,078
Federal funds purchased	—	9
Junior subordinated debentures	6,186	6,186
Accrued expenses and other liabilities	2,044	1,348

Total liabilities	286,769	222,432

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 1,803,896 and 1,802,846 shares issued and outstanding, respectively	18	18
Additional paid-in capital	11,855	11,819
Retained earnings	4,249	2,245
Accumulated other comprehensive income/(loss)	(350)	(170)

Total shareholders’ equity	15,772	13,912

Total liabilities and shareholders’ equity	$302,541	$236,344

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(Unaudited)

	For the three months ended		For the nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

	(dollars in thousands)
Interest income:
Loans	$4,151	$2,371	$10,853	$6,202
Taxable securities	311	320	937	891
Nontaxable securities	67	58	188	175
Federal funds sold & other	158	17	214	51

Total interest income	4,687	2,766	12,192	7,319

Interest expense:
Deposits	1,854	908	4,422	2,430
FHLB advances	259	62	651	152
Junior subordinated debentures	93	67	267	152
Federal funds purchased	—	5	41	6

Total interest expense	2,206	1,042	5,381	2,740

Net interest income	2,481	1,724	6,811	4,579

Provision for loan losses	74	193	506	594

Net interest income after provision for loan losses	2,407	1,531	6,305	3,985

Non-interest income:
Service charges and fees on deposit accounts	255	229	720	638
Gain on sale of loans	107	181	203	181
Loan service charges and fees	46	32	130	100
Gain on sale of investment securities	—	35	—	160
Other	79	54	246	190

Total non-interest income	487	531	1,299	1,269

Non-interest expense:
Salaries and employee benefits	970	727	2,628	1,946
Occupancy and equipment expense	179	140	482	418
Data processing	115	99	345	283
Public relations	80	70	264	230
Professional fees	66	42	177	174
Telephone and supplies	50	35	142	98
Other	199	163	525	412

Total non-interest expense	1,659	1,276	4,563	3,561

Income before income taxes	1,235	786	3,041	1,693
Provision for income taxes	423	265	1,037	541

Net income	$812	$521	$2,004	$1,152

Net income per share:
Basic	$0.45	$0.29	$1.12	$0.64
Diluted	$0.36	$0.23	$0.89	$0.53
Weighted average shares outstanding:
Basic	1,803,896	1,802,846	1,803,415	1,802,846
Diluted	2,274,996	2,245,698	2,272,231	2,181,455

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the nine months ended September 30, 2005 and 2004
(Unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2003	1,802,850	$18	$11,810	$430	$(29)	$12,229
Cash in lieu of fractional shares	(4)	—	—	—	—	—
Grant of employee stock options	—	—	6	—	—	6
Comprehensive income:
Net income	—	—	—	1,151	—	1,151
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $50,000	—	—	—	—	(97)	(97)
Add: reclassification adjustment for gains included in net income, net of income tax of $54,000	—	—	—	—	105	105
Total comprehensive income/(loss)	—	—	—	—	—	1,159

Balance, September 30, 2004	1,802,846	$18	$11,816	$1,581	$(21)	$13,394

Balance, December 31, 2004	1,802,846	$18	$11,819	$2,245	$(170)	$13,912
Grant of employee stock options	—	—	24	—	—	24
Proceeds from exercise of employee stock options	1,050	—	12	—	—	12
Comprehensive income:
Net income	—	—	—	2,004	—	2,004
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $94,000	—	—	—	—	(180)	(180)
Total comprehensive income/(loss)	—	—	—	—	—	$1,824

Balance, September 30, 2005	1,803,896	$18	$11,855	$4,249	$(350)	$15,772

All share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004
(Unaudited)
(dollars in thousands)

	2005	2004

Cash flows from operating activities:
Net income	$2,004	$1,151
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	506	594
Depreciation	202	183
Premium amortization, net	67	85
Earnings on bank owned life insurance, net	(75)	(86)
Gain on sale of securities available for sale	—	(160)
Gain on sale of guaranteed portion of SBA loans	(203)	(181)
Compensation expense for employee stock options granted	24	6
(Increase)/decrease in prepaid expenses and other assets	(1,064)	(303)
Increase/(decrease) in accrued expenses and other liabilities	560	(145)

Net cash provided by operating activities	2,021	1,144

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	4,627	7,520
Proceeds from sales of securities available for sale	—	11,580
Purchases of securities available for sale	(13,967)	(19,165)
Proceeds from sale of guaranteed portion of SBA loans	3,333	1,794
Loan originations, net of principal collections	(48,622)	(47,331)
Investment in common securities of trust subsidiary	—	(93)
Net purchases of premises and equipment	(525)	(99)
Increase/(decrease) in short term borrowings	(9)	—
Purchase of FHLB and other stock	(744)	(623)
Redemption of FHLB and other stock	185	305

Net cash used by investing activities	(55,722)	(46,020)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	—	3,000
Increase in FHLB advances	14,100	19,380
Repayment of FHLB advances	(7,070)	(13,030)
Proceeds from exercise of employee stock options	12	—
Decrease in short term borrowings	—	—
Net increase in deposits	56,620	33,823

Net cash provided by financing activities	63,663	43,173

Net increase/(decrease) in cash and cash equivalents	9,962	(1,703)
Cash and cash equivalents, beginning of year	3,284	6,694

Cash and cash equivalents, end of period	$13,246	$4,991

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

Summary of Significant Accounting Policies and Activities

          A summary of these policies is included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2004 as filed with the Securities and Exchange Commission.  Accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Statement of Cash Flows

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank liabilities”, and “Federal funds sold and resale agreements.”   Cash paid for interest during the nine months ended September 30, 2005 and 2004, totaled $5.5 million and $2.4 million, respectively.  Cash paid for income taxes during the nine months ended September 30, 2005 and 2004, totaled $1.1 million and $765,000, respectively. Non-cash investing activities for the nine months ended September 30, 2005 and 2004, included $180,000 and $98,000 of unrealized losses on available for sale securities, net of income tax, respectively.

Business Activity and Organization

          We are a South Carolina corporation organized in 1999 and serve as the holding company for First National Bank of the South, a national banking association.  We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending.  We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg.  In October 2004, we opened a loan production office in Mount Pleasant, South Carolina to serve the Charleston market.  In October of 2005, we completed the conversion of this loan production office to our fourth full service branch, our first in the Charleston Market.

          On October 14, 2005, we began a best efforts offering of 350,000 shares of common stock at $24.00 per share.  Included in the 350,000 shares are 86,000 shares being sold by a single shareholder.  This report does not constitute an offer to sell or a solicitation of an offer to buy the securities described herein, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

          On November 1, 2005, our common stock began trading on the NASDAQ NATIONAL MARKET under the symbol “FNSC”.

Basis of Presentation

          The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited, consolidated financial statements as of September 30, 2005, and for the nine month periods ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

          Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other interim period.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for 2004 as filed with the Securities and Exchange Commission.

Earnings Per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three month and nine month periods ended September 30, 2005 and 2004: (dollars in thousands)

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$812	$812	$2,004	$2,004
Grant of employee stock options	8	8	24	24

Adjusted net income	$820	$820	$2,028	$2,028

Weighted average shares outstanding	1,803,896	1,803,896	1,803,415	1,803,415
Effect of Dilutive Securities:
Stock options & warrants	—	471,100	—	468,816

	1,803,896	2,274,996	1,803,415	2,272,231

Per share amount	$0.45	$0.36	$1.12	$0.89

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004

	BASIC	DILUTED	BASIC	DILUTED

Net Income	$521	$521	$1,152	$1,152
Grant of employee stock options	2	2	6	6

Adjusted net income	$523	$523	$1,158	$1,158

Weighted average shares outstanding	1,802,846	1,802,846	1,802,846	1,802,846
Effect of Dilutive Securities:
Stock options & warrants	—	442,852	—	378,609

	1,802,846	2,245,698	1,802,846	2,181,455

Per share amount	$0.29	$0.23	$0.64	$0.53

Stock Compensation Plans

          We account for our stock compensation plans under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, which are consistent with the provisions of SFAS No. 123 but allows use of the prospective method of adoption if adopted by December 31, 2003.  All stock options granted under stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

          Stock options granted after January 1, 2003, have been reflected in net income over the vesting period of these grants, under the prospective method.  For awards granted in years prior to 2003, we are continuing to provide pro forma disclosures of net income and income per share in the following table (dollars in thousands), as if the fair value based method of accounting had been applied.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income – as reported	$812	$521	$2,004	$1,152
Net income – pro forma	789	457	1,934	963
Basic income per share
As reported	$0.45	$0.29	$1.12	$0. 64
Pro forma	0.44	0.25	1.07	0. 53
Diluted income per share
As reported	$0.36	$0.23	$0.89	$0.53
Pro forma	0.35	0.20	0.85	0.44

          The weighted average fair value per share of options granted in the three month periods ended September 30, 2005 and 2004, amounted to $8.39 and $1.94, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants:  expected volatility of 24.50% and 6.00% for 2005 and 2004, respectively; risk-free interest rate of 2.75% and 1.00% for 2005 and 2004, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

Item 2.          Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

          This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	risks associated with our expansion plans in Mount Pleasant and potentially elsewhere;

•	the risk that if we do not raise sufficient capital in our current best efforts offering, we may not have sufficient capital to support our anticipated growth;

•	changes in political conditions or the legislative or regulatory environment;

•

general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rate of loan growth and the lack of seasoning of our loan portfolio;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets, and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

          The following discussion reviews our results of operations and assesses our financial condition  for the three month and nine month periods ended September 30, 2005, as compared to the three month and nine month periods ended September 30, 2004.  This discussion also analyzes our financial condition as of September 30, 2005, as compared to December 31, 2004.  These comments should be read in conjunction with our condensed, consolidated, unaudited financial statements and accompanying footnotes appearing in this report.

Overview

          First National Bancshares, Inc. was organized on July 14, 1999, to serve as the holding company for First National Bank of Spartanburg, which opened its first full-full service bank branch in March 2000.  Our bank opened two additional full-service offices in Spartanburg County during 2000 and 2001.  In October 2002, we changed the legal name of our bank to First Natioanl Bank of the South as part of our stategy of growth and expansion.  We continue to do business in Spartanburg County as First National Bank of Spartanburg.

          In March 2004, we established a loan production office in Greenville County as First National Business Capital to origiante small business loans under the SBA’s various loan programs.  In October 2005, we completed the conversion of the Mount Pleasant loan production office to our fourth full-service office, our first in the Charleston market.  We opened this office to expand our presence in the Charleston market from the base of customers developed from the loan production office opened in October 2004.

           Like most financial institutions, we derive the majority of our income from interest we receive on our interest-earning assets, such as loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense of our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

          Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following sections, we have included a detailed discussion of this process.

           In addition to earning interest on our loans and investments, we earn income through other sources, such as surcharges and fees we charge our customers and income from the sale and/or servicing of financial assets such as loans and investments.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

           The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related note and the other statistical information also included in this prospectus.

Critical Accounting Policies

          In the preparation of our consolidated financial statements, we have adopted various accounting policies, that govern the application of accounting principles generally accepted in the United States of America and with general practices within the banking industry. These significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004, as filed on our annual report on Form 10-KSB.

          Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates, that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

          We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements.    Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from mangement’s estimates provided in our consolidated financial statements. Refer to the discussion below that addresses our allownace for loan losses for a more complete discussion of our process and methodology for determining our allowance for loan losses.

Allowance for Loan Losses

          The allowance represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans.  We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses.  We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

          We calculate the allowance for loan losses for specific types of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions:  (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

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

          We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, consumer and mortgage.   We apply general loss factors to each category and may adjust these percentages given consideration of local economic conditions, exposure to  concentrations that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs, and anticipated loan growth.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

          The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Additional disclosures regarding the allowance for loan losses are included in the footnotes to our audited  consolidated financial statements as of December 31, 2004, as filed on our annual report on Form 10-KSB.

Financial Condition

          Total assets as of September 30, 2005, were $302.5 million, an increase of 28.0% over total assets of $236.3 million as of December 31, 2004, and consisted principally of loans, net of loan loss allowance, of $231.3 million; securities available for sale of $45.2 million; property, at cost less accumulated depreciation, of $4.6 million; federal funds sold of $8.1 million and other assets of $8.2 million, consisting primarily of $2.8 million in bank-owned life insurance contracts and $2.3 million in stock investments in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank, $1.2 million in interest receivable on earning assets, such as loans and investments, and $206,000 in deferred stock offering costs associated with the best efforts offering of 350,000 shares of our common stock and the related listing application for our common stock on the NASDAQ National Market.  As of September 30, 2005, our bank’s loan portfolio consisted primarily of $163.6 million of commercial real estate loans, $27.1 million of commercial business loans and $43.3 million of consumer and home equity loans.

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

          Our total liabilities as of September 30, 2005, were $286.8 million, which is an increase of 29.0% over liabilities as of December 31, 2004, of $222.4 million, and consisted principally of deposits of $248.4 million, $30.1 million in FHLB advances and $6.2 million in junior subordinated debentures.  The $248.4 million in deposits consisted primarily of $156.1 million in certificates of deposit, $50.6 million of money market and savings accounts and $41.7 million in checking accounts.  We believe that conditions in the past several years have been favorable for deposit growth and that factors, such as the low returns on investments and mutual funds, may have increased traditional deposit inflows during these periods.

Off-Balance Sheet Risk

          Through the operations of our bank, we had made contractual commitments to extend credit in the ordinary course of our business activities to meet the financing needs of customers.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.  These commitments to extend credit are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses.  We use the same credit and collateral policies in making these commitments as we do for on-balance sheet instruments.

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

          As of September 30, 2005, we had issued commitments to extend credit of $61.8 million through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $575,000 as of September 30, 2005.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

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

          Our bank maintains federal funds purchased lines of credit with correspondent banks in the amount of $23.5 million as of September 30, 2005.  Our bank is also a member of the Federal Home Loan Bank of Atlanta, from which application for borrowings can be made for leverage purposes, if so desired, in an amount up to 20% of the total assets of the bank.  The level of liquidity can also be measured by the loan-to-deposit ratio, which was 94.2% as of September 30, 2005, as compared to 98.5% as of December 31, 2004.

          We believe that our bank’s existing stable base of core deposits, as well as continued growth in our deposit base and proceeds from other potential capital sources, will enable us to successfully meet our long term liquidity needs.

Capital Resources

          As of September 30, 2005, total shareholders’ equity increased from $13.9 million as of December 31, 2004, to $15.8 million as a result of the $2.0 million of net income earned during the first nine months.  However, the increase was offset by the decrease of $180,000 in the unrealized loss on securities available for sale to $350,000, net of income tax effect.

          As of September 30, 2005, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2004.  We believe that the deterioration in value is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.

          The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine months ended September 30, 2005 and the year ended December 31, 2004.

	September 30, 2005	December 31, 2004

Return on average assets	0.99%	0.87%
Return on average equity	18.00%	13.87%
Equity to assets ratio	5.49%	5.89%

          The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets.  We exceeded $150 million in assets during 2003 and became subject to the guidelines during that year.

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

          On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  Under the provisions of Financial Accounting Standards Board, or “FASB,” Interpretation No. 46, we were required to deconsolidate these entities from our consolidated financial statements as of December 31, 2004.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier capital with the excess includable as Tier 2 capital.

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

          The following table sets forth our bank’s various capital ratios as of September 30, 2005, and December 31, 2004.  For all periods, the bank was considered to be “well-capitalized”.

	September 30, 2005	December 31, 2004	Minimum to be well-capitalized

Total risk-based capital	10.92%	11.83%	10.00%
Tier 1 risk-based capital	8.63%	10.57%	6.00%
Leverage capital	7.18%	8.34%	5.00%

          On October 14, 2005, we began a best efforts offering of 350,000 shares of common stock at $24.00 per share.  Included in the 350,000 share are 86,000 shares being sold by a single shareholder.  This report does not constitute an offer to sell or a solicitation of an offer to buy the securities described herein, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

          Despite anticipated asset growth and assuming we sell all or nearly all of the shares in our current common stock offering, we expect our capital ratios to continue to be adequate for the next two to three years. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and losses, failure to raise sufficient capital in our offering or a combination of these factors could change our capital position in a relatively short period of time.

          As of September 30, 2005, we did not have any significant firm commitments outstanding for capital expenditures.

Comparison of Results of Operations Between the Quarter Ended September 30, 2005 and 2004

          We recognized net income of $812,000, or $0.36 per diluted share, for the three month period ended September 30, 2005, compared to net income of $521,000, or $0.24 per diluted share, for the three month period ended September 30, 2004.

Net Interest Income

          Net interest income, the largest component of our income, was $2.5 million and $1.7 million, respectively, for the three months ended September 30, 2005 and 2004, or an increase of 47.1%.  This increase in net interest income reflects the continued growth in the level of earning assets, as well as the impact of the increases in the prime rate during the fourth quarter of 2004 and the first nine months of 2005.

          Interest income of $4.7 million and $2.8 million for the three months ended September 30, 2005 and 2004, respectively, includes $4.2 million and $2.4 million on loans, $378,000 and $378,000 on investment securities and $158,000 and $17,000 on federal funds sold and interest-bearing bank balances.

          The following table sets forth, for the three month periods ended September 30, 2005, and September 30, 2004, information related to our average balance, average yields on assets and average costs of liabilities.  We derived the average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income.

	Average Balances, Income and Expenses and Rates (dollars in thousands)

	Quarter Ended September 30,

	2005			2004

	Average Balance	Income/ Expense	Annualized Yield/ Rate	Average Balance	Income/ Expense	Annualized Yield/ Rate

Loans	$231,205	$4,151	7.18%	$170,716	$2,371	5.56%
Investment securities	38,649	378	3.91%	37,047	378	4.08%
Federal funds sold and other	17,700	158	3.57%	2,893	17	2.35%
Total earning assets	$287,554	$4,687	6.52%	$210,656	$2,766	5.25%
Time deposits	$156,226	$1,448	3.71%	$129,462	$843	2.60%
Savings & money market	46,178	318	2.75%	19,823	42	0.85%
NOW Accounts	21,950	88	1.60%	19,276	23	0.48%
FHLB Advances	30,206	259	3.43%	13,697	68	1.99%
Junior subordinated debentures	6,186	93	6.01%	6,186	62	4.01%
Federal Funds purchased	—	—	—	1,103	4	1.45%
Total interest -bearing liabilities	$260,746	$2,206	3.38%	$189,547	$1,042	2.20%
Net interest spread			3.14%			3.05%
Net interest income/margin		$2,481	3.45%		$1,724	3.27%
Non-interest bearing demand deposits	$19,807			$15,739

          Our net interest spread was 3.14% for the three month period ended September 30, 2005, as compared to 3.05% for the three month period ended September 30, 2004.  The net interest spread is the difference between the yield we earned on our interest-earning assets and the rate we paid on our interest-bearing liabilities.

          Our consolidated net interest margin for the period ended September 30, 2005, was 3.45%, as compared to 3.27% for the same period in 2004.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

          The increase in our net interest spread and our net interest margin from 2004 to 2005 was principally due to the faster increase in average yields on earning assets relative to the re-pricing of our interest-bearing liabilities, following the increases in the federal prime rate during the fourth quarter of 2004 and the nine months ended September 30, 2005.  As described later in the “Interest Rate Sensitivity” section of this report, we benefited from these rate increases because we were asset sensitive over a one-year time frame during 2004 and 2005.

Provision for Loan Losses

          Included in the statements of operations is a non-cash expense of $74,000 and $193,000 for the three months ended September 30, 2005 and 2004, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2.7 million and $2.3 million as of September 30, 2005, and December 31, 2004, or 1.15% and 1.20% of gross loans, respectively.

          The following table sets forth the changes in the allowance for loan losses during the three month periods ended September 30, 2005 and 2004 (dollars in thousands).

	For quarter ended September 30,

	2005	2004

Balance, beginning of period	$2,641	$2,020
Provision charged to operations	74	193
Loans charged off	(33)	(13)

Recoveries on loans previously charged off	10	1

Balance, end of period	$2,693	$2,201
Allowance to loans, quarter end	1.15%	1.25%
Net charge-offs to average loans, annualized	0.04%	0.03%
Non-accrual loans	$258	$251

          The reduction in the allowance for loan loss reserve during 2005 reflects our confidence in the outstanding credit quality in the loan portfolio.  Net chargeoffs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

          Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual is recognized as income only when it is received.  There are no loans past due 90 days or more that are still accruing interest as of September 30, 2005.

Noninterest Income and Expense

          Noninterest income totaled $487,000 and $531,000 for the three month periods ended September 30, 2005 and 2004, respectively, or a decrease of 8.1%.  This decrease resulted primarily from a reduction in the gains on sale of loans due to a timing difference in the sale of the guaranteed portion of SBA loans and a nonrecurring gain on sale of investments securities during the third quarter of 2004.

          The increase in service charges on loan and deposit accounts helped offset these decreases.  Service charges for the three month period ended September 30, 2005, increased 11.0%, or $25,000, as compared to the three month period ended September 30, 2004.  We also had an increase of $14,000, or 43.8%, on loan service charges and fees for the three month period ended September 30, 2005, as compared to the three month period ended September 30, 2004.  These increases occurred due to the growth in the number of customer accounts and increased fee-related activities of customers since 2004.

          We incurred noninterest expense of $1.7 million and $1.3 million for the three month periods ended September 30, 2005 and 2004, respectively, or an increase of $384,000.  Although total non-interest expense increased over the same period in 2004, improved efficiency of banking operations resulted in this category increasing only 30.1% as compared to the same period last year while net interest income and non-interest income increased 31.6%.

          These expenses consisted primarily of $970,000 and $727,000 of salaries and benefits, $179,000 and $140,000 of occupancy and equipment expense, $115,000 and $99,000 for data processing, ATM and internet banking expense for the three month periods ended September 30, 2005 and 2004, respectively.

          Public relations expense increased from $70,000 for the three month period ended September 30, 2004, to $80,000 in the three month period ended September 30, 2005, or an increase of 14.3% due to increased community relations expenditures and expansion of print and television media advertising as a result of the increasing customer base.  In addition, $66,000 and $42,000 were incurred for professional fees, an increase of 57.1%, primarily as a result of fees paid to outsiders as part of our strategic planning, while $50,000 and $35,000 were incurred for telephone and supplies for the three month periods ended September 30, 2005 and 2004, respectively.

          A majority of the increase in these expenditures reflects the cost of additional personnel hired to support our growth, including the addition of our Mount Pleasant loan production office which opened on October 13, 2004, as well as increased occupancy expense to convert this office to a full-service branch beginning in May 2005.  The increased costs can also be attributed to the growth in customer transaction processing due to the increase in our customer base.

          Included in the line item “other,” which increased $37,000, or 23.0%, between the three month periods ended September 30, 2005 and 2004, are charges for insurance premiums, directors fees, postage, printing and stationery expense and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank, and the increase is primarily related to the increase in our assets, the higher level of transaction volume, the higher number of customer accounts, and our continued growth.

Income Tax Expense

          Our effective tax rate was 34.2% and 33.7% for the three month periods ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate occurred due to a decrease in the amount of nontaxable income during 2004 from decreased levels of municipal securities as a percentage of total earning assets since 2004.

Comparison of Results of Operations Between the Nine Months Ended September 30, 2005 and 2004

          We recognized net income of $2.0 million, or $0.89 per diluted share, for the nine month period ended September 30, 2005, compared to $1.2 million or $0.53 per diluted share, for the nine month period ended September 30, 2004.

Net Interest Income

          Net interest income, the largest component of our income, was $6.8 million and $4.6 million, respectively, for the nine months ended September 30, 2005 and 2004, or an increase of 47.8%.  This increase in net interest income reflects the continued growth in the level of earning assets since opening the bank and the increase in the prime rate during the fourth quarter of 2004 and the first nine months of 2005.

          Interest income for the nine months ended September 30, 2005 and 2004, respectively, includes $10.9 million and $6.2 million on loans; $1.1 million and $1.1 million on investment securities and $215,000 and $52,000 on federal funds sold and interest-bearing bank balances.

          The following table sets forth, for the nine month periods ended September 30, 2005, and September 30, 2004, information related to our average balance, average yields on assets and average costs of liabilities.  We derived the average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income.

	Average Balances, Income and Expenses and Rates (dollars in thousands)

	Periods Ended September 30,

	2005			2004

	Average Balance	Income/ Expense	Annualized Yield/ Rate	Average Balance	Income/ Expense	Annualized Yield/ Rate

Loans	$214,294	$10,853	6.75%	$153,415	$6,202	5.39%
Investment securities	38,084	1,125	3.94%	34,995	1,066	4.06%
Federal funds sold and other	8,209	214	3.48%	3,624	51	1.88%
Total earning assets	$260,587	$12,192	6.24%	$192,034	$7,319	5.08%
Time deposits	$138,406	$3,422	3.30%	$103,351	$2,260	2.92%
Savings & money market	41,375	760	2.45%	17,945	98	0.73%
NOW Accounts	21,220	240	1.51%	19,022	72	0.50%
FHLB Advances	27,519	651	3.15%	11,672	161	1.84%
Junior subordinated debentures	6,186	267	5.75%	4,669	146	4.17%
Federal Funds purchased	1,709	41	3.20%	550	3	0.73%
Total interest -bearing liabilities	$236,415	$5,381	3.03%	$157,209	$2,740	2.32%
Net interest spread			3.21%			2.76%
Net interest income/margin		$6,811	3.48%		$4,579	3.18%
Non-interest bearing demand deposits	$17,435			$15,474

          Our net interest spread was 3.21% for the nine month period ended September 30, 2005, as compared to 2.76% for the nine month period ended September 30, 2004.  The net interest spread is the difference between the yield we earned on our interest-earning assets and the rate we paid on our interest-bearing liabilities.

          Our consolidated net interest margin for the period ended September 30, 2005, was 3.48%, as compared to 3.18% for the same period in 2004.  The net interest margin is calculated as net interest income divided by year-to-date average earning assets.

          The increase in our net interest spread and our net interest margin from 2004 to 2005 was principally due to the faster increase in average yields on earning assets relative to the repricing of our interest-bearing liabilities, following the increases in the federal prime rate during the fourth quarter of 2004 and the first nine months of 2005.  As described later in the “Interest Rate Sensitivity” section of this report, we benefited from these rate increases because we were asset sensitive over a one year time frame during 2004 and 2005.

Provision for Loan Losses

          Included in the statements of operations is a non-cash expense of $506,000 and $594,000 for the nine months ended September 30, 2005 and 2004, respectively, related to the provision for loan losses.  The allowance for loan loss reserve was $2.7 million and $2.3 million as of September 30, 2005 and December 31, 2004, or 1.15% and 1.20% of gross loans, respectively.

          The following table sets forth the changes in the allowance for loan losses during the nine month periods ended September 30, 2005 and 2004. (dollars in thousands)

	For the nine months ended September 30,

	2005	2004

Balance, beginning of period	$2,259	$1,630
Provision charged to operations	506	594
Loans charged off	(82)	(24)
Recoveries on loans previously charged off	10	1

Balance, end of period	$2,693	$2,201

Allowance to loans, nine months ended	1.15%	1.25%
Net charge-offs to average loans, annualized	0.03%	0.01%
Non-accrual loans	$258	$151

          The reduction in the allowance for loan loss reserve during 2005 reflects our confidence in the outstanding credit quality in the loan portfolio.  Net chargeoffs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

          Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual is recognized as income only when received.  There are no loans past due 90 days or more that are still accruing interest as of September 30, 2005.

Noninterest Income and Expense

          Non-interest income totaled $1.3 million and $1.2 million for the nine month periods ended September 30, 2005 and 2004, respectively, or an increase of 8.3%.  This increase resulted primarily from an increase in service charges and fees collected on deposit accounts, as a result of our larger customer base.

          Also contributing to the increase was the gain of $203,000 on the sales of the guaranteed portion of SBA loans during the nine months ended September 30, 2005, which was an increase of $22,000 or a 12.2% increase over the nine months ended September 30, 2004.  These increases were partially offset by a decrease in the gain on sale of investment securities caused by a nonrecurring gain for the nine months ended September 30, 2004, for $160,000 generated as a result of a sales transaction executed to realize total returns in excess of the remaining yield to maturity on existing securities positions.

          We incurred noninterest expense of $4.6 million and $3.4 million for the nine month periods ended September 30, 2005 and 2004, respectively.  Although total noninterest expense increased $1.0 million over the same period in 2004, improved efficiency of banking operations resulted in this category increasing only 28.2% as compared to the same period in 2004 while net interest income and non-interest income increased by 38.7% over the same period in 2004.

          Non-interest expenses consisted primarily of $2.7 million and $1.9 million of salaries and benefits, $482,000 and $418,000 of occupancy and equipment expense and $345,000 and $283,000 of data processing, ATM and internet banking expense for the nine month periods ended September 30, 2005 and 2004, respectively.

          Public relations expenses increased from $230,000 for the nine month period ended September 30, 2004, to $264,000 in the nine month period ended September 30, 2005.  Also contributing to the increase of non-interest expense was the increase of $44,000 in telephone and supplies from $98,000 for the period ended September 30, 2004, as compared to $142,000 for the period ended September 30, 2005.

          A majority of the increase in these expenses reflect the cost of additional personnel hired to support our growth and the increased costs associated with growth in customer transaction processing due to the increase in our customer base.

          Included in the line item “other expenses” which increased $117,000, or 28.6%, between the nine month periods ended September 30, 2005 and 2004, respectively, are charges for directors’ fees; insurance premiums; postage, printing and stationery expense and various customer-related expenses.  A majority of these items are related directly to the normal operations of our bank and the increase is primarily related to the increase in our assets, the higher level of transaction volume and the higher number of customer accounts.

Income Tax Expense

          Our effective tax rate was 34.1% and 32.0% for the nine month periods ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate occurred due to a decrease in the amount of nontaxable income during 2004 from decreased levels of municipal securities as a percentage of total earning assets since 2004.

Interest Rate Sensitivity

          Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities.  The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.  The bank’s asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly.  The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board approved limits.

Item 3.          Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2005.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

FIRST NATIONAL BANCSHARES, INC.

Date: November 15, 2005	By:	/s/ Jerry L. Calvert

Jerry L. Calvert
Chief Executive Officer

Date: November 15, 2005	By:	/s/ Kitty B. Payne

Kitty B. Payne
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.