Form 10KSB
period 2005-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2006-03-31
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act    ☐

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

Indicted by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer’s revenues (net interest income plus noninterest income) for its most recent fiscal year were $11,366,000.  As of March 1, 2006, 3,153,223 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 1, 2006 was $38,364,720. This calculation is computed by reference to the closing price of our common stock as reported on the NASDAQ National Market on March 1, 2006, of $20.00 per share.

Transitional Small Business Disclosure Format.  (Check one):

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Company’s 2005 Annual Report	Part II, Items 6 and 7
Company’s Proxy Statement for the 2006 Annual Shareholders Meeting	Part III, Items 9-12 and 14

Part I.

Item 1.     Description of Business

          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results, performance, or achievements may differ materially from the results expressed or implied by our forward-looking statements.

          The cautionary statements in the “Risk Factors” section and elsewhere in this report also identify important factors and possible events that involve risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements.  All forward-looking statements in this report are based on information available to us on the date of this report.  We do not intend to, and assume no responsibility for, updating any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

General

          We are a South Carolina corporation organized in 1999 and serve as the holding company for First National Bank of the South, a national banking association.  We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending.  We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg.  In August 2002, we began to offer trust and investment management services through Colonial Trust Company, a South Carolina private trust company established in 1913.  We also operate a loan production office in Greenville County, which also houses our small business lending division that operates under the name First National Business Capital.

          In October 2005, we successfully converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area.  In January of 2006, we expanded into our state’s capital with the opening of our loan production office in Columbia, South Carolina.  In February of 2006, we opened our loan production office on Daniel Island to expand our presence in the Charleston area.  In March of 2006, we received regulatory approval to convert our Greenville loan production office to our fifth full-service branch, our first in the Greenville market, and market headquarters.

Banking Services

          We are primarily engaged in the business of accepting demand deposits and savings deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public.  We also originate small business loans under the SBA’s various loan programs.

Our Market Areas

          Our primary market is Spartanburg County, which is located in the upstate region of South Carolina between Atlanta and Charlotte on the I-85 business corridor.  According to the South Carolina Budget and Control Board, as of July 1, 2004, Spartanburg County’s estimated population totaled 264,230 residents.  The South Carolina Department of Commerce notes that Spartanburg County attracted over $118.8 million in capital investment in 2004.  The Spartanburg Area Chamber of Commerce reports that since 2001 downtown Spartanburg has attracted more than $170 million in investments and 1,200 new jobs. As of 2005, estimated median family income for the Spartanburg metropolitan statistical area was $53,650, as compared to $52,250 for South Carolina, according to the U.S. Department of Housing and Urban Development.  Spartanburg was named the top U.S. market for European business expansion by Expansion Management magazine in 2003.  According to the Spartanburg Area Chamber of Commerce, more than 90 international firms, representing 15 nations, do business in the Spartanburg County business community, including Michelin, BMW, and Invista.  BMW’s North American assembly plant in Spartanburg began production in September 1995 and is now the sole producer of both the Z4 and the X5 Sports Activity Vehicle.  Spartanburg is also home to many domestic corporations, including Milliken, Cryovac, Denny’s, QS/1, and Advance America.  We believe that this dynamic economic environment will continue to support the community and our business in the future.

          We advertise heavily in the Spartanburg market and, through our three full-service offices in Spartanburg, have positioned ourselves as the leading local community bank in that market.  As of June 30, 2005, we were the fourth largest bank in Spartanburg County, with $244.6 million in total deposits, or 8.66% of the approximately $2.82 billion of deposits in the market.  The following table includes information from the FDIC website regarding our market share in Spartanburg County relative to top competitor banks as of June 30, 2005:

Rank	Bank	Branches	Total Deposits	Market Share

1	Wachovia	7	$484.9 million	17.17%
2	Bank of America	8	409.8 million	14.51%
3	BB&T	9	389.6 million	13.80%
4	First National Bank	3	244.6 million	8.66%
5	Suntrust Bank	11	236.9 million	8.39%
6	First Citizens B&T	10	228.9 million	8.11%
7	Arthur State Bank	7	178.7 million	6.33%
8	National Bank of South Carolina	4	169.7 million	6.01%

          Our full-service branch in Mount Pleasant and our loan production office on Daniel Island serve the fast-growing Charleston market.  As of July 1, 2004, Charleston County’s estimated population totaled 326,762 residents, according to the South Carolina Budget and Control Board.  As of 2003, the population of Charleston’s metropolitan statistical area was 571,631 per the U.S. Census Bureau.  The Charleston area achieved an employment growth rate of 13.5% from 1999 through 2004, outpacing national employment growth of 4.3% during that same period, according to the Charleston Regional Development Alliance.  In addition, the South Carolina Department of Commerce reports that Charleston County attracted over $593.0 million in announced capital investment in 2004.  For 2005, the estimated median family income for the Charleston/North Charleston metropolitan statistical area was $55,550, as compared to $52,250 for South Carolina, according to the U.S. Department of Housing and Urban Development.  The Charleston Regional Development Alliance reports that since 1995, new and expanding companies invested more than $5 billion in the region.  In its May 2005 issue, Inc. magazine ranked Charleston as one of “The Top U.S. Cities for Doing Business.”  The Charleston regional economy has attracted approximately 70 firms with internationally-owned operations, according to the Charleston Regional Development Alliance.  These firms include Bosch, Berchtold, Maersk Sealand, Rhodia, and Holset Engineering.  Domestic firms also maintain significant operations in the Charleston area, including MeadWestvaco, Nucor Steel, Alcoa, Arborgen, Blackbaud, and Piggly Wiggly.  In addition, as of 2004, the U.S. Navy and the Charleston Air Force Base collectively employed over 21,000 full-time employees, according to the Charleston Metro Chamber of Commerce.

          Conde Nast Traveler magazine has ranked Charleston as one of the country’s top 10 domestic travel destinations for the past 12 years.  According to the Charleston Metro Chamber of Commerce, in 2004, there were over 4.7 million visitors to the Charleston region with an aggregate regional economic impact of $5.7 billion.  In addition, the total direct and indirect jobs in the Charleston region related to tourism was approximately 105,000 in 2004, resulting in aggregate earnings for local residents exceeding $1.45 billion.

          As of June 30, 2005, FDIC-insured institutions in Charleston County had approximately $5.82 billion in deposits in the Charleston market, an increase of 17.1% over the $4.97 billion as of June 30, 2004.

Our Expansion Strategy

          While we continue to build our franchise in the Spartanburg and Charleston markets, we plan to expand into other fast-growing, larger metropolitan markets throughout South Carolina, such as Greenville and Columbia and, potentially, other contiguous markets.  In considering the markets in which to expand, we intend to analyze the population, growth rate, deposit growth rate, and other factors related to the target market.  We also plan to identify experienced executives in our target markets with local expertise who share our philosophies regarding community banking, strong credit policies, and customer service.  After retaining these key executives, we would expect to open a loan production office in the new market.  Once we have built a sufficient loan and customer base at the loan production office, we would convert the loan production office to a full-service branch to further serve the market.  We are following this approach with our expansion into the Greenville market through our Greenville loan production office, which we have received regulatory approval to convert to a full-service branch office and market headquarters.  We believe our expansion philosophy enables us to test our markets and operate more efficiently upon the opening of a full-service branch.

In addition to opening new offices in target markets, we may also expand through selective acquisitions.

Our Operating Philosophy and Culture

          We operate under a traditional community banking model, offering both personalized customer service and a broad array of financial products.  We seek to be the premier community bank in each of the markets we serve.  We have created a full-service community bank with a robust product and service offering available for our customers.  To meet our customers’ needs, we also offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913.  We also operate a small business lending division based in Greenville County under the name First National Business Capital that provides small business lending services under the SBA’s loan programs to customers primarily in the Carolinas and Georgia.

          We have developed an operations infrastructure designed to support our growth and expansion plans without sacrificing credit quality.  In addition to our use of traditional credit measures, we rely upon our professional and personal relationships and experience in our markets to evaluate subjective aspects of the market that we believe are more difficult to quantify. Our continued focus on asset quality has resulted in our achieving a ratio of nonperforming assets to total assets as of December 31, 2005 of 0.11%.

Lending Activities

          General.  We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg or Charleston markets.  As of December 31, 2005, we had total loans of $251.4 million, representing 76.5% of our total assets.  We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.  We have designed our credit grading system to reduce the risk in our loan portfolio and to assist us in setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation.  In addition to having developed a strong in-house credit review function, we engage outside firms to evaluate our loan portfolio.  As of December 31, 2005, there were no loans accruing interest that were 90 days or more past due, we had no restructured loans, and our ratio of nonperforming assets to total assets was 0.11%.

          Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank.  As of December 31, 2005, $13.6 million, or approximately 5.4% of our loans and 61.9% of our capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.

          We have focused our lending activities primarily on small business owners, commercial real estate developers, and the professional market.  We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  As of December 31, 2005, our 10 largest customer loan relationships represented approximately $42.1 million, or 16.7% of the loan portfolio.

          Real Estate Mortgage Loans.  Loans secured by real estate mortgages are the principal component of our loan portfolio.  To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in real estate whenever possible, in addition to other available collateral.  As of December 31, 2005 loans secured by first or second mortgages on real estate made up approximately $224.6 million, or 89.3% of our loan portfolio.

          Within the broader category of real estate mortgage loans, the following table describes the loan categories of one-to-four family residential real estate loans, multi-family residential real estate loans, home equity loans, commercial real estate loans, and land loans as of December 31, 2005 (dollars in thousands):

Type of Real Estate Loan	Amount

One-to-four residential	$56,966
Multi-family residential	4,823
HELOC	14,934
Commercial real estate	109,686	(1)
Land	37,821

Total	$224,230

(1) Includes SBA loans.

          Most of our real estate loans are secured by residential or commercial property.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

          As of December 31, 2005, our individual commercial real estate loans ranged in size from $9,000 to $3.2 million.  The average commercial real estate loan size was approximately $314,000.  Other than the SBA loans discussed below, these loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  We prepare a credit analysis in addition to a cash flow analysis to support the loan.  In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

          As of December 31, 2005, our individual residential real estate loans ranged in size from $2,000 to $1.4 million, with an average loan size of approximately $112,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%.  We offer fixed and adjustable rate residential real estate loans with amortizations up to 20 years.  To limit our risk, we offer fixed rate and variable rate loans for terms greater than 20 years through a third party, rather than originating and retaining these loans ourselves.  Generally, we do not originate traditional long term residential mortgages for our portfolio, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit.

          As of December 31, 2005, our individual home equity lines of credit ranged in size from $1,000 to $380,000, with an average balance of approximately $50,000.  Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.  Included in the residential real estate loans was $21.6 million, or 59.2% of our residential loan portfolio, in first and second mortgages on individuals’ homes, and $14.9 million, or 40.8% of our residential loan portfolio, in home equity loans.

          Small Business Loans.  We offer small business loans through our small business lending division, First National Business Capital, that typically have terms of 25 years and are made with floating rates.    These loans utilize government enhancements such as the SBA’s 7(a) program and 504 programs and are partially guaranteed, which helps to reduce their risk.    These loans are generally secured by first or second mortgages on commercial real estate.  Government guarantees of SBA loans are generally 75% of the loan.  We usually sell the portion of loans that are secured by the SBA guarantee in the secondary market to provide additional liquidity and to provide a source of nonninterest income. We typically retain servicing for these loans as at an agreed upon servicing rate for the life of the loan.  In order to secure secondary sources of payment and liquidity, we typically require the personal guarantees of the principal owners.

          Real Estate Construction and Land Development Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers.  As of December 31, 2005, our commercial construction and development real estate loans ranged in size from approximately $22,000 to $1.9 million, with an average loan size of approximately $382,000.  As of December 31, 2005, our individual residential construction and development real estate loans ranged in size from approximately $46,000 to $164,000, with an average loan size of approximately $97,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	rising interest rates that may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

          As of December 31, 2005, total construction and development loans amounted to $51.2 million, or 20.4% of our total loan portfolio.  Included in the $51.2 million was $9.1 million in construction loans, or 17.8% of our construction and development loan portfolio, that were made to commercial construction developers.

          Commercial Business Loans.  Most of our commercial business loans are secured by first or second mortgages on real estate, as described above.  We also make some commercial business loans that are not secured by real estate.  We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services.  As of December 31, 2005, our individual commercial business loans ranged in size from approximately $3,000 to $3.0 million, with an average loan size of approximately $110,000.  As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  As of December 31, 2005, commercial business loans amounted to $20.9 million, or 8.3% of our total loan portfolio.

          Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  However, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because consumer loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2005, consumer loans amounted to $6.3 million, or 2.5% of our loan portfolio.

          Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority.  When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by the internal management loan committee comprised of voting members Mr. Calvert, Mr. Zabriskie, Mr. Murdoch, and Ms. Payne.  Individual loan authorities for secured loans range from $25,000 for our retail lenders, to $500,000 for our senior lenders, and up to $750,000 for our chief executive officer.  Any three concurring members of our management loan committee can approve loans up to $2.0 million.  If the loans exceed $2.0 million, then a board of directors’ loan committee comprised of Mr. Calvert and seven other directors may approve loans up $3.5 million.  The Board of Directors, with any seven concurring members, can approve loans up to 15% of the bank’s capital and unimpaired surplus or our legal lending limit of $4.0 million as of December 31, 2005.

          Credit Administration and Loan Review.  We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.  We maintain a continuous internal loan review system and engage an independent consultant on an annual basis to review loan files on a test basis to confirm our loan grading.  Each loan officer is responsible for every loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.  The compensation of our lending officers is dependent in part on the asset quality of their loan portfolios.  We have adopted an incentive plan under which our loan officers are eligible to receive cash bonuses for achieving monthly and annual goals relating to, among other things, loan production and maintenance of minimum quality levels for the officer’s loan portfolio.

          Our dedication to strong credit quality is reinforced by our internal credit review process and performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation.  As we continue to grow, we intend to add additional employees to assist with credit administration and loan review.  In addition to our strong in-house credit review function, we currently engage an outside firm to evaluate our loan portfolio on a quarterly basis for credit quality, a second outside firm for compliance issues on an annual basis, and a third outside firm to provide advice and recommendations and respond to specific inquiries at any time.

          Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank as of December 31, 2005, our legal lending limit was approximately $4.0 million.  We sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

Deposit Services

          One of our principal sources of funds is core deposits (deposits other than time deposits of $100,000 or more).  As of December 31, 2005, approximately 85.1% of our total deposits were obtained from within the Spartanburg market.  We also rely on time deposits of $100,000 or more to support our growth, and we derive most of these deposits from outside our primary market areas.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  We do not obtain time deposits of $100,000 or more through the internet.  As of December 31, 2005, 44.0% of our total time deposits were deposits of $100,000 or more.

          We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit.  We regularly review our deposit rates to ensure that we remain competitive in our markets.  We have also recently hired a new officer to focus on deposit production for our bank.

          We received regulatory approval to convert our loan production office in Greenville, South Carolina to a full-service branch and market headquarters that will enable us to generate deposits in the Greenville market.  We expect capital expenditures over the next twelve months associated with this conversion to be approximately $1.6 million.

Trust and Investment Management Services

          Since August 15, 2002, we have offered trust and investment management services through an alliance with Colonial Trust Company, a South Carolina private trust company established in 1913 with offices in Greenville and Spartanburg.  This arrangement allows our consumer and commercial customers access to a wide variety of services provided by Colonial Trust Company, including trust services, professional portfolio management, estate administration, individual financial and retirement planning, and corporate retirement planning services.  We receive a residual fee from Colonial Trust Company based on a percentage of the aggregate assets under management generated by referrals from the bank.

Other Banking Services

          We offer other bank services including safe deposit boxes, traveler’s checks, direct deposit, United States savings bonds, and banking by mail.  We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers.  We provide ATM transactions to our customers at no charge; however, we receive ATM transaction fees from transactions performed at our branches by persons who are not customers of the bank.  We are associated with the Cirrus and Pulse ATM networks, which are available to our customers throughout the country.  Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider.  We have contracted with an outside vendor to provide our core data processing services and our ATM processing.  Given our current size, we believe that outsourcing these services reduces our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period.

          First National Online, our internet website www.firstnational-online.com, provides our customers access to internet banking services, including electronic bill payment services and cash management services including account-to-account transfers. The internet banking services are provided through a contractual arrangement with an outside vendor.

          We offer our customers insurance services, including life, long term care, and annuities through vendors associated with the South Carolina Bankers Association. Additionally, we provide equipment leasing arrangements through an outside vendor.

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

          This new legislation has affected bank capital spending as many financial institutions are implementing technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

First National Bank of the South

          The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency.  The bank operates as First National Bank of Spartanburg in Spartanburg County.  The bank’s small business lending division operates under the name First National Business Capital.  Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor for demand deposit accounts and $250,000 for retirement accounts subject to the aggregation rule.

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

          Deposit Insurance.   The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate.  The system takes into account the risks attributable to different categories and concentrations of assets and liabilities.  An institution is placed into one of three capital categories:  (1) well capitalized; (2) adequately capitalized or (3) undercapitalized.  The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds.  Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.  In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.  Our FDIC assessment rate is currently 1A or .000032 per million of insured deposits, but may change in the future.  The FDIC may increase or decrease the assessment rate schedule on a semiannual basis.  An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

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

Competition

          The banking business is highly competitive, and we experience competition in our markets from many other financial institutions.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in the Spartanburg and Charleston markets and elsewhere.

          As of June 30, 2005, there were 13 other financial institutions in Spartanburg County and 16 other financial institutions in Charleston County.  We compete with institutions in these markets both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  Other local or regional financial institutions, such as First Citizens Bank of South Carolina and Arthur State Bank in Spartanburg, and The Bank of South Carolina and Community FirstBank in Charleston, have considerable business relationships and ties in their respective communities that assist them in competing for attracting customers.

          We also compete with credit unions, in particular, in attracting deposits from retail customers.  Additionally, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

          We believe our emphasis on decision-making by our market executives and our management’s and directors’ ties to the communities in which we operate provide us with a competitive advantage.

Employees

          As of March 1, 2006, we had 77 employees, of which 69 were full time.  These employees provide the majority of their services to our bank.

RISK FACTORS

          Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.

Our decisions regarding credit risk may materially and adversely affect our business.

          Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed our loan loss reserves.  The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

          While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both.  As of December 31, 2005, approximately $13.6 million, or approximately 5.4%, of our loans had loan-to-value ratios that exceeded regulatory supervisory limits.  We generally consider making such loans only after taking into account the financial strength of the borrower.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio.  Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

          We intend to expand our banking network over the next several years, not just in our core market areas of Spartanburg and Charleston, but also in other fast-growing markets throughout South Carolina, such as Columbia and Greenville, and in contiguous markets.  We believe that to expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets.

We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets.  Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks.  In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy.  Our inability to identify, recruit, and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition, and results of operations.  We may fail to open any additional offices and, if we open these offices, they may not be profitable.

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

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

          However, there is no precise method of predicting credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events.  In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning.  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

Changes in interest rates may reduce our profitability.

          Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  We believe that we are asset sensitive, which means that our net interest income will generally rise in higher interest rate environments and decline in lower interest rate environments.  Our net interest income will be adversely affected if the market interest rate changes such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective, which could adversely affect our financial condition and results of operations.

          Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume.

An economic downturn, especially one affecting the Spartanburg or Charleston areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

          Our success significantly depends upon the general economic conditions in our markets of Spartanburg and Charleston.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 89.2% of our interest income for the year ended December 31, 2005.  If an economic downturn occurs in the economy as a whole, or in the Spartanburg, Charleston, or Greenville areas, borrowers may be less likely to repay their loans as scheduled.

          Moreover, the value and liquidity of real estate or other collateral that may secure our loans could be adversely affected by an economic downturn.  Real estate values in our market areas have risen substantially over the last several years.  If the value of real estate decreases or does not continue to rise, our business could be adversely affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets.  An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Our recent operating results may not be indicative of our future operating results.

          We may not be able to sustain our historical rate of growth.  Because of our relatively small size and short operating history, it will be difficult for us to replicate our historical earnings growth as we continue to expand.  Consequently, our historical results of operations will not necessarily be indicative of our future operations.  Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

We depend on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

          Jerry L. Calvert, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding.  If we lose Mr. Calvert’s services, he would be difficult to replace and our business and development could be materially and adversely affected.  Our success also depends in part on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including Kitty B. Payne, Robert W. Murdoch, Jr., and David H. Zabriskie. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

          We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Office of the Comptroller of the Currency, or OCC, the FDIC, and the Federal Reserve Board.  Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.  We must also meet regulatory capital requirements.  If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.  Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on common stock, and our ability to make acquisitions.

          The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, and make loans.  Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders.  In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated.  The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future.  Our cost of compliance could adversely affect our ability to operate profitably.  See “Supervision and Regulation.”

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract deposits.

          The banking business is highly competitive, and we experience competition in our markets from many other financial institutions.  We compete with commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere.  Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

          We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, and Wachovia.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  In new markets that we enter, we will also compete against well-established community banks that have developed relationships within the community.  There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

          We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our capital resources following this offering will satisfy our capital requirements for the foreseeable future.  We may at some point, however, need to raise additional capital to support our continued growth.  Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we issue additional equity capital, your interest would be diluted.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

          The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.  The SEC has extended the compliance deadline applicable to us until the first Annual Report filed for fiscal years ending on or after July 15, 2007. As a result, we must now include the internal control report with the Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

          We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from the NASDAQ National Market.  In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

          In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We will face risks with respect to expansion.

          We plan to expand into new markets or lines of business or offer new products or services.  These activities would involve a number of risks, including:

•

taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business; and
•	creating an adverse short-term effect on our results of operations.

          We may not be successful in overcoming these risks or other problems encountered in connection with expansion activities.  Our inability to overcome these risks could have a material adverse effect on our ability to achieve our business strategy and on our financial condition and results of operations.

We will face risks with respect to future acquisitions or mergers.

          Although we do not have any current plans to do so, we may also seek to acquire other financial institutions or parts of those institutions.  Risks of these activities may include the following:

•	difficulties and expense associated with identifying and evaluating potential acquisitions and merger partners;
•	inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;
•	dilutive effects of an acquisition on our existing shareholders;
•	difficulties and expense in integrating the operations and personnel of the combined businesses;
•	loss of key employees and customers as a result of an acquisition that is poorly received; and
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our result of operations.

          We expect to compete with other financial institutions regarding any potential acquisitions.  We may be unable to identify attractive acquisition candidates or to complete acquisitions on terms favorable to us, or at all.  We may not be able to integrate any banks we acquire successfully.  We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions.  We have never acquired another institution before and therefore lack experience in handling any of these risks.  Our inability to overcome these risks could have a material adverse effect on our ability to achieve our business strategy and on our financial condition and results of operations.

Item 2.     Description of Property

          Since February 5, 2001, the principal place of business of both the company and the bank has been located at 215 North Pine Street in Spartanburg.  We own the approximately 2.0 acre site and the 15,000 square foot building with four drive-through banking stations and an automated teller machine.  We plan to expand this facility in the next 12 months by adding 10,500 square feet of finished space to support the bank’s operations and future growth.

          We own a 3,500 square foot branch office on a leased parcel on the west side of Spartanburg.  We own a 3,000 square foot branch office on Boiling Springs Road in northern Spartanburg County.

          We lease a 1,700 square foot branch office on Johnnie Dodds Boulevard in Mount Pleasant, South Carolina located in Charleston County.

          We lease a loan production office in Greenville which also houses the small business lending division, First National Business Capital. Out leased loan production offices in Columbia, South Carolina and on Daniel Island in the Charleston market opened in the first quarter of 2006.

          In February of 2006, we entered into an agreement to purchase land located in Greenville, South Carolina on Pelham Rd. and Milestone Way.  We received regulatory approval from the Office of the Comptroller of the Currency in March 2006 to convert our Greenville loan production office to a full-service branch and market headquarters at this location.

Item 3.      Legal Proceedings

          There are no material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters

          Our common stock was approved for listing on The NASDAQ National Market in November 2005 under the symbol “FNSC.”  Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol “FNSC.OB.”  As of March 1, 2006 there were 642 shareholders of record.

          The following table shows the high and low sales prices published by NASDAQ beginning with the fourth quarter of 2005.  For the prior periods indicated, the table shows the reported high and low bid information on the OTC Bulletin Board.  The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The prices shown reflect historical activity and have been adjusted for the 3 for 2 stock splits distributed on January 18, 2006 and March 1, 2004.

	2005		2004

	High	Low	High	Low

First Quarter	$18.67	$16.00	$11.33	$7.11
Second Quarter	20.00	15.67	14.33	11.67
Third Quarter	20.00	15.13	16.00	13.33
Fourth Quarter	20.67	14.00	17.67	14.17

          Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from our bank.  However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

Item 6.     Management’s Discussion and Analysis or Plan of Operation

          In response to this Item, the information contained on pages 3 through 17 of our Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.     Financial Statements

          In response to this Item, the information contained on pages 19 through 38 of our Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 8a.     Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8b.     Other Information

          None.

Part III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          In response to this Item, the information contained on page 12 of our Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on April 18, 2006 is incorporated herein by reference.

Item 10.     Executive Compensation

          In response to this Item, the information contained on pages 6 through 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 is incorporated herein by reference.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

          In response to this Item, the information contained on page 8 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 is incorporated herein by reference.

The following table sets forth equity compensation plan information at December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	276,750	$6.32	122,400
Equity compensation plans not approved by security holders (1)	705,000	$4.44	—
Total	981,750	$4.96	122,400

(1)

Each of our organizers has received, for no additional consideration, a warrant to purchase two shares of common stock for $4.44 per share (adjusted for 3 for 2 stock splits distributed on January 18, 2006 and March 1, 2004) for every three shares purchased during our initial public offering.  The warrants are represented by separate warrant agreements.  One-fifth of the warrants vest on each of the first five anniversaries of the completion of the offering and they are exercisable in whole or in part during the ten-year period following that date.  The warrants may not be assigned, transferred, pledged or hypothecated in any way.  The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 12.     Certain Relationships and Related Transactions

          In response to this Item, the information contained on pages 11 and 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 is incorporated herein by reference.

Item 13.     Exhibits

          The following documents are filed as part of this report:

3.1.	Articles of Incorporation(1)

3.2.	Bylaws(1)

4.1.	Form of Certificate of Common Stock(1)

10.1	Employment Agreement dated September 10, 2004 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.(2)*

10.2	Form of Stock Warrant Agreement, as amended(3)*

10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and form of Agreement(4)*

10.4	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(5)*

10.6	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie(5)*

10.7	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch(5)*

10.8	Amendment No. 1 to the Stock Incentive Plan(3)*

13	Company 2005 Annual Report

21	Subsidiaries

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.
(2)	Incorporated by reference to the Company’s Form 8-K filed on September 16, 2004.
(3)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.
(4)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2005.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

The Exhibits listed above will be furnished to any security holder free of charge upon written request to Ms. Kitty B. Payne, Chief Financial officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina, 29304.

Item 14.     Independent Registered Public Accounting Firm Fees and Services

          In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2006 is incorporated herein by reference.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: March 30, 2006	By:	/s/ Jerry L. Calvert

President and Chief Executive Officer

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry L. Calvert and Gaines W. Hammond, Jr., M.D. as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Dan Adams	Director	March 30, 2006

C. Dan Adams

/s/ Mellnee G. Buchheit	Director	March 30, 2006

Mellnee G. Buchheit

/s/ Jerry L. Calvert	Director, Vice Chairman	March 30, 2006
President,
Jerry L. Calvert	Chief Executive Officer

/s/ Martha Cloud Chapman	Director	March 30, 2006

Martha Cloud Chapman

/s/ W. Russel Floyd, Jr.	Director	March 30, 2006

W. Russel Floyd, Jr.

/s/ C. Tyrone Gilmore, Sr.	Director	March 30, 2006

C. Tyrone Gilmore, Sr.

/s/ Gaines W. Hammond, Jr., MD	Director, Chairman of	March 30, 2006
the Board
Gaines W. Hammond, Jr., M.D.

/s/ Benjamin R. Hines	Director	March 30, 2006

Benjamin R. Hines

/s/ William A. Hudson	Director	March 30, 2006

William A. Hudson

/s/ Kitty B. Payne	Chief Financial Officer,	March 30, 2006
Principal Financial and Accounting
Kitty B. Payne	Officer

/s/ Norman F. Pulliam	Director, Chairman Emeritus	March 30, 2006

Norman F. Pulliam

/s/ Peter E. Weisman	Director	March 30, 2006

Peter E. Weisman

/s/ Donald B. Wildman	Director	March 30, 2006

Donald B. Wildman

/s/ Coleman L. Young, Jr.	Director	March 30, 2006

Coleman L. Young, Jr.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1.	Articles of Incorporation(1)

3.2.	Bylaws(1)

4.1.	Form of Certificate of Common Stock(1)

10.1	Employment Agreement dated September 10, 2004 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.(2)*

10.2	Form of Stock Warrant Agreement, as amended(3)*

10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and form of Agreement(4)*

10.4	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(5)*

10.6	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie(5)*

10.7	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch(5)*

10.8	Amendment No. 1 to the Stock Incentive Plan(3)*

13	Company 2005 Annual Report

21	Subsidiaries

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.
(2)	Incorporated by reference to the Company’s Form 8-K filed on September 16, 2004.
(3)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.
(4)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2005.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

Exhibit 13

2005 Annual Report of the Company

Exhibit 21

Subsidiaries of the Company

First National Bank of the South
FNSC Capital Trust I
FNSC Capital Trust II
FNSC Capital Trust III

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

Date: March 30, 2006	By:	/s/ Jerry L. Calvert

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

Date: March 30, 2006	By:	/s/ Kitty B. Payne

Kitty B. Payne
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer and the Chief Financial Officer of First National Bancshares, Inc. (the “Company”), each certify that, to his knowledge on the date of this certification:

1.

The annual report of the Company for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on this date (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 30, 2006	By:	/s/ Jerry L. Calvert

Jerry L. Calvert
President and Chief Executive Officer

Date: March 30, 2006	By:	/s/ Kitty B. Payne

Kitty B. Payne
Chief Financial Officer

courageous growth
FIRST NATIONAL
BANCSHARES, INC.
Annual Report 2005

	SPARTANBURG		GREENVILLE
1	Pine Street Office	5	Loan Production Office
	– Corporate Headquarters		– Greenville
	215 N. Pine St.		1204-A E. Washington St.
	Spartanburg, SC 29302		Greenville, SC 29601
	(864) 948-9001		(864) 233-3318

2	Reidville Road Office	6	Pelham Road Office
	2680 Reidville Rd.		– Market Headquarters
	Spartanburg, SC 29301		3401 Pelham Road
	(864) 576-7220		Greenville, SC 29615

3	Boiling Springs Office		COLUMBIA
	3090 Boiling Springs Rd.	7	Loan Production Office
	Boiling Springs, SC 29316		– Columbia
	(864) 578-8600		725 Crosshill Road
Columbia, SC 29205
4	Operations Center		(803) 787-7757
105 Corporate Dr., Suite D
Spartanburg, SC 29303
	(864) 578-3354		CHARLESTON
		8	Mount Pleasant Office
651 Johnnie Dodds Blvd.
Mt. Pleasant, SC 29464
(843) 971-6977

		9	Loan Production Office
– Daniel Island
206 Seven Farms Dr., Suite B
Daniel Island, SC 29492
(843) 216-8991

BOARD OF DIRECTORS from L to R:

Martha C. Chapman, William A. Hudson, C. Dan Adams, Coleman L. Young, Jr., Dr. C. Tyrone Gilmore, Sr., Benjamin R. Hines, Mellnee G. Buchheit, Gaines W.Hammond, Jr., M.D. (Chairman), Peter E. Weisman, Jerry L. Calvert (Vice Chairman), Donald B. Wildman, Norman F. Pulliam (Chairman Emeritus), W. Russel Floyd, Jr.

SENIOR LEADERSHIP TEAM from L to R:

Louie W. Blanton
SVP – Commercial Banking & Business Development

John A. Bickley
SVP First National Business Capital, Greenville

Jerry L. Calvert
President & CEO

Robert W. Murdoch, Jr.
EVP Retail Banking Manager

Kitty B. Payne
EVP – Chief Financial Officer

Rudy H. Gill
Market President, Charleston

Barry D. Starling
SVP & Commercial Banking Officer, Greenville

David H. Zabriskie
EVP – Senior Lender

Robert L. Whittemore
Market President, Columbia & Regional Lending Manager

MARCH 17, 2006

Dear Fellow Shareholders:

On behalf of our board of directors, we are pleased to report an outstanding year for First National. We exceeded expectations during the year, achieving in excess of $2.8 million in earnings during 2005, our most profitable year since inception.

2005 was a tremendous year of growth for First National. We exceeded $300 million in assets, completed a successful secondary stock offering and our company’s stock was listed on the NASDAQ National Market (FNSC). We converted our Mt. Pleasant loan production office into a full service branch in the thriving coastal market of Charleston. We also added 22 new members to our outstanding team of employees and directors to serve our customers and support our continuing growth ($ in thousands).

KEY FINANCIAL ACHIEVEMENTS

Growth Category	2005	2004	% Increase/ (Decrease)

Net Income	$2,835	$1,815	56.2
Net Income Per Diluted Share*	$0.83	$0.55	50.9
Total Assets	$328,679	$236,344	39.1
Loans	$251,405	$188,507	33.4
Deposits	$271,695	$191,811	41.6

*Reflects the 3 for 2 stock splits distributed on January 18, 2006 and March 1, 2004

Moving into 2006, we have many new and exciting opportunities ahead of us. Two recently opened loan production offices are being established in both the state capital, Columbia, and on Daniel Island in Charleston. We recently announced plans to construct a market headquarters and full service branch in the heart of Greenville’s fast-growing Eastside.Also, we will soon break ground on our new operations center, which will be built adjacent to our corporate headquarters in Spartanburg, to support our growth efforts.

We look forward to providing some exciting new services for our customers, including all-day deposit credit and a redesigned website with enhanced internet banking capabilities. The website will also include an Investor Relations link to our new Media Room, http://firstnational-online.mediaroom.com, where you can get the latest news and financial information concerning our company.

Thank you for your continued support and involvement. You make our consistent success possible with your loyalty and encouragement. We look forward to a very promising and successful 2006. Please continue to call on us for all of your banking needs as we are here to serve you.

/s/ Jerry L. Calvert

Jerry L. Calvert
President & CEO, Vice Chairman

/s/ Gaines W. Hammond, Jr.

Gaines W. Hammond, Jr., M.D.
Chairman

FINANCIAL HIGHLIGHTS

          The information presented below should be read in conjunction with the consolidated financial statements, the notes thereto and “Management’s Discussion and Analysis or Plan of Operation” contained elsewhere in this report.  The shares outstanding, closing stock price and per share amounts for 2004 and 2005 have been restated to reflect the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004 (dollars in thousands, excluding per share amounts).

	As of or for the year ended December 31,

	2005	2004	% Change

Loans, net of unearned income	$251,405	$188,507	39.1%
Deposits	$271,695	$191,811	41.7%
Total Assets	$328,679	$236,344	39.1%
Shareholders’ Equity	$22,029	$13,912	58.4%

Loan Loss Allowance	$2,719	$2,258	20.4%
Loan Loss Allowance to Total Loans	1.08%	1.20%	(10.0)%
Loan to Deposit Ratio	92.53%	98.28%	(5.9)%
Net charge-offs to average loans	0.06%	0.03%	100.0%
Non-performing assets to total assets	0.11%	0.02%	450.0%

Equity/Assets	6.70%	5.89%	13.7%
Book Value per Share	$7.04	$5.14	37.0%
Closing Stock Price	$19.96	$17.67	13.0%
Price/Book Value	283%	344%	(17.7)%
Weighted Avg Shares Outstanding
Basic	2,770,265	2,704,269	2.4%
Diluted	3,468,312	3,287,547	5.5%

Net Income	$2,835	$1,815	56.2%
Net Income per Share
Basic	$1.03	$0.67	52.2%
Diluted	$0.83	$0.55	49.1%

Net Interest Income	$9,511	$6,512	46.0%
Noninterest Income	$1,855	$1,771	6.4%
Efficiency Ratio	56.98%	59.94%	(4.9)%
Net Interest Margin	3.53%	3.26%	8.0%

Total Risk-Based Capital Ratio	13.16%	12.21%	7.8%
Tier 1 Risk-Based Capital Ratio	11.92%	10.04%	18.7%
Tier 1 Capital Leverage Ratio	9.09%	7.90%	15.1%

Average Equity	$15,996	$13,086	22.2%
Return on Average Equity	17.72%	13.87%	27.8%
Average Assets	$279,745	$208,155	34.4%
Return on Average Assets	1.01%	0.87%	16.1%

FIRST NATIONAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion reviews our results of operations and assesses our financial condition.  You should read the following discussion and analysis in conjunction with our “Financial Highlights” and our consolidated financial statements and the related notes included elsewhere in this report.  This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results, performance, or achievements may differ materially from the results expressed or implied by our forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” in our 10-KSB for the year ended December 31, 2005.

General

          First National Bancshares, Inc. was organized on July 14, 1999, to serve as the holding company for First National Bank of Spartanburg, which opened its first full-service bank branch in March 2000.  Our bank opened two additional full-service offices in Spartanburg County during 2000 and 2001.  In October 2002, we changed the legal name of our bank to First National Bank of the South as part of our strategy of growth and expansion.  We continue to do business in Spartanburg County as First National Bank of Spartanburg.  In October 2005, we successfully converted our loan production office in Mount Pleasant, South Carolina to our fourth full service branch, our first in the Charleston area.

          In January 2006, we opened a loan production office in Columbia, South Carolina and in February 2006, we added the Daniel Island loan production office to our Charleston market operations.  Our Greenville loan production office houses the small business lending division which opened in March 2004.  This division operates as First National Business Capital and originates small business loans under the U. S. Small Business Administration’s “SBA’s” various loan programs.

          We have received regulatory approval to convert our Greenville loan production office to a full-service branch and Greenville market headquarters.  We plan to begin construction of this facility during the second quarter of 2006.

Overview

          Our strategy has produced consistent growth in assets, loans and deposits, with strong earnings performance.  We became cumulatively profitable during the third quarter of 2003 and have reported quarterly profits for 17 consecutive quarters since recording our first quarterly profit in the fourth quarter of 2001.

          The following table sets forth selected measures of our financial performance for the periods indicated (dollars in thousands).

	As of or for the Years Ended December 31,

	2005	2004	2003

Total revenue(1)	$11,366	$8,283	$5,948
Net income	2,835	1,815	916
Total assets	328,679	236,344	180,663
Total loans(2)	251,405	188,507	130,421
Total deposits	271,695	191,811	154,733

(1)	Total revenue equals net interest income plus total noninterest income
(2)	Includes nonperforming loans

          Like most financial institutions, we derive the majority of our income from interest we receive on our interest-earning assets, such as loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets and the expense on our interest-bearing liabilities, such as deposits and borrowings.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

          In addition to earning interest on our loans and investments, we earn income through other sources, such as fees and surcharges we charge our customers and income from the sale and/or servicing of financial assets such as loans and investments.  We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

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

Critical Accounting Policies

          We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-KSB and included in the annual report.

          Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgment and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

          We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Summary

          Our net income was $2.8 million, or $0.83 per diluted share, for the year ended December 31, 2005, as compared with $1.8 million, or $0.55 per diluted share, for the year ended December 31, 2004.  The 55.6% increase in net income over 2004 was primarily driven by a 46.0% increase in net interest income.

          Our return on average assets of 1.01% for 2005 was a 16.1% increase over the result of 0.87% for 2004.  We were able to accomplish this result due to an increase in the net interest margin from 3.26% in 2004 to 3.53% in 2005, an increase in average loans as a percentage of average earning assets from 80.6% as of December 31, 2004, to 82.3% as of December 31, 2005, and a decrease in the efficiency ratio to 56.98% during 2005 from 59.94% in 2004.

          Our return on average equity increased by 27.8% to 17.72% for 2005 from 13.87% in 2004 as we continued to leverage our existing capital.  We also obtained additional capital during the year from an offering of our common stock that closed in December 2005.

Net Interest Income

          Our primary source of revenue is net interest income.  The level of net interest income is determined by the balances of interest-earning assets and interest-bearing liabilities and successful management of the net interest margin.  In addition to the growth in both interest-earning assets and interest-bearing liabilities, and the timing of repricing of these assets and liabilities, net interest income is also affected by the ratio of interest-earning assets to interest-bearing liabilities and the changes in interest rates earned on our assets and interest rates paid on our liabilities.

          Our net interest income increased $3.0 million, or 46.2%, to $9.5 million in 2005, from $6.5 million in 2004.  The growth in net interest income resulted from an increase of $6.9 million in interest income, partially offset by an increase of $3.9 million in interest expense from 2004 to 2005.

          The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase in our average earning assets of 35.1% during 2005.  Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.

          Our net interest income has also been positively influenced by the increase in our net interest margin following the thirteen increases in the prime rate of interest during 2004 and 2005.  Since we are asset-sensitive over a one-year time period, our net interest income on our existing earning asset base increases when the prime rate rises.

          The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans.  Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Years Ended December 31,

	Average Balance	2005 Income/ Expense	Yield/ Rate	Average Balance	2004 Income/ Expense	Yield/ Rate	Average Balance	2003 Income/ Expense	Yield/ Rate

Loans	$222,026	$15,461	6.96%	$160,914	$8,926	5.55%	$112,804	$6,352	5.63%
Investment securities	39,683	1,581	3.98%	35,352	1,420	4.02%	27,989	1,117	3.99%
Federal funds sold and other	8,037	299	3.72%	3,387	78	2.30%	9,011	128	1.42%

Total interest-earning assets	$269,745	$17,341	6.43%	$199,653	$10,424	5.22%	$149,804	$7,597	5.07%

Time deposits	$144,082	$5,001	3.47%	$121,434	$3,115	2.56%	$92,301	$2,600	2.82%
Savings & money market	42,865	1,141	2.66%	18,926	170	0.90%	14,156	116	0.82%
NOW accounts	21,907	343	1.57%	19,026	112	0.59%	17,799	153	0.86%
FHLB advances	27,966	925	3.31%	13,657	269	1.97%	8,436	153	1.81%
Junior subordinated debentures	6,186	380	6.14%	5,155	236	4.58%	102	4	3.92%
Federal funds purchased	1,329	40	3.01%	549	10	1.82%	—	—	—

Total interest-bearing liabilities	$244,335	$7,830	3.20%	$178,747	$3,912	2.19%	$132,794	$3,026	2.28%

Net interest spread			3.23%			3.03%			2.79%
Net interest income/margin		$9,511	3.53%		$6,512	3.26%		$4,571	3.05%

Non-interest-bearing demand deposits	$18,009			$15,641			$12,206

          The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.23% for the year ended December 31, 2005, compared to 3.03% for the year ended December 31, 2004.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.53% for the year ended December 31, 2005, as compared to 3.26% for the year ended December 31, 2004.

          The increase in our net interest spread and our net interest margin from 2004 to 2005 was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the thirteen increases in the prime rate during 2004 and 2005.  The relative increase in our average loans as a percentage of average earning assets from 2004 to 2005 also contributed to the increase in our net interest margin. We anticipate that growth in loans will continue to drive the growth in assets and the growth in net interest income.  Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income. Therefore, we may not be able to continue to sustain the increases in net interest income that we have accomplished in the past.

Analysis of Changes in Net Interest Income

          Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The change in net interest income is primarily due to the increases in volume of both loans and deposits and changes in average rates. The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	For the Years Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to			For the Years Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets
Federal funds sold and other	$173	$48	$221	$(129)	$79	$(50)
Investment securities	173	(12)	161	296	7	303
Loans(1)	4,256	2,279	6,535	2,674	(100)	2,574

Total interest-earning assets	$4,602	$2,315	$6,917	$2,841	$(14)	$2,827

Interest-Bearing Liabilities
Deposits	$1,462	$1,625	$3,087	$985	$(457)	$528
FHLB advances	473	183	656	95	21	116
Federal funds purchased	24	7	31	10	—	10
Junior subordinated debentures	63	81	144	231	1	232

Total interest-bearing liabilities	$2,022	$1,896	$3,918	$1,321	$(435)	$886

Net interest income	$2,580	$419	$2,999	$1,520	$421	$1,941

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

Provision for Loan Losses

          We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, respectively as the number of loan customers increases in our growing branch network and loan production offices.  Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

          Our provision for loan losses was $594,000 for the year ended December 31, 2005, and $679,000 for the year ended December 31, 2004.  The decrease in the provision is the result of management’s confidence in the credit quality of the loan portfolio.  Net charge-offs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  We continue to review and evaluate the adequacy of the allowance for loan losses given the size, mix, and quality of the current loan portfolio.

Noninterest Income

          The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	Years ended December 31,

	2005	2004	2003

Service charges and fees on deposit accounts	$961	$866	$846
Gain on sale of guaranteed portion of SBA loans	441	348	92
Loan service charges and fees	163	127	96
Mortgage loan fees from correspondent banks	135	103	232
Earnings on bank-owned life insurance contracts	117	125	78
Gain on sale of investment securities	—	160	—
Other	38	42	33

Total noninterest income	$1,855	$1,771	$1,377

          Noninterest income for the year ended December 31, 2005, was $1.9 million, a net increase of 5.6% compared to noninterest income of $1.8 million during the same period in 2004.  Excluding the nonrecurring gain on the sale of investment securities of $160,000 realized in 2004, noninterest income for the year ended December 31, 2005, increased by $244,000, or 15.1%, over 2004.

          This increase occurred primarily due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts.  Gains recognized on the sale of the guaranteed portion of SBA loans increased 26.7% from 2004 to 2005 as a result of a full year of loan production from the small business lending division during 2005 that opened in March 2004.  Loan service charges and fees and fees from correspondent banks on the origination of mortgage loans increased 28.3% and 31.1%, respectively from 2004 to 2005.

Noninterest expenses

          The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	Years ended December 31,

	2005	2004	2003

Salaries and employee benefits	$3,744	$2,783	$2,138
Occupancy and equipment	660	562	546
Data processing and ATM expense	487	378	368
Public relations	378	308	254
Professional fees	251	231	200
Telephone and supplies	211	137	132
Other	745	567	449

Total noninterest expense	$6,476	$4,966	$4,087

          Noninterest expense was $6.5 million for 2005, as compared to $5.0 million in 2004, an increase of 30.0%.  The majority of the increased expenditures reflects the cost of salaries and other variable expenses that have increased to support our growth.  Although total noninterest expense increased $1.5 million over 2004, continued efficiency of banking operations resulted in this category increasing only 30.0% over 2004 while total revenue (net interest income plus noninterest income) increased by 37.2% during the same period.

          The most significant item included in noninterest expense is salaries and employee benefits, which totaled $3.7 million in 2005, as compared to $2.8 million in 2004, an increase of 32.1%.  Occupancy and equipment expense increased to $660,000 in 2005 from $562,000 in 2004, or an increase of 17.4%.

          Data processing and ATM expense increased by 28.8% to $487,000 for 2005, as compared to $378,000 in 2004.  A majority of the increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

          Public relations expense increased by 22.7% to $378,000 for 2005, as compared to $308,000 in 2004, primarily due to increased community relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and expansion into additional markets.  In addition, we began to incur listing fees for our stock on the NASDAQ National Market beginning in November 2005.  Professional fees increased from $231,000 in 2004 to $250,000 in 2005, an increase of 8.2%, which resulted primarily from a charge of approximately $20,000 for consulting services in preparation for the offering of our common stock completed in December 2005.

          Included in the line item “other,” which increased $178,000, or 31.4%, between 2005 and 2004, are charges for insurance premiums, director fees, postage, printing and stationery expense, and various customer-related expenses, including referral fees paid on SBA loans.

          A majority of the increases in these expenditures reflects the costs of additional personnel hired to support our growth, including branch staff for the Mount Pleasant office which opened in late October 2005, additional lenders in the Spartanburg and Columbia markets as well as staff in the loan and deposit operation functions to support the continued growth in all markets.  The increased costs are also associated with growth in customer transaction processing due to the increase in our customer base.

          Although we recognize the importance of controlling noninterest expenses to improve profitability, we are also committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Provision for Income Taxes

          Income tax expense can be analyzed as a percentage of net income before income taxes.  The following table sets forth information related to our income tax expense (dollars in thousands).

	Years ended December 31,

	2005	2004	2003

Provision for income taxes	$1,461	$823	$426
Net income before income taxes	4,296	2,638	1,342
Effective income tax rate	34.00%	31.20%	31.70%

          The increase in the effective income tax rate from 2004 to 2005 occurred due to the relative increase in fully taxable income during the year.  Although the net nontaxable income increased during the year from sources such as municipal securities investments, which increased from 2004 to 2005, and was partially offset by a decline in earnings on bank owned life insurance contracts, fully taxable income such as interest income on loans and government agency investments and noninterest income from fees and charges experienced much greater percentage increases from 2004 to 2005.

Balance Sheet Review

General

          As of December 31, 2005, we had total assets of $328.7 million or an increase of 39.1% over total assets of $236.3 million on December 31, 2004.  Total assets on December 31, 2005 and 2004, consisted of loans, net of unearned income, of $251.4 million and $188.5 million, respectively; securities available for sale of $45.2 million and $36.2 million, respectively; other assets of $8.6 million and $6.4 million, respectively; premises and equipment, net accumulated depreciation and amortization, of $5.0 million and $4.3 million, respectively; cash and due from banks of $2.7 million and $2.4 million, respectively; and federal funds sold and interest-bearing bank balances of $18.6 million and $880,000, respectively.

          The interest-earning assets, consisting of loans, securities available for sale, federal funds sold and interest-bearing bank balances, grew to $315.1 million as of December 31, 2005, or an increase of 39.6% over the balance of $225.7 million as of December 31, 2004.  This increase resulted primarily from the loan originations, net of principal collections, from 2004 to 2005 of approximately $63.0 million due to our expansion into the Charleston market, which began in October of 2004, and new production from lenders hired for the Columbia and Greenville loan production offices during the fourth quarter of 2005.  We also continued to expand our loan production with the addition of several lenders in the Spartanburg market.

          The increase of $2.2 million in other assets during 2005 resulted primarily from the increase in accrued interest receivable due to the thirteen increases in the prime interest rate during 2004 and 2005, as well as the growth in interest-earning assets during 2005.

          Premises and equipment increased $703,000 during 2005 primarily due to the purchases of land for the Spartanburg operations center to be constructed in 2006 and leasehold improvements at the new Mount Pleasant branch, which opened in October 2005, net of $269,000 in depreciation expense for the year.

          Our liabilities on December 31, 2005 and 2004, were $306.7 million and $222.4 million, respectively, and consisted primarily of deposits of $271.7 million and $191.8 million, respectively, and other liabilities of $8.3 million and $7.5 million, respectively.  Liabilities on December 31, 2005 and 2004, also included $26.6 million and $23.1 million in Federal Home Loan Bank advances, respectively

          Shareholders’ equity on December 31, 2005, was $22.0 million, as compared to shareholders’ equity on December 31, 2004, of $13.9 million.  The increase of $8.1 million, or 58.3%, can be attributed to proceeds received from the offering of common stock that ended in December 2005, net of offering expenses and to the net income earned during 2005.

Federal Funds Sold and Interest-Bearing Bank Balances

          As of December 31, 2005, our $18.6 million in short-term overnight investments in federal funds sold and interest-bearing bank balances comprised 6.0% of total interest-earning assets of $317.3 million as compared to less than 1% of total interest-earning assets at $880,000 on December 31, 2004.  Although we experienced record loan growth during 2005, a net increase in deposits from 2004 to 2005 of 115.4% over the net growth from 2003 to 2004 drove the increase in cash and due from banks, federal funds sold and interest-bearing bank balances of approximately $18.0 million from 2004 to 2005.  We intend to decrease the level of federal funds sold during 2006 to fund loan growth and finance construction of our Greenville market headquarters and our operations center at our corporate headquarters in Spartanburg.

Investments

          On December 31, 2005, and 2004, our investment securities portfolio of $45.1 and $36.2 million, respectively, represented approximately 14.2% and 15.9%, respectively, of our interest-earning assets.  As of December 31, 2005 and 2004, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $46.2 million and $36.4 million, respectively, for an unrealized loss of $672,000 and $257,000, respectively.

          As a result of the strong growth in our loan portfolio and the historically low fixed rates during the past several years, we have maintained a lower than normal level of investments.  As rates on investment securities have risen and additional capital and deposits have been obtained, we have increased the size of the investment portfolio.

          Fair values and yields on our investments (all available for sale) as of December 31, 2005, are shown in the following table based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of December 31, 2005

	After one but within five years		After five but within ten years		Over ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government/government sponsored agencies	$4,844	3.74%	$4,325	4.29%	$—	—	$9,169	4.14%
Mortgage-backed securities	5,934	3.67%	5,014	3.83%	16,430	4.36%	27,378	4.05%
Municipal securities	—	—	2,619	5.61%	5,985	5.69%	8,604	5.66%

Total	$10,778	3.70%	$11,958	4.38%	$22,415	4.72%	$45,151	4.21%

          The amortized cost and fair value of our investments (all available for sale) as of December 31, 2005, 2004 and 2003, are shown in the following table (dollars in thousands).

	December 31, 2005		December 31, 2004		December 31, 2003

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government/government sponsored agencies	$9,500	$9,169	$6,500	$6,353	$9,957	$9,818
Mortgage-backed securities	28,070	27,378	23,998	23,871	20,334	20,435
Municipal securities	8,600	8,604	5,924	5,941	5,927	5,921

Total	$46,170	$45,151	$36,422	$36,165	$36,218	$36,174

          We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.”  The carrying amounts of these investments as of December 31, 2005, 2004 and 2003 consisted of the following:

	As of December 31,

	2005	2004	2003

Federal Reserve Bank stock	$448	$330	$330
Federal Home Loan Bank stock	1,674	1,405	475

          We increased the level of Federal Reserve Bank stock during 2005 to reflect the additional capitalization of the bank as a result of a contribution of capital by the holding company from proceeds received from the sale of our common stock completed in December 2005.  The level of Federal Home Loan Bank stock varies with the level of Federal Home Loan Bank advances and increased during 2005 to reflect the net increase in FHLB advances during the year.

          No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value.  Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Loans

          Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  Average loans for the years ended December 31, 2005 and 2004, were $222.0 million and $160.9 million, respectively.  Total loans outstanding as of December 31, 2005 and 2004, were $251.4 million and $188.5 million, respectively, before the allowance for loan losses.

          We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.

          The following table summarizes the composition of our loan portfolio as of December 31, 2005 and 2004, (dollars in thousands).

	December 31, 2005		December 31, 2004

	Amount	% of Total	Amount	% of Total

Commercial and industrial	$20,902	8.31%	$20,255	10.74%
Commercial secured by real estate	152,726	60.75%	104,339	55.35%
Real estate – residential mortgages	71,900	28.60%	59,322	31.47%
Installment and other consumer loans	6,273	2.50%	4,977	2.64%
Unearned income	(396)	(0.16)%	(386)	(0.20)%

Total loans, net of unearned income	251,405	100.00%	188,507	100.00%
Less—allowance for loan losses	(2,719)	1.08%	(2,258)	1.20%

Total loans, net	$248,686		$186,249

          The increase in our commercial loans secured by real estate from 2004 to 2005 is due to the relatively higher paydowns on residential real estate loans and new commercial real estate lending in the Charleston and Greenville markets due to the expansion of our loan production offices in each of these markets.

          The following table summarizes the composition of our loan portfolio as of December 31, 2003, 2002, and 2001 (dollars in thousands).

	2003		2002		2001

	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial and industrial	$24,869	19.07%	$15,867	17.04%	$10,096	15.81%
Commercial secured by real estate	57,622	44.18%	53,659	57.63%	38,344	60.04%
Real estate – residential mortgages	42,830	32.84%	19,174	20.59%	11,832	18.53%
Installment and other consumer loans	5,342	4.10%	4,591	4.93%	3,714	5.81%
Unearned income	(242)	(0.19)%	(185)	(0.19)%	(117)	(0.19)%

Total loans, net of unearned income	130,421	100.00%	93,106	100.00%	63,869	100.00%
Less – allowance for loan losses	(1,630)	1.25%	(1,164)	1.25%	(800)	1.25%

Total loans, net	$128,791		$91,942		$63,069

          The principal component of our loan portfolio for all periods presented was loans secured by real estate mortgages.  As the loan portfolio grows, the current mix of loans may change over time.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Maturities and Sensitivity of Loans to Changes in Interest Rates

          The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity.  Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity.  Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

          The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of December 31, 2005 (dollars in thousands).

	As of December 31, 2005

	One year or less	After one but within five years	After five years	Total

Commercial	$18,233	$2,669	$—	$20,902
Real estate – construction	46,912	4,340	—	51,252
Real estate – mortgage	115,157	48,352	9,865	173,374
Consumer and other	2,727	3,546	—	6,273

Total loans	$183,029	$58,907	$9,865	$251,801
Unearned income, net				$(396)

Total loans, net of unearned income				$251,405

Loans maturing after one year with:
Fixed interest rates				$47,342

Floating interest rates				$130,345

Provision and Allowance for Loan Losses

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

          We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, consumer, and mortgage. We apply general loss factors to each category and may adjust these percentages given consideration of local economic conditions, exposure to concentrations that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs, and anticipated loan growth.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

          The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the years in the five-year period ended December 31, 2005 (dollars in thousands):

	As of December 31,

	2005		2004		2003		2002		2001

Commercial	$135	11.1%	$191	12.0%	$180	54.5%	$236	53.9%	$221	15.8%
Real estate—construction	386	20.4%	343	11.2%	150	6.9%	138	6.4%	126	5.7%
Real estate-mortgage	2,110	66.0%	1,111	74.2%	926	34.5%	662	34.5%	332	72.7%
Consumer	48	2.5%	30	2.6%	33	4.1%	32	5.2%	28	5.8%
Unallocated	40	N/A	584	N/A	341	N/A	96	N/A	93	N/A

Total allowance for loan losses	$2,719	100.0%	$2,259	100.0%	$1,630	100.0%	$1,164	100.0%	$800	100.0%

          We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

          The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Please see Note 6-”Loans” in the Notes to Consolidated Financial Statements included in this report for additional information.

          The following table sets forth the changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2005 (dollars in thousands).

	As of December 31,

	2005	2004	2003	2002	2001

Balance, beginning of year	$2,258	$1,631	$1,164	$800	$471
Provision charged to operations	594	679	519	418	336
Loans charged-off
Commercial, financial and agricultural	(38)	(9)	(36)	(34)	—
Real estate-construction	—	—	—	(8)	—
Installment loans to individuals	(106)	(45)	(17)	(12)	(7)

Total charge-offs	(144)	(54)	(53)	(54)	(7)
Recoveries of loans previously charged-off	11	2	1	—	—

Balance, end of period	$2,719	$2,258	$1,631	$1,164	$800

Allowance to loans, year end	1.08%	1.20%	1.25%	1.25%	1.25%

Net charge-offs to average loans	0.06%	0.03%	0.05%	0.07%	0.01%

Non-accrual loans	$349	$49	$257	$—	$48

Past due loans in excess of 90 days on accrual status	$—	$—	$—	$—	$—

Other real estate owned	$—	$—	$—	$—	$—

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

Deposits

          Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.

          The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands).

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposit accounts	$18,009	—	$15,641	—	$12,206	—
NOW accounts	21,907	1.57%	19,026	0.59%	17,799	0.86%
Money market and savings accounts	42,865	2.66%	18,926	0.90%	14,156	0.82%
Time deposits	144,082	3.47%	121,434	2.56%	92,301	2.82%

Total deposits	$226,863	2.86%	$175,027	1.94%	$136,462	2.10%

          Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets.  Our core deposits were $194.8 million, $132.9 million, and $111.7 million as of December 31, 2005, 2004 and 2003, respectively.  The maturity distribution of our time deposits of $100,000 or more as of December 31, 2005, is as follows (dollars in thousands):

As of December 31, 2005

Three months or less	$6,088
Over three through six months	8,799
Over six through twelve months	20,873
Over twelve months	41,165

Total	$76,925

          The increase in time deposits of $100,000 or more for the year ended December 31, 2005, as compared to the balance as of December 31, 2004, primarily resulted from the utilization of deposits that were obtained from municipal depositors and brokered certificates of deposit from outside of our primary market.

Other Interest-Bearing Liabilities

          The following tables outline our various sources of borrowed funds during the years ended December 31, 2005, 2004 and 2003, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods and the average balance for each period, and the average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown.  See Note 9- “Lines of Credit”, Note 10- “FHLB Advances”, and Note 13-”Junior Subordinated Debentures” in the Notes to Consolidated Financial Statements included in this report for additional disclosures related to these types of borrowings (dollars in thousands).

	Ending Balance	Period- End Rate	Maximum Balance	Average for the Period

				Balance	Rate

As of or for the Year Ended December 31, 2005
Federal Home Loan Bank advances	$26,612	3.99%	$30,436	$27,966	3.31%
Federal funds purchased	—	—	5,836	1,329	3.09%
Junior subordinated debentures	$6,186	7.33%	$6,186	$6,186	6.14%

As of or for the Year Ended December 31, 2004
Federal Home Loan Bank advances	$23,079	2.68%	$23,114	$13,657	1.97%
Federal funds purchased	—	—	7,250	549	1.82%
Junior subordinated debentures	$6,186	5.04%	$6,186	$5,155	4.58%

As of or for the Year Ended December 31, 2003
Federal Home Loan Bank advances	$9,500	2.27%	$9,500	$8,436	1.81%
Federal funds purchased	—	—	—	—	—
Junior subordinated debentures	$3,093	3.92%	$3,093	$102	3.92%

          As of December 31, 2005, 2004 and 2003, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $23.5 million, $19.5 million, and $5.4 million, respectively.

Capital Resources

          Total shareholders’ equity amounted to $22.0 million and $13.9 million on December 31, 2005 and 2004, respectively.  A portion of the increase between 2004 and 2005 resulted from the $2.8 million of net income earned during the year.  Also contributing to the increase in shareholders’ equity was the net proceeds of $6.3 million from the offering or our common stock that ended in December 2005.  The increase was partially offset by the increase in the unrealized loss on investment securities available for sale, net of tax, during 2005 and a reduction in equity from the issuance of shares of common stock to the leveraged ESOP, net of shares allocated to participant accounts.

          As of December 31, 2005, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2004.  We believe that the deterioration in value is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.  We currently expect that we will have sufficient cash flow to fund ongoing operations.

          The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.”  The new definition will include bank holding companies with less than $500 million in total assets.  Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  The new rule will be effective on March 30, 2006.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”

According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

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

          On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  Under the provisions of Financial Accounting Standards Board, or “FASB,” Interpretation No. 46, we deconsolidated these entities from our consolidated financial statements as of December 31, 2004.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital.

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

          The following table sets forth the company’s and the bank’s various capital ratios as of December 31, 2005, 2004 and 2003.  For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory capital requirements.

	December 31, 2005		December 31, 2004		December 31, 2003

	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank

Total risk-based capital	13.16%	11.35%	12.21%	11.83%	12.91%	12.28%
Tier 1 risk-based capital	11.92%	10.19%	10.04%	10.57%	11.64%	11.02%
Leverage capital	9.09%	7.75%	7.90%	8.34%	8.65%	8.20%

          As of December 31, 2005, we did not have any significant firm commitments outstanding for capital expenditures.  However, we expect to begin construction on our operations center at our corporate headquarters in Spartanburg and our Greenville market headquarters during the second quarter of 2006.  We anticipate related capital expenditures in the near future to be approximately $3.0 million.

          Since our inception, we have not paid cash dividends on our common stock.  Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank.  However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends.  All dividends are subject to prior approval of the Office of the Comptroller of the Currency and are payable only from the undivided profits of our bank.  We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006.

Return on Equity and Assets

          The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (equity divided by total assets) for the years ended December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Return on average assets	1.01%	0.87%
Return on average equity	17.72%	13.87%
Equity to assets ratio	6.71%	5.89%

Effect of Inflation and Changing Prices

          The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements.  Rather, the statements have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States of America.

          Unlike most industrial companies, the assets and liabilities of financial institutions such as our holding company and bank are primarily monetary in nature.  Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.  As discussed previously, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Risk

          Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities to meet the financing needs of customers.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.  These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses.  We use the same credit and collateral policies in making these commitments as we do for on-balance sheet instruments.

          We evaluate each customer’s creditworthiness on a case-by-case basis and obtain collateral, if necessary, based on our credit evaluation of the borrower.  In addition to commitments to extend credit, we also issue standby letters of credit that are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

          As of December 31, 2005 and 2004, we had issued commitments to extend credit of $97.1 million, and $47.9 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $575,000 and $605,000, as of December 31, 2005 and 2004, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

          Except as disclosed in this annual report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

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

          As of December 31, 2005 and 2004, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $21.3 million, and $3.3 million, representing 6.48% and 1.39% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

          We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits.  In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $23.5 million as of December 31, 2005.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs.

          In addition, other sources of regulatory capital may be accessed such as trust preferred securities or common stock to fund our liquidity needs.

Interest Rate Sensitivity

          Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.  Our asset/liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk.  The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly.  The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board-approved limits.

          The following table sets forth information regarding our interest rate sensitivity as of December 31, 2005, for each of the time intervals indicated.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$18,615	$—	$—	$—	$18,615
Investment securities	3,521	10,140	13,690	17,800	45,151
Loans	$191,288	29,442	27,160	3,911	251,801

Total interest-earning assets	$213,424	$39,582	$40,850	$21,711	$315,567

Interest-bearing liabilities:
NOW accounts	$9,564	$—	$16,284	$—	$25,848
Money market and savings	40,516	—	12,163	—	52,679
Time deposits	54,243	53,253	67,293	—	174,789
FHLB advances	—	5,850	20,762	—	26,612
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$110,509	$59,103	$116,502	$—	$286,114

Period gap	$102,915	(19,521)	$(75,652)	$21,711	$29,453
Cumulative gap	102,915	83,394	7,742	29,453	29,453
Ratio of cumulative gap to total interest-earning assets	32.61%	26.42%	2.45%	9.33%

Market Risk

          Market risk is the risk of loss from adverse changes in market prices and rates that principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business.   We actively monitor and manage our interest rate risk exposure.

          The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

          As of December 31, 2005, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

          In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This issue addresses the meaning of other-than-temporary impairment and its application to investments classifies as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures.

          Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary.  This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.

          The company adopted the guidance of EITF 03-1, excluding paragraphs 10-20, effective as of December 31, 2004.  As a result of this adoption, the company provides additional disclosure, which is found in Note 4 of the financial statements.  The initial adoption of this issue, which excludes paragraphs 10-20, did not have a material impact on the financial condition or results of operations of the company.

          In July 2005, the FASB issued guidance that eliminated paragraphs 10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial condition or results of the company) and have reissued the final pronouncement as FSP FAS 115-1 that will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  The adoption of the final pronouncement is not expected to have a material impact on the company’s financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123(R).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the company’s financial condition or results of operations.  The effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

          In December 2004, the FASB issued SFAS No.153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The standard is effective for nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

          In April 2005, the SEC’s Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), Share-Based Payment (“SFAS No. 123 (R)”).  SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

          In May 2005, the FASB issued SFAS No. 154,”Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented.  SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

          In December 2005, the FASB issued FASB Staff Position (“FSP”) SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.”  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005.  The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features.  SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.”  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to:

a.	Borrowers subject to significant payment increases
b.	Loans with terms that permit negative amortization
c.	Loans with high loan-to-value ratios

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented.  The Company adopted this disclosure standard effective December 31, 2005.

          During the last half of 2005, the FASB issued four FSP’s related to the implementation of SFAS No. 123(R).  These FSP’s related to (1) the classification and measurement of freestanding financial instruments originally issued in exchange for employee services, (2) the application of grant date as defined in SFAS No. 123(R), (3) the transition election related to accounting for the tax effects of share-based payment awards, and (4) the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event.  The issuance of these FSP’s by the FASB are intended to clarify the interpretation of the guidance related to these specific issues when implementing SFAS No. 123(R).

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
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis LLC

Greenville, South Carolina
January 27, 2006

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004
(dollars in thousands)

	2005	2004

Assets
Cash and due from banks	$2,691	$2,404
Interest-bearing bank balances	1,937	34
Federal funds sold	16,678	846
Securities available for sale	45,151	36,165
Loans, net of allowance for loan losses of $2,719 and $2,258, respectively	248,686	186,249
Premises and equipment, net	4,977	4,274
Other	8,559	6,372

Total assets	$328,679	$236,344

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$18,379	$15,695
Interest-bearing	253,316	176,116

Total deposits	271,695	191,811

FHLB advances	26,612	23,078
Junior subordinated debentures	6,186	6,186
Accrued expenses and other liabilities	2,157	1,357

Total liabilities	306,650	222,432

Commitments and contingencies—Notes 16 and 17
Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized; 3,130,767 and 2,704,269 shares issued and outstanding, respectively	31	27
Additional paid-in capital	18,189	11,810
Unearned ESOP shares	(599)	—
Retained earnings	5,080	2,245
Accumulated other comprehensive loss	(672)	(170)

Total shareholders’ equity	22,029	13,912

Total liabilities and shareholders’ equity	$328,679	$236,344

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands, except share data)

	2005	2004	2003

Interest income:
Loans	$15,461	$8,926	$6,352
Taxable securities	1,319	1,190	974
Nontaxable securities	262	230	143
Federal funds sold and other	299	78	128

Total interest income	17,341	10,424	7,597

Interest expense:
Deposits	6,484	3,397	2,869
Junior subordinated debentures	380	236	4
FHLB advances	925	269	153
Federal funds purchased	41	10	—

Total interest expense	7,830	3,912	3,026

Net interest income	9,511	6,512	4,571
Provision for loan losses	594	679	519

Net interest income after provision for loan losses	8,917	5,833	4,052

Noninterest income:
Service charges and fees on deposit accounts	961	866	846
Gain on sale of guaranteed portion of SBA loans	441	348	92
Loan service charges and fees	163	127	96
Earnings on bank-owned life insurance contracts	117	125	78
Mortgage loan fees from correspondent bank	135	103	232
Gain on sale of securities available for sale	—	160	—
Other	38	42	33

Total noninterest income	1,855	1,771	1,377

Noninterest expense:
Salaries and employee benefits	3,744	2,783	2,138
Professional fees	251	231	200
Data processing and ATM expense	487	378	368
Public relations	378	308	254
Occupancy and equipment expense	660	562	546
Telephone and supplies	211	137	132
Other	745	567	449

Total noninterest expense	6,476	4,966	4,087

Net income before income taxes	4,296	2,638	1,342
Provision for income taxes	1,461	823	426

Net income	$2,835	$1,815	$916

Net income per share
Basic	$1.03	$0.67	$0.34

Diluted	$0.83	$0.55	$0.30

Weighted average shares outstanding
Basic	2,770,265	2,704,269	2,704,221
Diluted	3,468,312	3,287,547	3,036,518

All share and per share amounts for the three years have been retroactively restated to reflect the 3 for 2 stock split distributed on January 18, 2006.  Also, the 2003 share and per share amounts have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004. See Note 1 to the Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

			Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Common Stock

	Shares	Amount

Balance, December 31, 2002	2,703,150	$27	$11,792	—	$(486)	$211	$11,544
Proceeds from exercise of employee stock options	1,125	—	6		—	—	6
Grant of employee stock options	—	—	3	—	—	—	3
Comprehensive income:
Net income	—	—	—	—	916	—	916
Change in net unrealized gains (losses) on securities available for sale, net of income tax of $139	—	—	—	—	—	(240)	(240)

Total comprehensive income	—	—	—	—	—	—	676

Balance, December 31, 2003	2,704,275	$27	$11,801	—	$430	$(29)	$12,229

Cash in lieu of fractional shares	(6)	—	—	—	—	—	—
Grant of employee stock options	—	—	9	—	—	—	9
Comprehensive income:
Net income	—	—	—	—	1,815	—	1,815
Change in net unrealized loss On securities available for sale, net of income tax of $127	—	—	—	—	—	(247)	(247)
Reclassification adjustment for gains included in net income, net of income tax of $54	—	—	—	—	—	106	106

Total comprehensive income	—	—	—	—	—	—	1,674

Balance, December 31, 2004	2,704,269	$27	$11,810	—	$2,245	$(170)	$13,912

Grant of employee stock options	—	—	32	—	—	—	32
Proceeds from exercise of employee stock options	1,575	—	12	—	—	—	12
Proceeds from sale of stock, net of offering costs of $460	424,923	4	6,335	—	—	—	6,339
Shares issued to leveraged ESOP	—	—	—	(600)	—	—	(600)
Allocation of ESOP shares	—	—	—	1	—	—	1
Comprehensive income:
Net income	—	—	—	—	2,835	—	2,835
Change in net unrealized loss on securities available for sale, net of income tax of $259	—	—	—	—	—	(502)	(502)

Total comprehensive income	—	—	—	—	—	—	2,333

Balance, December 31, 2005	3,130,767	$31	$18,189	$(599)	$5,080	$(672)	$22,029

All share amounts for the three years have been retroactively restated to reflect the 3 for 2 stock split distributed on January 18, 2006. Also, the share amounts for 2003 and 2002 have been retroactively restated to reflect the 3 for 2 stock split distributed on March 1, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$2,835	$1,815	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	594	679	519
Provision for deferred income tax benefit	(66)	(95)	—
Depreciation	269	245	240
Premium amortization, net	86	103	172
Earnings on bank owned life insurance, net	(102)	(112)	(73)
Gain on sale of securities available for sale	—	(160)	—
Gain on sale of guaranteed portion of SBA loans	(441)	(348)	(92)
Origination of residential mortgage loans held for sale	(12,196)	(91)	—
Proceeds from sale of residential mortgage loans held for sale	11,653	—	—
Compensation expense for employee stock options	32	9	3
Compensation expense for ESOP shares allocated	1	—	—
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(1,219)	(211)	(197)
Accrued expenses and other liabilities	548	71	272

Net cash provided by operating activities	1,994	1,905	1,760

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	6,514	8,671	16,357
Proceeds from sale of securities available for sale	—	14,375	—
Proceeds from sale of guaranteed portion of SBA loans	6,188	3,354	1,111
Purchases of securities available for sale	(16,347)	(23,193)	(32,523)
Loan originations, net of principal collections	(68,137)	(61,109)	(38,398)
Investment in common securities of Trusts	—	(93)	(93)
Purchase of bank-owned life insurance contracts	—	—	(2,500)
Net purchases of premises and equipment	(972)	(139)	(121)
Redemption of FHLB and other stock	357	305	—
Purchase of FHLB and other stock	(744)	(1,236)	(125)

Net cash used by investing activities	(73,141)	(59,065)	(56,292)

Cash flows from financing activities:
Proceeds from issuance of subordinated debentures	—	3,093	3,093
Proceeds from secondary stock offering, net of offering expenses	6,339	—	—
Shares issued to leveraged ESOP	(600)	—	—
Increase in FHLB advances	14,100	36,730	4,500
Repayment of FHLB advances	(10,566)	(23,151)	(2,000)
Proceeds from exercise of employee stock options	12	—	6
Net increase in deposits	79,884	37,078	35,014

Net cash provided by financing activities	89,169	53,750	40,613

Net increase (decrease) in cash and cash equivalents	18,022	(3,410)	(13,919)
Cash and cash equivalents, beginning of year	3,284	6,694	20,613

Cash and cash equivalents, end of year	$21,306	$3,284	$6,694

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies and Activities

Business Activity and Organization - First National Bancshares, Inc. (the “Company”) was incorporated on July 14, 1999, under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg (the “Bank”).  The Bank was organized as a national bank under the laws of the United States of America with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina.  The Bank began doing business on March 27, 2000, and provides full personal and commercial banking services to customers and is subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  During 2002, the Company adopted a resolution changing the legal name of the Bank to First National Bank of the South.  The Bank continues to do business in Spartanburg County as First National Bank of Spartanburg.

The Bank opened two additional full service branches in Spartanburg in 2000 and 2001.  In August 2002, the Bank began offering trust and investment management services through Colonial Trust Company, the oldest private trust company in South Carolina.  The Bank also began doing business in March 2004 through a small business lending division based in Greenville, South Carolina under the name First National Business Capital.  In October 2004, the Bank opened a loan production office in Mount Pleasant, South Carolina to serve the Charleston market. In October of 2005, the Bank completed the conversion of this loan production office to the Bank’s fourth full service branch, the first in the Charleston market. In December 2005, the Bank entered into a lease agreement for an office building that will house a loan production office in Columbia, South Carolina. In January 2006, the Bank also entered into a lease agreement for a loan production office on Daniel Island, South Carolina. The Company has received regulatory approval to convert its Greenville loan production office to a full-service branch and Greenville market headquarters.

The Company offered its common stock for sale to the public under an initial public offering which began on November 10, 1999, in which 2.7 million shares of common stock were sold, including 1,089,225 shares sold to the Company’s directors and executive officers at $4.44 per share. The offering raised approximately $11,800,000, net of underwriting discounts and commissions and offering expenses, and was completed on February 10, 2000.  These amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004.  The Company used $11 million of the proceeds to capitalize the Bank.

The Company offered its common stock for sale to the public under a best efforts offering which began on October 14, 2005, in which 553,923 shares of common stock were sold, including 28,923 shares sold to meet oversubscriptions.  The shares were sold by the Company’s officers and directors at a price of $16.00 per share.  Total net proceeds to the Company from the offering were approximately $6.3 million after deducting expenses and the net proceeds paid to the selling shareholder from the sale of its 129,000 shares included in the offering which was completed in December 2005.  These amounts reflect the 3 for 2 stock split distributed on January 18, 2006.  The Company expects to use the net proceeds from the offering for general corporate purposes and to enhance the Bank’s capital and liquidity.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices in the banking industry.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements.  In addition, they affect the reported amounts of income and expense during the reporting period.  Actual results could differ from these estimates.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Concentration of Credit Risk - The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Spartanburg County and Charleston County in South Carolina.  The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment.  The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2005, there were no material concentrations of credit risk within the Company’s loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, Management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Management has determined that the Company has a concentration of non-1-to-4-family residential loans that exceed supervisory limits for loan to value ratios. This segment of loans is generally described as the “commercial basket” and may not exceed thirty percent of total regulatory capital.  The commercial basket totals $13.6 million at December 31, 2005 representing 61.9% of total equity and 5.4% of loans, net of allowance for loan losses.  At December 31,2004, this concentration totaled $7.7 million representing 55.3% of total equity and 4.1% of loans, net of allowance for loan losses. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2005, 2004, and 2003.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities.  In the opinion of management, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

Cash and Cash Equivalents-In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold”.

Investment Securities-Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management classifies securities at the time of purchase into one of three categories as follows:  (1) Securities Held to Maturity - securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities -  securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale -  securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income.  The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income.  Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The Bank also originates loans to small businesses under the United States Small Business Administration (“SBA”) loan programs.  These loans are solicited from the Company’s market areas and are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio.  The portion of loans that are secured by the guaranty of the SBA is usually sold in the secondary market to provide additional liquidity and to provide a source of noninterest income.  Deferred gains on the sale of the guaranteed portion of SBA loans are amortized over the lives of the underlying loans using the interest method.  Excess servicing is recognized as an asset and is amortized in proportion to and over the period of the estimated net servicing income and is subject to periodic assessment. Excess servicing at December 31, 2005 and 2004 of $299,000 and $225,000, respectively is included in the balance sheet caption “other assets.”  The guaranteed amount of loans sold to the SBA serviced by Company was approximately $8.7 million and $3.1 million at December 31, 2005 and 2004, respectively.

Residential Mortgage Loans Held for Sale- Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations. The Company obtains commitments from the secondary market investors prior to closing of the loans, therefore, no gains or losses are recognized when the loans are sold.  The Company receives origination fees received from the secondary market investors. At December 31, 2005 and 2004, the amount of residential mortgage loans held for sale was approximately $634,000 and $91,000, respectively, which is included in loans, net of allowance for loan losses on the Consolidated Balance Sheets.

Impairment of Loans- Loans are considered to be impaired when, in management’s judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement.  The Company accounts for impaired loans in accordance with the terms of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 in the areas of disclosure requirements and methods of recognizing income.  SFAS No. 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the value of the underlying collateral.  All cash receipts on impaired loans are applied to principal until such time as the principal is brought current.  After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone.  The Bank determines which loans are impaired through a loan review process.

Allowance for Loan Losses- The allowance for loan losses is established through a provision for loan losses charged to operations and reflects an amount that, in management’s opinion, is adequate to absorb inherent losses in the existing portfolio.  Additions to the allowance are based on management’s evaluation of the loan portfolio under current economic conditions, past loan loss experience and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.

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

Off-Balance Sheet Commitments - The Bank enters into off-balance sheet financial instruments consisting of legally binding commitments to extend credit and letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclassifications have no effect on previously reported shareholders’ equity or net income.  Share and per share data have been restated for each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, discussed below under “Net Income Per Share”.

Stock Compensation Plans - At December 31, 2005, the Company has several stock-based employee compensation plans, which are more fully described in Notes 14 and 15. The Company accounts for its stock compensation plans under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, which are consistent with the provisions of SFAS No. 123, but allows use of the prospective method of adoption if adopted by December 31, 2003.  All stock options granted under the stock compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Stock options granted after January 1, 2003, have been reflected in net income over the vesting period of these grants under the prospective method.  The Company will continue to provide pro forma disclosures of net income and income per share in the following table for the years ended December 31, as if the fair value based method of accounting had been applied (dollars, except per share, in thousands):

Pro Forma Disclosure for Net Income and Earnings per Share

	2005	2004	2003

Net income – as reported	$2,835	$1,815	$916
Net income – pro forma	2,773	1,565	654
Basic earnings per share
As reported	$1.03	$0.67	$0.34
Pro forma	1.00	0.58	0.24
Diluted earnings per share
As reported	$0.83	$0.55	$0.30
Pro forma	0.80	0.47	0.21

All 2004 and 2003 amounts have been adjusted for the 3 for 2 stock split distributed on January 18, 2006.  Also, the 2003 amounts have been adjusted for the 3 for 2 stock split distributed on March 1, 2004.  See Note 14 for additional information regarding the Company’s stock-based compensation plans.

The weighted average fair value per share of options granted in the years presented amounted to $7.41, $2.01, and $.75 respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:  expected volatility of 6.0% for all years presented, risk-free interest rate of 4.25%, 2.25% and 1.25% for each year presented, respectively, and expected lives of the options of seven years in all years presented.  There were no cash dividends in any years presented.

Net Income Per Share - The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003

	BASIC	DILUTED	BASIC	DILUTED	BASIC	DILUTED

Net income	$2,835	$2,835	$1,815	$1,815	$916	$916
Grant of employee stock options	32	32	9	9	3	3

Adjusted net income	$2,867	$2,867	$1,824	$1,824	$919	$919

Weighted average shares outstanding	2,770,265	2,770,265	2,704,269	2,704,269	2,704,221	2,704,221
Effect of Dilutive Securities:
Stock options & warrants	—	698,047	—	583,278	—	332,297

	2,770,265	3,468,312	2,704,269	3,287,547	2,704,221	3,036,518

Per share amount	$1.03	$.83	$0.67	$0.55	$0.34	$0.30

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

On December 30, 2005, the Company’s board of directors approved a 3 for 2 split of the Company’s outstanding stock.  The split was distributed on January 18, 2006.  The number of outstanding shares increased from 2,087,178 to 3,130,767.  All share amounts for 2004 and 2003 have been restated to reflect the split.

On January 20, 2004, the Company’s board of directors approved a 3 for 2 split of the Company’s outstanding stock.  The split was distributed on March 1, 2004.  The number of outstanding shares increased from 1,802,846 to 2,704,269.  All share amounts for 2003 have been restated to reflect this split as well as the 3 for 2 split distributed on January 18, 2006.

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

Recently Adopted Accounting Standards - In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.”  This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures.

Paragraphs 10 through 20 of EITF 03-1 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.

The Company adopted the guidance of EITF 03-1, excluding paragraphs 10-20 effective as of December 31, 2004. As a result of this adoption, the Company provides additional disclosure, which is found in Note 4 of the financial statements. The initial adoption of this issue, which excludes paragraphs 10-20 did not have a material impact on the financial condition or results of operations of the Company.

In July 2005, the FASB issued final guidance that eliminated paragraphs 10-18 of EITF-03-01 (paragraphs 19-20 have no material impact on the financial condition or results of operations of the Company) and have reissued  the final pronouncement as FASB Staff Position (“FSP) FAS 115-1 that will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005.  The adoption of the final pronouncement is not expected.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.”  The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005.  The FSP states that the terms of certain loan products may increase a reporting entity’s exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features.  SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.”  The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to:

a.	Borrowers subject to significant payment increases
b.	Loans with terms that permit negative amortization
c.	Loans with high loan-to-value ratios.

This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented.  The Company adopted this disclosure standard effective December 31, 2005.

During the last half of 2005, the FASB issued four FSP’s related to the implementation of SFAS No. 123(R).  These FSP’s related to (1) the classification and measurement of freestanding financial instruments originally issued in exchange for employee services, (2) the application of grant date as defined in SFAS No. 123(R), (3) the transition election related to accounting for the tax effects of share-based payment awards, and  (4) the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The issuance of these FSP’s by the FASB are intended to clarify the interpretation of the guidance related to these specific issues when implementing SFAS No. 123(R).

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Recently Issued Accounting Standards - In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements.  In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after December 15, 2005.  The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No.123(R).  SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies.  SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.”  The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The standard is effective for nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented.  SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2 - Statement of Cash Flows

The following summarizes supplemental cash flow data for the years ended December 31 (dollars in thousands):

	2005	2004	2003

Interest paid	$7,747	$3,813	$3,018
Cash paid for income taxes	1,387	1,075	216
Change in fair value of securities available for sale, net of income tax	(502)	(141)	(240)

Note 3 - Restrictions on Cash and due from Banks

The Bank is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank (“FRB”) based upon a percentage of deposits.  The amount of the required reserve balance which is reported in “Cash and due from banks” on the accompanying consolidated balance sheets at December 31, 2005 and 2004 was $269,000 and $244,000, respectively.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Note 4 – Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale at December 31, 2005 and 2004, consisted of the following (dollars in thousands):

	2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U.S. Agency obligations	$9,500	$—	$(331)	$9,169
Mortgage-backed	28,070	3	(695)	27,378
Municipal	8,600	50	(46)	8,604

Total	$46,170	$53	$(1,072)	$45,151

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale:
U.S. Agency obligations	$6,500	$—	$(147)	$6,353
Mortgage-backed	23,998	29	(156)	23,871
Municipal	5,924	55	(38)	5,941

Total	$36,422	$84	$(341)	$36,165

At December 31, 2005 and 2004, securities with a carrying value of approximately $34.3 million and $19.4 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 (dollars in thousands).

	Less than 12 Months		12 Months or More		Total

	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Securities available for sale:
U.S. Agency obligations	$2,937	$(63)	$6,232	$(268)	$9,169	$(331)
Mortgage-backed	11,931	(204)	13,388	(491)	25,319	(695)
Municipal	2,307	(11)	1,336	(35)	3,643	(46)

Total	$17,175	$(278)	$20,956	$(794)	$38,131	$(1,072)

At December 31, 2005, thirty individual securities had been in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and the credit ratings of the securities, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2005 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties.  Fair value of securities was determined using quoted market prices (dollars in thousands).

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	Amortized Cost	Fair Value

Due after one year, through five years	$5,000	$4,844
Due after five years, through ten years	13,100	12,929
Due after fifteen years	—	—

Subtotal	$18,100	$17,773
Mortgage-backed securities	28,070	27,378

Total	$46,170	$45,151

Note 5 - Investments Required by Law

The Bank, as a member of the FRB and the Federal Home Loan Bank of Atlanta (“FHLB”), is required to own capital stock in these organizations.  The Bank’s equity investments required by law are included in the accompanying consolidated balance sheets in “Other assets”.  The amount of FRB stock owned is based on the Bank’s capital levels and totaled $448,000 and $330,000 at December 31, 2005 and 2004, respectively.  The amount of FHLB stock owned is determined based on the Bank’s balances of residential mortgages and advances from the FHLB and totaled $1,674,000 and $1,405,000 at December 31, 2005 and 2004, respectively.  No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Note 6 – Loans

A summary of loans by classification at December 31 is as follows (dollars in thousands):

	2005	2004

Commercial and industrial	$20,902	$20,255
Commercial secured by real estate	152,726	104,339
Real estate--residential mortgages	71,900	59,322
Installment and other consumer loans	6,273	4,977
Unearned income	(396)	(386)

Total loans, net of unearned income	251,405	188,507
Less--allowance for loan losses	(2,719)	(2,258)

Total loans, net	$248,686	$186,249

Approximately $191,923,000 of the loans were variable interest rate loans at December 31, 2005. The remaining portfolio was comprised of fixed interest rate loans.

At December 31, 2005 and 2004, $349,000 and $49,000 in loans were on nonaccrual status, respectively.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the year was approximately $21,600, $1,800, and $15,000 in 2005, 2004, and 2003 respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2005 or 2004.  There were no foreclosed loans or other real estate owned at December 31, 2005 or 2004.  There were no impaired loans at December 31, 2005 or 2004.

Qualifying loans held by the bank and collateralized by 1-4 family residences of $27,360,000 were pledged as collateral for FHLB advances outstanding of $26,612,000 at December 31, 2005.

Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands):

	2005	2004	2003

Balance, beginning of year	$2,258	$1,631	$1,164
Provision charged to operations	594	679	519
Loans charged off	(144)	(54)	(53)
Recoveries on loans previously charged off	11	2	1

Balance, end of year	$2,719	$2,258	$1,631

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

The aggregate dollar amount of these outstanding loans was approximately $14.25 million and $10.29 million at December 31, 2005 and 2004, respectively.  During 2005, new loans and advances on these lines of credit totaled approximately $11.92 million and payments on these loans and lines totaled approximately $7.96 million.  At December 31, 2005, there were unfunded commitments and commitments to extend additional credit to related parties in the amount of approximately $2.2 million.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company.  Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses.  There were no loans outstanding between the Bank and the Company at December 31, 2005 or 2004.

Note 7 - Premises and Equipment

A summary of premises and equipment at December 31 is as follows (dollars in thousands):

	2005	2004

Land	$1,374	$976
Building and improvements	3,057	2,885
Furniture, fixtures and equipment	1,657	1,325
Construction in progress	36	—

Subtotal	6,124	5,186
Accumulated depreciation	1,147	912

Total	$4,977	$4,274

Depreciation expense charged to operations totaled $269,000, $245,000, and $240,000 in 2005, 2004, and 2003, respectively.

The Bank entered into a long-term land operating lease during 2000, which had an initial term of 20 years and various renewal options under substantially the same terms.  Rent expense charged to operations totaled $51,000, $48,000 and $48,000 for each of the years ended December 31, 2005, 2004, and 2003, respectively.  In addition, the Bank currently has short-term operating leases for its full service branch in Mount Pleasant and its loan production offices in our market areas. The annual minimum rental commitments under the terms of the Company’s noncancellable leases at December 31, 2005 are as follows (dollars in thousands):

2006	$174
2007	117
2008	73
2009	54
2010	56
Thereafter	601

Total	$1,075

Note 8 – Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $76.9 million and $58.9 million at December 31, 2005 and 2004, respectively.

The scheduled maturities of time deposits at December 31 are as follows (dollars in thousands):

	2005	2004

One year or less	$107,496	$115,060
From one year to three years	35,885	10,485
After three years	31,408	5,502

Total	$174,789	$131,047

Note 9 - Lines of Credit

At December 31, 2005 and 2004, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $23.5 million and $19.5 million, respectively.  The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

Note 10 – FHLB Advances

The Bank has the ability to borrow up to 20% of its total assets from the FHLB as of December 31, 2005, limited to qualifying collateral. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest.  The borrowings under this arrangement are available by pledging collateral and may require additional purchases of stock in the FHLB.  Qualifying loans held by the bank and collateralized by 1-4 family residences of $27,360,000 and $28,479,000 were pledged as collateral for advances outstanding of $26,612,000 and $23,079,000 at December 31, 2005 and 2004, respectively.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

At December 31, 2005, fixed rate FHLB advances outstanding ranged from $1 million to $2.5 million with initial maturities of one to seven years and rates of 2.82% to 4.70%.  At December 31, 2005, advances totaling $10 million were subject to call features at the option of the FHLB with call dates ranging from June 2006 to March 2008 and current rates of 2.92% to 3.88%.  Advances totaling $9.75 million at December 31, 2005, were at variable rates based on three-month LIBOR and were priced from 4.24% to 4.51% as of year end, depending on the reset date.

Scheduled maturities of FHLB advances subsequent to December 31, 2005 are $5.8 million in 2006, $1 million in 2009, $2.5 million in 2010 and in 2011, $12.3 million in 2012 and $2.5 million in 2013.

The weighted-average interest on FHLB advances outstanding as of December 31, 2005 and 2004 was 3.99% and 2.68%, respectively.

Note 11 - Income Taxes

The following is a summary of the items caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended December 31 (dollars in thousands):

	2005	2004	2003

Income tax expense at federal statutory rate of 34%	$1,461	$897	$456
Change in valuation allowance	—	—	—
State income tax, net of federal effect	89	62	28
Tax-exempt securities income	(89)	(70)	(44)
Bank-owned life insurance earnings	(35)	(43)	(26)
Other, net	35	(23)	12

Income tax expense	$1,461	$823	$426

The provision for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2005	2004	2003

Current:
Federal	$1,393	$827	$399
State	134	92	27

Total	1,527	919	426

Deferred:
Federal	(68)	(98)	(15)
State	2	3	15

Total	(66)	(95)	—

Provision for income taxes	$1,461	$824	$426

The components of the deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2005	2004

Deferred tax liability:
Net deferred loan costs	$45	$36
Prepaid expenses deducted currently for tax	85	29
Tax depreciation in excess of book	166	148
Loan servicing rights	101	48

Total deferred tax liability	397	261

Deferred tax asset:
Allowance for loan losses	804	561
Deferred organizational and start-up costs	—	7
Unrealized loss on securities available for sale	346	88
Other	1	35

Deferred tax asset before valuation allowance	1,151	691

Valuation allowance	—	—

Net deferred tax asset	$754	$430

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

A portion of the change in the net deferred tax asset relates to the change of $259,000 in the tax effect of the unrealized loss on securities available for sale.  The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $66,000.

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

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations) as set forth in the following table.  Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.  At December 31, 2005, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2005 and 2004, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
The Company
Total capital to risk-weighted assets	$30,886	13.16%	$18,781	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	$27,981	11.92%	$9,391	4.00%	N/A	N/A
Tier 1 capital to average assets	$27,981	9.09%	$12,313	4.00%	N/A	N/A
The Bank
Total capital to risk-weighted assets	$26,551	11.35%	$18,715	8.00%	$23,393	10.00%
Tier 1 capital to risk-weighted assets	$23,832	10.19%	$9,357	4.00%	$14,036	6.00%
Tier 1 capital to average assets	$23,832	7.75%	$12,302	4.00%	$15,378	5.00%

As of December 31, 2004
The Company
Total capital to risk-weighted assets	$21,919	12.21%	$14,397	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	$18,018	10.04%	$7,200	4.00%	N/A	N/A
Tier 1 capital to average assets	$18,018	7.90%	$9,146	4.00%	N/A	N/A
The Bank
Total capital to risk-weighted assets	$21,290	11.83%	$14,397	8.00%	$17,997	10.00%
Tier 1 capital to risk-weighted assets	$19,031	10.57%	$7,202	4.00%	$10,803	6.00%
Tier 1 capital to average assets	$19,031	8.34%	$9,128	4.00%	$11,409	5.00%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements.  The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years.  As of December 31, 2005, no cash dividends have been declared or paid by the Bank.

Note 13 – Junior Subordinated Debentures

The Company issued trust preferred securities totaling $6 million through its statutory trust subsidiaries, FNSC Capital Trust I and FNSC Statutory Trust II, during 2003 and 2004.  On December 19, 2003, FNSC Capital Trust I issued and sold floating rate trust preferred securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities.  On April 30, 2004, FNSC Statutory Trust II (collectively with FNSC Capital Trust I (the “Trusts”)), issued an additional $3 million through a pooled offering of trust preferred securities.  The Trusts also issued common securities having an aggregate liquidation amount of approximately 3% of the total capital of the Trusts, or $186,000, to the Company.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Prior to January 1, 2004, the Company consolidated the Trusts in its Consolidated Financial Statements. In accordance with the provisions of FASB Interpretation No. 46 (revised), the Company deconsolidated the Trusts from its financial statements during 2004 with retroactive restatement to 2003. As a result of the change, the Company deconsolidated the Trusts, increasing other assets and junior subordinated debentures each by $186,000.

The 2003 and 2004 trust preferred securities issues accrue and pay cumulative distributions quarterly in arrears at a rate per annum equal to 90-day LIBOR plus 292 basis points and 90-day LIBOR plus 270 basis points, respectively.  The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarters from the date of issuance.  The Company has no current intention to exercise this right.  At December 31, 2005, the distribution rates on the 2003 and 2004 issuances were 7.46% and 7.20%, respectively.

The 2003 and 2004 trust preferred securities issues are mandatorily redeemable upon maturity on December 19, 2033, and April 30, 2034, respectively.  The Company has the right to redeem them in whole or in part, on or after December 19, 2008 and April 30, 2009, and at any time thereafter, respectively.  If they are redeemed on or after these dates, the redemption price will be 100% of the principal amount plus accrued and unpaid interest.  In addition, the Company may redeem either issuance in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture).

The Trusts invested the gross proceeds of $6 million from the issuance of the trust preferred securities and $186,000 from the issuance of the common securities in an equivalent amount of floating rate junior subordinated debentures of the Company or $6,186,000.  The Company contributed the net proceeds from the issuance of the subordinated debentures of $6 million after purchase of the common securities for $186,000 to the Bank for general corporate purposes.  Issuance costs from the 2003 and 2004 transactions totaling $104,000 and $15,000, respectively are being amortized over the anticipated life.

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

On October 31, 2003, the FASB proposed a modification and interpretation of FASB Interpretation No. 46 (“FIN 46r”) which required the Company to deconsolidate the Trusts from its financial statements.  However, as a small business issuer reporting under Regulation S-B, the Company was allowed to delay deconsolidation until December 31, 2004.  Accordingly, the junior subordinated debentures and the common securities are presented in the Company’s financial statements as liabilities and other assets, respectively, as of December 31, 2005 and 2004.  All prior periods have been restated retroactively to reflect the deconsolidation.  The trust preferred securities are a part of the financial statements of the Trusts and they are not reflected in the Company’s financial statements due to the adoption of FIN 46r.

Note 14 - Stock Compensation Plans

Effective March 6, 2000, the Company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the “Plan”). Under the Plan, options are periodically granted to employees and directors by the Company’s Board of Directors at the recommendation of its Personnel Committee at a price not less than the fair market value of the shares at the date of grant.  Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant.  The Plan authorizes the granting of stock options up to a maximum of 405,000 shares of common stock.  As of December 31, 2005, 122,400 option shares were available to be granted under the Plan.  These amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006 and March 1, 2004.

Upon consummation of the initial public offering, the organizers were issued stock warrants to purchase 705,000 shares of common stock for $4.44 per share.  These warrants vested ratably over a five-year period beginning February 10, 2000, and are exercisable in whole or in part during the ten-year period following that date.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The following is a summary of the activity under the plans for the years ended December 31:

	2005		2004		2003

	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share

Outstanding, beginning of period	958,125	$4.56	963,750	$4.55	941,250	$4.47
Granted	28,500	17.15	24,375	12.83	34,875	7.07
Forfeited	(3,300)	9.59	(30,000)	10.80	(11,250)	6.67
Exercised	(1,575)	7.85	—	—	(1,125)	4.80

Outstanding, December 31	981,750	4.96	958,125	4.56	963,750	4.55

Exercisable, December 31	932,175	$4.50	742,874	$4.46	554,400	$4.45

The following table summarizes information about stock options and warrants outstanding under the stock-based option plans at December 31, 2005:

	Outstanding			Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.45	916,500	4.25 years	$4.45	916,500	$4.45
$4.67 - $4.80	11,250	5.63 years	4.47	9,000	4.47
$6.00 - $6.33	3,375	6.94 years	6.22	1,575	6.19
$8.33 - $10.67	9,000	8.04 years	8.92	2,475	8.76
$13.17 - $17.00	31,125	8.88 years	15.29	2,625	13.17
$17.67 - $19.33	10,500	9.17 years	18.14	—	—

$4.45 - $19.33	981,750	4.51 years	$4.96	932,175	$4.50

The above information has been restated for each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004.

Note 15 – Employee Benefit Plans

The Company maintains an employee benefit plan for all eligible employees of the Company and the Bank under the provisions of Internal Revenue Code Section 401(k).  The First National Retirement Savings Plan (the “Savings Plan”) allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to a maximum of six percent of annual compensation.  A total of $45,000, $37,000 and $30,000 were charged to operations in 2005, 2004, and 2003, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Savings Plan and become fully vested in the employer matching contribution after five years of service.

On May 31, 2004, the Company adopted a leveraged Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of employee participants.  Employees become vested in their account balances after seven years of service.  On November 30, 2005, the Company loaned the ESOP $600,000 which was used to purchase 37,500 shares of the Company’s common stock. The ESOP shares initially were pledged as collateral for its debt.  As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year.  At December 31, 2005, the ESOP owned 39,600 shares of the Company’s stock, of which 37,415 shares were pledged to secure the loan to the Company.  The remainder of the shares was allocated to individual accounts of participants.  In accordance with the requirements of the SOP 93-6, the Company presented the shares that were pledged as collateral as a  deduction of $599,000 from shareholders’ equity at December 31, 2005 as unearned ESOP shares in the accompanying consolidated balance sheets.  The Board of Directors approved a $24,000 and $12,000 discretionary contribution paid to the ESOP for the years ended December 31, 2005 and 2004, respectively, which the Company recorded as compensation expense.  The Company also recorded $1,700 of expense during the year ended December 31, 2005 to reflect the fair market value of the shares allocated to eligible employees.  The fair market value of the unallocated shares was $747,000 as of December 31, 2005.

The Company made a contribution during December 31, 2005 of $2,400 equal to the ESOP 2005 debt service. The note payable to the ESOP requires annual principal payments plus interest at a fixed interest rate of 4.79%.  Future principal payments will be $40,000 until a final payment will be made on December 31, 2020.

During 2004, the Company also adopted a formal incentive compensation plan, the First National Incentive Plan (the “FNIP”) for members of its management team.  Approximately $492,000 and $380,000 was expensed in 2005 and 2004 respectively, and paid in the subsequent year based on achievement of individual and corporate performance goals.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Note 16 – Commitments and Contingencies

On September 10, 2004, the Company entered into a new employment agreement with its President and Chief Executive Officer that includes an annually renewable three-year compensation term, annual bonus, incentive program, stock option plan and a one-year non-compete agreement upon termination.  On January 31, 2005, the Company entered into employment agreements with each of its three Executive Vice Presidents that include an annually renewing two-year compensation term and one-year non-compete agreements upon termination.

In the normal course of business, the Company and the Bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted.  At December 31, 2005, the Company and the Bank were not involved with any litigation matters.

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

At December 31, 2005, the Company’s commitments to extend additional credit totaled approximately $97.1 million, the majority of which are at variable rates of interest and expire within one year.  Included in the Company’s total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $575,000 at December 31, 2005. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument:  cash and due from banks, interest-bearing bank balances, federal funds sold, investment in FHLB/FRB stock, and short-term FHLB advances.  Fair value of investment securities is estimated based on quoted market prices where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Fair value for demand deposit accounts and variable rate interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 2006 are valued at their carrying value.  Certificate of deposit accounts maturing after 2006 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.  Fair value for long-term FHLB advances is based on discounted cash flows using the current market rate.  Fair value for the floating rate junior subordinated debentures is based on the carrying value.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The estimated fair market value of commitments to extend credit and standby letters of credit are equal to their carrying value as the majority of these off-balance sheet instruments have relatively short terms to maturity and are generally written with variable rates of interest.

The Company has used management’s best estimate of fair values based on the above assumptions.  Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument.  In addition, any income tax or other expense which would be incurred in an actual sale or settlement is not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments at December 31 are as follows (dollars in thousands):

	2005		2004

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and due from banks	$2,691	$2,691	$2,404	$2,404
Interest-bearing bank balances	1,937	1,937	34	34
Federal funds sold	16,678	16,678	846	846
Securities available for sale	45,151	45,151	36,165	36,165
Investment in FHLB/FRB stock	2,122	2,122	1,735	1,735
Loans, net	248,686	248,617	186,249	186,805

Financial liabilities:
Deposits	$271,695	$271,870	$191,811	$193,661
FHLB advances	26,612	26,710	23,078	23,001
Junior subordinated debentures	6,186	6,186	6,186	6,186

Note 19 – Parent Company Financial Information

The following is condensed financial information of First National Bancshares, Inc. (parent company only) at December 31, 2005 and 2004, and for each of the years in the three year period ended December 31, 2005.

First National Bancshares, Inc.
Condensed Balance Sheets
(dollars in thousands)

	2005	2004

Assets:
Cash	$3,843	$460
Investment in bank subsidiary	23,880	19,269
Investment in Trust subsidiaries	186	186
Other assets	306	183

Total	$28,215	$20,098

Liabilities and shareholders’ equity:
Junior subordinated debentures	$6,186	$6,186
Shareholders’ equity	22,029	13,912

Total	$28,215	$20,098

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

First National Bancshares, Inc.
Condensed Statements of Income
(dollars in thousands)

	2005	2004	2003

Interest income	$16	$11	$9
Interest expense on junior subordinated debentures	391	236	5

Net interest income/(expense)	(375)	(225)	4
Professional fees	25	9	7
Shareholder relations	21	31	21
Other	—	1	—

Noninterest expense	46	41	28
Equity in undistributed net income of bank subsidiary	3,113	1,990	940

Net income before income taxes	2,692	1,724	916
Income tax benefit	(143)	(91)	—

Net income	$2,835	$1,815	$916

First National Bancshares, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)

	2005	2004	2003

Operating activities:
Net income	$2,835	$1,815	$916
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed net income of bank subsidiary	(3,113)	(1,990)	(940)
Compensation expense for ESOP shares allocated	1	—	—
Compensation expense for employee stock options	32	9	3
(Increase) decrease in other assets	15	(7)	(101)
Increase (decrease) in other liabilities	—	(6)	18
Increase in intercompany receivable	(138)	(91)	—

Net cash used for operating activities	(368)	(270)	(104)

Investing activities:
Investment in common securities of Trusts	—	(93)	(93)
Capital contribution to bank subsidiary	(2,000)	(2,997)	(3,203)

Net cash used for investing activities	(2,000)	(3,090)	(3,296)

Financing activities:
Proceeds from exercise of employee stock options	12	—	6
Proceeds from secondary stock offering, net of offering expenses	6,339	—	—
Shares issued to leveraged ESOP	(600)	—	—
Proceeds from junior subordinated debentures	—	3,093	3,093

Net cash provided by financing activities	5,751	3,093	3,099

Net increase (decrease) in cash and cash equivalents	3,383	(267)	(301)
Cash, beginning of year	460	727	1,028

Cash, end of year	$3,843	$460	$727

For a complete discussion of the junior subordinated debentures, common securities and the related trust preferred securities, see Note 13 – Junior Subordinated Debentures.

Stock Listing

First National Bancshares, Inc. common stock was approved for listing on the NASDAQ National Market on November 2, 2005, under the symbol FNSC. Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol FNSC.OB.As of March 1, 2006, there were 642 shareholders of record. This number does not reflect the number of persons or entities who hold the stock in nominee or “street” name through various brokerage firms.

Shareholder Services

Shareholders seeking information regarding stock transfers, lost certificates, dividends and address changes should contact our TransferAgent:

First Citizens Bank
Corporate Trust Division
P.O. Box 29522
Raleigh, NC 27626-0522
(877) 685-0576

Annual Meeting

TheAnnual Meeting of Shareholders will be held at 5:30 p.m. on Tuesday,April 18, 2006, at our main office at 215 North Pine Street, Spartanburg, SC 29302.All shareholders of record as of March 1, 2006, are eligible to attend and vote.

Financial Information

We will furnish, upon request, free of charge, copies of ourAnnual Report to the SEC on Form 10-KSB by contacting:

Kitty B. Payne
First National Bancshares, Inc.
P.O. Box 3508
Spartanburg, SC 29304
(864) 948-9001

General Counsel

Nelson Mullins Riley & Scarborough LLP
P.O. Box 10084
Greenville, SC 29603

Independent Registered
Public Accounting Firm

Elliott Davis, LLC
200 East Broad Street
Greenville, SC 29601

Market Makers

Scott & Stringfellow, Inc.
Monroe Securities, Inc.
FIG Partners, LLC
GVR Company, LLC
Citadel Derivatives Group, LLC
UBS Securities, LLC
Hill, Thompson, Magid & Co.
Sandler O’Neill & Partners
Knight Equity Markets, L.P.
Jefferies & Company, Inc.

Historical Stock Price

	2005		2004
Historical
Stock Price	High	Low	High	Low

First Quarter	$18.67	$16.00	$11.33	$7.11
Second Quarter	$20.00	$15.67	$14.33	$11.67
Third Quarter	$20.00	$15.13	$16.00	$13.33
Fourth Quarter	$20.67	$14.00	$17.67	$14.17

Informationreported for trades occurring prior to November 2, 2005, represent high and low bid prices on the OTC Bulletin Board.

These bid prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices shown reflect historical activity and have been adjusted for the 3 for 2 stock splits distributed on January 18, 2006 and March 1, 2004.

New Investor Relations Icon

This icon will soon appear on our website as a link to our new Media Room: http://firstnational-online.mediaroom.com. Here you will find the latest news and financial information concerning First National. Sign up for optional email alerts to easily and quickly stay informed.

Board of Directors	Executive Officers	Renee Cothran
VP Commercial Banking Officer
CHAIRMAN	Jerry L. Calvert
Gaines W. Hammond, Jr., M.D.	President & CEO	Mary Jane Davidson
President/Physician, Hammond Urology		VP City Executive, Spartanburg
President, Hammond Capital	Robert W. Murdoch, Jr.
	EVP Retail Banking Manager	Scott Elmore
VICE CHAIRMAN		AVP Financial Reporting Manager
Jerry L. Calvert	Kitty B. Payne
President & CEO,	EVP Chief Financial Officer	Shany Ezell
First National Bancshares, Inc.		AVP Mortgage Loan Officer
David H. Zabriskie
CHAIRMAN EMERITUS	EVP Senior Lender	Randy Foster
NormanF. Pulliam		AVP Commercial Banking Officer
Chairman,
Pulliam Investment Co., Inc.		Pamela Gilliam
	Senior	VP Loan Operations Manager
C. DanAdams	Leadership Team
President,		Susan Gustafson
The Capital Corporation	John Bickley	AVP Business Banking Officer
SVP First National Business Capital,
Mellnee G. Buchheit	Greenville	Matthew Klessens
President,		Branch Supervisor, Pine Street Office
Buchheit News Management	Louie Blanton
	SVP Commercial Banking &	Dawn Kunak
Martha C. Chapman	Business Development	Banking Officer, Executive Assistant
CommunityVolunteer
	Rudy Gill	Jason Land
W. Russel Floyd, Jr.	Market President, Charleston	AVP Marketing Manager
President,
W. R. Floyd Services, Inc.	Peter Seitz	Sandy Meister
	SVP	VP Finance Director
Dr. C. Tyrone Gilmore, Sr.
Vice President/Customer Relations,	Barry Starling	Terry Phillips
Compass Learning, Inc.	SVP Commercial Banking Officer,	AVP Branch Manager,
	Greenville	Reidville Road
Benjamin R. Hines
President,	Robert Whittemore	Janetta Riffenburg
Spencer/Hines Properties, Inc.	Market President, Columbia	AVP Compliance Officer
Regional Lending Manager
WilliamA. Hudson		Phyllis Shropshier
Partner,		Deposit Operations Coordinator
Hudson Development Group
	Leadership Team	Marilyn Smith
Peter E. Weisman		VP Branch Operations Manager
Managing Member,	Foster Alexander
Peter Weisman/Kinney Hill Associates, LLC	AVP Branch Manager,	Carrie Wallace
	Boiling Springs	AVP Branch Manager, Mt. Pleasant
Donald B. Wildman
Partner,	David Bowdish	Angela Willingham
Johnson, Smith, Hibbard	VP Operations Manager	Branch Coordinator
& Wildman Law Firm
Van Clark
VP Human Resource Manager

Charleston Advisory Board Members

W. E. Applegate, III, Esq.	Thomas P. Cothran, Esq.	Robert B. Lawson
Moore & Van Allen	Cothran Law Office, LLC	President, Palmetto Patterns

J. Ron Brinson	The Honorable Dr. James B. Edwards	Major General James E. Livingston
Chairman, National Waterways Conference, Inc.	Governor of South Carolina, Retired	USMC, Retired

Richard H. Coen	Marvin J. Jenkins	Amy S. Pearson
Coen Capital, LLC	Daniel Island Academy	VP Finance, Daniel Island Company

James B. Connelly	James G. Kennedy, Esq.	Charles C. Shaw, Jr.
Connelly Management, Inc.	Pierce, Herns, Sloan & McLeod	Owner, MSI Viking Gage, Inc.

05

Thank you for your support in 2005
from the First National family

Our mission is to be the premier bank in our markets that exceeds the expectations of our customers, employees, stockholders and the community and to provide quality, competitive products and services with a team of friendly and well-trained professionals.

Trust Services and Investment Management provided by: