Form 10-Q
period 2006-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2006-05-15
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

864-948-9001

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 1, 2006, 3,351,091 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$5,065	$2,691
Interest-bearing bank balances	54	1,937
Federal funds sold	8,360	16,678
Securities available for sale	46,178	45,151
Loans, net of allowance for loan losses of $3,014 and $2,719, respectively	284,973	248,686
Premises and equipment, net	5,159	4,977
Other	9,392	8,559

Total assets	$359,181	$328,679

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest-bearing	$21,018	$18,379
Interest-bearing	273,334	253,316

Total deposits	294,352	271,695

FHLB advances	26,415	26,612
Junior subordinated debentures	13,403	6,186
Accrued expenses and other liabilities	2,266	2,157

Total liabilities	336,436	306,650

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,348,707 and 3,130,723 shares issued and outstanding, respectively	33	31
Additional paid-in capital	21,848	18,189
Unearned ESOP shares	(599)	(599)
Retained earnings	2,267	5,080
Accumulated other comprehensive (loss)	(804)	(672)

Total shareholders’ equity	22,745	22,029

Total liabilities and shareholders’ equity	$359,181	$328,679

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006.
The March 31, 2006 share amounts reflect the 6% stock dividend payable May 15, 2006.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)(unaudited)

	For the three months ended March 31,

	2006	2005

Interest income:
Loans	$5,233	$3,033
Taxable securities	392	313
Nontaxable securities	84	57
Federal funds sold & other	151	32

Total interest income	5,860	3,435

Interest expense:
Deposits	2,465	1,140
FHLB advances	271	167
Junior subordinated debentures	119	82
Federal funds purchased	—	3

Total interest expense	2,855	1,392

Net interest income	3,005	2,043
Provision for loan losses	343	271

Net interest income after provision for loan losses	2,662	1,772

Non-interest income:
Service charges and fees on deposit accounts	246	222
Gain on sale of guaranteed portion of SBA loans	83	16
Gain on sale of securities available for sale	32	—
Other	156	119

Total non-interest income	517	357

Non-interest expense:
Salaries and employee benefits	1,255	798
Occupancy and equipment expense	236	139
Public relations	147	91
Data processing and ATM expense	137	111
Telephone and supplies	76	45
Professional fees	69	63
Other	207	163

Total non-interest expense	2,127	1,410

Income before income taxes	1,052	719
Provision for income taxes	355	237

Net income	$697	$482
Net income per share:
Basic	$0.21	$0.17

Diluted	$0.17	$0.13

Weighted average shares outstanding:
Basic	3,329,653	2,866,525
Diluted	4,103,442	3,610,613

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, and the 6% stock dividend payble May 15, 2006.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the three months ended March 31, 2006 and 2005
(in thousands, except share data)(unaudited)

			Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Common Stock

	Shares	Amount

Balance, December 31, 2004	2,866,525	$29	$11,808	$—	$2,245	$(170)	$13,912
Grant of employee stock options	—	—	8	—	—	—	8
Comprehensive income:
Net income		—	—	—	482	—	482
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $181		—	—	—	—	(352)	(352)

Total comprehensive income	—	—	—	—	—	—	130

Balance, March 31, 2005	2,866,525	$29	$11,816	$—	$2,727	$(522)	$14,050

Balance, December 31, 2005	3,130,723	$31	$18,189	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options		—	20	—	—	—	20
Proceeds from exercise of employee options	28,575	—	131	—	—	—	131
Shares issued from stock dividend	189,409	2	3,508	—	(3,510)	—	—
Comprehensive income:
Net income		—	—	—	697	—	697
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $79		—	—	—	—	(153)	(153)
Less: reclassification adjustment for gains included in net income, net of income tax of $11						21	21

Total comprehensive income	—	—	—	—	—	—	565

Balance, March 31, 2006	3,348,707	$33	$21,848	$(599)	$2,267	$(804)	$22,745

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006.
The March 31, 2006 share amounts reflect the 6% stock dividend payable on May 15, 2006.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the three months ended March 31, 2006 and 2005
(in thousands) (unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$697	$482
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	343	271
Depreciation	97	62
Premium amortization, net	16	21
Earnings on bank owned life insurance, net	(26)	(29)
Gain on sale of securities available for sale	(32)	—
Gain on sale of guaranteed portion of SBA loans	(83)	(16)
Origination of residential mortgage loans held for sale	(5,124)	(2,638)
Proceeds from sale of residential mortgage loans held for sale	5,291	2,729
Compensation expense for employee stock options granted	20	8
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(409)	(244)
Accrued expenses and other liabilities	52	(304)

Net cash provided by operating activities	842	342

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	1,413	1,208
Proceeds from sale of securities available for sale	2,074	—
Proceeds from sale of guaranteed portion of SBA loans	1,409	226
Purchases of securities available for sale	(4,698)	(3,596)
Loan originations, net of principal collections	(37,992)	(20,405)
Investment in common securities of Trusts	(217)	—
Net purchases of premises and equipment	(279)	(130)
Purchase of FHLB and other stock	(187)	(289)
Redemption of FHLB and other stock	—	184

Net cash used by investing activities	(38,477)	(22,802)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	7,217	—
Increase in FHLB advances	—	6,600
Repayment of FHLB advances	(197)	(4,207)
Increase in federal funds purchased	—	5,827
Proceeds from exercise of employee stock options	131	—
Net increase in deposits	22,657	12,089

Net cash provided by financing activities	29,808	20,309

Net decrease in cash and cash equivalents	(7,827)	(2,151)
Cash and cash equivalents, beginning of year	21,306	3,284

Cash and cash equivalents, end of period	$13,479	$1,133

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
March 31, 2006

Note 1 – Nature of Business and Basis of Presentation

Business Activity

          First National Bancshares, Inc. was organized on July 14, 1999, to serve as the holding company for First National Bank of Spartanburg, which opened its first-full service bank branch in March 2000.   Our bank opened two additional full-service offices in Spartanburg County during 2000 and 2001.  In October 2002, we changed the legal name of our bank to First National Bank of the South as part of our strategy of growth and expansion.  We continue to do business in Spartanburg County as First National Bank of Spartanburg.

          In March 2004, we established a loan production office in Greenville County as First National Business Capital to originate small business loans under the SBA’s various loan programs.  In October 2005, we successfully converted our loan production office that opened in October 2004 in Mount Pleasant, South Carolina to our fourth full service branch, our first in the Charleston area.

          In January 2006, we opened a loan production off in Columbia, South Carolina and in February 2006, we added the Daniel Island loan production office to our Charleston Market.

          We have received regulatory approval to convert our Greenville loan production office to a full-service branch and Greenville Market headquarters.

          We offered additional shares of our common stock for sale to the public under a best efforts offering which began on October 14, 2005, in which 553,923 shares of common stock were sold, including 28,923 shares sold to meet oversubscriptions.  The shares were sold by our officers and directors at a price of $16.00 per share.  Total net proceeds to us from the offering were approximately $6.3 million after deducting expenses and the net proceeds paid to the selling shareholder from the sale of its 129,000 shares included in the offering which was completed in December 2005.  These amounts reflect the 3 for 2 stock split distributed on January 18, 2006.  We expect to use the net proceeds from the offering for general corporate purposes and to enhance our bank’s capital and liquidity.

Basis of Presentation

          The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited, consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of March 31, 2006, and the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, have been included.

          Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006.

          The consolidated financial statements and notes thereto are presented in accordance with the instructions from Form 10-A.  The information included in our 2005 Annual Report on Form 10-KSB should be referred to in connection with these unaudited interim financial statements.  As of December 31, 2005, we no longer met the requirements to qualify as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).  All reports of the company, beginning with the Form 10-Q for the quarter ended March 31, 2006, are presented in accordance with Regulation S-K.  We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, we qualify for the extended compliance period with respect to the accountants report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No.2.

Cash and Cash Equivalents

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank liabilities”, and “Federal funds sold and resale agreements.”   Cash paid for interest during the three months ended March 31, 2006 and 2005, totaled $2.8 million and $1.3 million, respectively.  Cash paid for income taxes during the three months ended March 31, 2006 and 2005, totaled $286,000 and $180,000, respectively.  Non-cash investing activities for the three months ended March 31, 2006 and 2005, included $132,000 and $352,000 of unrealized losses on available for sale securities, net of income tax, respectively.

Note 2 – Earnings per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three months ended March 31, 2006 and 2005  (dollars in thousands).

	Three Months Ended March 31,

	2006		2005

	BASIC	DILUTED	BASIC	DILUTED

Net income	$697	$697	$482	$482
Grant of employee stock options	—	—	8	8

Adjusted Net income	$697	$697	$490	$490

Weighted average shares outstanding	3,329,653	3,329,653	2,866,525	2,866,525
Effect of Dilutive Securities:
Stock options & warrants	—	773,779	—	744,088

	3,329,653	4,103,432	2,866,525	3,610,613

Per share amount	$0.21	$0.17	$0.17	$0.13

          Dilutive common shares arise from the potentially dilutive effect of the company’s stock options and warrants that are outstanding.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the “treasury stock” method.

Note 3 - Stock Compensation Plans

                On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans.  We accounted for our Stock Compensation Plans under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”, which are consistent with the provisions of SFAS No.123, but allowed as to use the prospective method of adoption if adopted by December 31, 2003. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123 had been utilized.

          In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method for options granted prior to 2003.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards granted prior to 2003 as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	Three Months Ended March 31,

	2006	2005

Net income as reported	$697	$482
Add: Stock-based employee compensation expense included in reported net income	20	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20)	(23)

Pro forma net income including stock-based compensation cost based on fair-value method	$697	$467

Earnings per share:
Basic—as reported	$0.21	$0.17

Basic—pro forma	$0.21	$0.16

Diluted—as reported	$0.17	$0.13

Diluted—pro forma	$0.17	$0.13

          The weighted average fair value per share of options granted in the three-month periods ended March 31, 2006 and 2005, amounted to $7.33 and $8.37, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants:  expected volatility of 21.60% and 24.50% for the quarters ended March 31, 2006 and 2005, respectively; risk-free interest rate of 5.50% and 2.75% for the quarters ended March 31, 2006 and 2005, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion reviews our results of operations for the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005.  This discussion also analyzes our financial condition as of March 31, 2006, as compared to December 31, 2005.  These comments should be read in conjunction with our condensed, consolidated, unaudited financial statements and accompanying footnotes appearing elsewhere in this report.

Forward-Looking Statements

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

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	risks associated with our expansion plans in our current markets and potentially elsewhere;

•	changes in political conditions or the legislative or regulatory environment;

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

Overview

          First National Bancshares, Inc. was organized on July 14, 1999, to serve as the holding company for First National Bank of Spartanburg, which opened its first full-service bank branch in March 2000.  Our bank opened two additional full-service offices in Spartanburg County during 2000 and 2001.  In October 2002, we changed the legal name of our bank to First National Bank of the South as part of our strategy of growth and expansion.  We continue to do business in Spartanburg County as First National Bank of Spartanburg.  In October 2005, we successfully converted our loan production office that opened in October 2004 in Mount Pleasant, South Carolina to our fourth full service branch, our first in the Charleston area.

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

          We have received regulatory approval to convert our Greenville loan production office to a full-service branch and Greenville market headquarters.  We plan to begin construction of this facility as well as the expansion of our main headquarters to house our operation center during the second or third quarter of 2006.

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

          In addition to earning interest on our loans and investments, we earn income through other sources, such as surcharges and fees we charge our customers and income from the sale and or servicing of financial assets such as loans and investments.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

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

Critical Accounting Policies

          We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-KSB with the SEC on March 31, 2006.

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

Results of Operations

Income Statement Review

Summary

          Our net income was $697,000, or $0.17 per diluted share, for the quarter ended March 31, 2006, as compared with $482,000, or $0.13 per diluted share, for the quarter ended March 31, 2005.  The 44.6% increase in net income over 2005 was primarily driven by a 47.1% increase in net interest income.

          Our return on average assets of 0.82% for the quarter ended March 31, 2006, was a slight increase of 2.5% over the result of 0.80% for the same period in 2005.  This result occurred due to an increase in the net interest margin from 3.47% for the quarter ended March 31, 2005, to 3.67% for the quarter ended March 31, 2006, which was partially offset by an increase in the efficiency ratio from 58.75% for the three-month period ended March 31, 2005, to 60.37% for the same period in 2006.

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

          Our net interest income increased $1.0 million, or 50.0%, to $3.0 million for the quarter ended March 31, 2006, from $2.0 million for the same period in 2005.  The growth in net interest income resulted from an increase of $2.5 million in interest income to $5.9 million for the quarter ended March 31, 2006, from $3.4 million for the same period in 2005, partially offset by an increase of $1.5 million in interest expense from 2005 to 2006.

          The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase in our average earning assets of 39.1% during the quarter ended March 31, 2006, over the same period in 2005.  Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  As of March 31, 2006, loans represented 80.2% of total assets while investments and federal funds sold represented 15.2% of total assets.

          Our net interest income has also been positively influenced by the increase in our net interest margin following the 15 increases in the prime rate of interest since 2004.  Since we are asset-sensitive over a one-year time period, our net interest income on our existing earning asset base increases when the prime rate rises.

          The following table sets forth, for the quarters ended March 31, 2006 and 2005, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Three Months Ended March 31,

	2006			2005

	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*

Loans	$269,439	$5,233	7.77%	$193,963	$3,033	6.25%
Investment securities	45,501	476	4.18%	37,845	370	3.91%
Federal funds sold and other	13,117	151	4.60%	3,976	32	3.22%

Total interest-earning assets	$328,057	$5,860	7.15%	$235,784	$3,435	5.83%

Time deposits	$182,180	$1,871	4.11%	$125,754	$881	2.80%
Savings & money market	56,160	484	3.45%	37,611	193	2.05%
NOW accounts	24,642	110	1.79%	23,188	66	1.14%
FHLB advances	26,514	271	4.09%	21,121	167	3.16%
Junior subordinated debentures	6,346	119	7.50%	6,186	83	5.37%
Federal funds purchased	—	—	—	680	3	1.76%

Total interest-bearing liabilities	$295,842	$2,855	3.86%	$214,540	$1,392	2.60%

Net interest spread			3.29%			3.23%
Net interest income/ margin		$3,006	3.66%		$2,043	3.47%
Non-interest-bearing demand deposits	$18,846			$15,190

*Annualized for the three-month period

          The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.29% for the quarter ended March 31, 2006, compared to 3.23% for the quarter ended March 31, 2005.  Our consolidated net interest margin, which is annualized net interest income divided by average interest-earning assets for the period, was 3.66% for the quarter ended March 31, 2006, as compared to 3.47% for the quarter ended March 31, 2005.

          The increase in our net interest spread and our net interest margin from the quarter ended March 31, 2005, to the quarter ended March 31, 2006, was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the 15 increases in the prime rate since 2004.  The higher yielding loan portfolio was fairly consistent as a percentage of average earning assets from 2005 to 2006.  However the interest income earned on the $6.5 million in proceeds received from the secondary stock offering completed during the fourth quarter of 2005 contributed to the increase in the net interest margin during the quarter.

          We anticipate that growth in loans will continue to drive the growth in assets and the growth in net interest income.  Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities, and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income. Therefore, we may not be able to continue to sustain the increases in net interest income that we have achieved in the past.

Provision for Loan Losses

          We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, respectively as the number of loan customers increases in our growing branch network and loan production offices.  Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

          Our provision for loan losses was $343,000 for the three months ended March 31, 2006, and $271,000 for the same period in 2005.  The increase in the provision is the direct result of the increase in the loan portfolio; however, this was a 2.8% decrease in the reserve percentage of gross loans.  From 1.08% of loans outstanding as of December 31, 2005 to 1.05% of gross loans outstanding as of March 31, 2006.   The decrease in the percentage of the reserve is the result of management’s confidence in the credit quality of the loan portfolio.  Net charge-offs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  We continue to review and evaluate the adequacy of the allowance for loan losses given the size, mix, and quality of the current loan portfolio.

Non-interest Income

          The following table sets forth information related to the various components of our non-interest income (dollars in thousands).

	For the Three Months Ended March 31,

	2006	2005

Service charges and fees on deposit accounts	$246	$222
Gain on sale of guaranteed portion of SBA loans	83	16
Gain on sale of investment securities	32	—
Other	156	119

Total noninterest income	$517	$357

          Non-interest income for the quarter ended March 31, 2006, of $517,000, was a net increase of 44.8% compared to non-interest income of $357,000 during the same period in 2005.  Excluding the nonrecurring gain on the sale of investment securities of $32,000 realized in the first quarter of 2006, non-interest income for the quarter ended March 31, 2006, increased by $128,000 or 35.9%, over the same period in 2005.

          This increase occurred primarily due to gains recognized on the sale of the guaranteed portion of SBA loans and due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts.  Gains recognized on the sale of the guaranteed portion of SBA loans of  $67,000, or 418.8%,  from $16,000 for the quarter ended March 31, 2005, to $83,000, for the quarter ended March 31, 2006, as a result of a difference in timing of loan production in this line of business.  Other non-interest income generated from: (1) loan sercive charges fees and (2) mortgage loan fees from correspondent banks increased $37,000, or 31.1%, from the quarter ended March 31, 2005, to the same period in 2006 as the volume of loans has increased from year to year.

Non-interest Expense

                    The following table sets forth information related to the various components of our non-interest expense (dollars in thousands).

	For the Three Months Ended March 31,

	2006	2005

Salaries and employee benefits	$1,255	$798
Occupancy and equipment expense	236	139
Public relations	147	91
Data processing and ATM expense	137	111
Telephone and supplies	76	45
Professional fees	69	63
Other	207	163

Total noninterest expense	$2,127	$1,410

          Non-interest expense of  $2.1 million for the quarter ended March 31, 2006, was an increase as compared to $1.4 million for the quarter ended March 31, 2005.  The majority of the increased expenditures reflect the cost of salaries and other variable expenses that have increased to support our growth.

          The most significant item included in non-interest expense is salaries and employee benefits, which totaled $1.3 million for the quarter ended March 31, 2006, as compared to $798,000 for the same period in 2005, an increase of 57.3%.

          Occupancy and equipment expense increased to $236,000 for the quarter ended March 31, 2006, from $139,000 for the same period in 2005, or an increase of 69.8%.  This increase is a result of opening the additional loan production offices in Columbia and Daniel Island during January and February of 2006 and completing the conversion of the Mount Pleasant loan production office to a full-service branch in October 2005.  In addition, we relocated our operations staff to a temporary facility in Spartanburg during April 2005, as we prepared to expand our main office in Spartanburg to accommodate these staff as well as support future growth.

          Data processing and ATM expense increased by 23.4% to $137,000 for the quarter ended March 31, 2006, as compared to $111,000 for the quarter ended March 31, 2005.  A majority of the increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

          Public relations expense increased by 61.5% to $147,000 for the quarter ended March 31, 2006, as compared to $91,000 for the same period in 2005, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston and Columbia markets.  In addition, we began to incur listing fees for our stock after it began trading on the NASDAQ National Market in November 2005.

          Professional fees increased from $63,000 in the first quarter of 2005 to $69,000 for the quarter ended March 31, 2006, an increase of 9.5%, which resulted primarily from an increase in our regulatory assessment due to our growth in our asset size.  Telephone and supplies expense increased from $45,000 in the first quarter of 2005 to $76,000 for the quarter ended March 31, 2006, an increase of 68.9%, which was also a result of our expansion and growth.

          Included in the line item “other,” which increased $44,000, or 27.0%, for the quarter ended March 31, 2006, to the same period in 2005, are charges for insurance premiums, fees paid to our board of directors and our Charleston advisory board formed in the First quarter of 2006, postage, printing and stationery expense, and various customer-related expenses.

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

          Although we recognize the importance of controlling non-interest expenses to improve profitability, we are also committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Provision for Income Taxes

          Income tax expense can be analyzed as a percentage of net income before income taxes.  The following table sets forth information related to our income tax expense (dollars in thousands).

	For the Three Months Ended March 31,

	2006	2005

Net income before income taxes	$1,052	$719
Provision for income taxes	$355	$237
Effective income tax rate	33.7%	33.0%

          The increase in the effective income tax rate from the quarter ended March 31, 2005, to the quarter ended March 31, 2006, occurred due to the relative increase in fully taxable income during the year.  Fully taxable income such as interest income on loans and government agency investments and non-interest income from fees and charges experienced much greater percentage increases from the quarter ended March 31, 2005, to the quarter ended March 31, 2006 than nontaxable income received from sources such as nontaxable investment securities and earnings on bank owned life insurance contracts.

Balance Sheet Review

General

          Total assets as of March 31, 2006, were $359.2 million, an increase $30.5 million, or 9.3%, over total assets of $328.7 million as of December 31, 2005, and consisted principally of loans, net of loan loss allowance, of $285.0 million; securities available for sale of $46.2 million; property, at cost less accumulated depreciation, of $5.2 million; federal funds sold of $8.4 million; cash and due from banks of $5.1 million and other assets of $9.4 million, consisting primarily of $4.3 million due from banks, $2.8 million in bank-owned life insurance contracts and $2.3 million in stock investments in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank, and $1.6 million in interest receivable on earning assets, such as loans and investments.  As of March 31, 2006, our bank’s loan portfolio consisted primarily of $207.5 million of commercial real estate loans, $36.5 million of commercial business loans and $44.0 million of consumer and home equity loans.

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

          Our total liabilities as of March 31, 2006, were $336.4 million which is an increase of $29.8 million, or 9.7%, over liabilities as of December 31, 2005, of $306.6 million and consisted principally of deposits of $294.3 million, $26.4 million in FHLB advances and $13.4 million in junior subordinated debentures.  The increase of $7.2 million in junior subordinated debentures from December 31, 2005, occurred with the receipt of funds from the closing of FNSC Capital Trust III on March 30, 2006 in a pooled offering of trust preferred securities.  The $294.3 million in deposits consisted primarily of $189.4 million in certificates of deposit, $56.6 million of money market and savings accounts and $48.3 million in checking accounts.  We believe that conditions in the past several years have been favorable for deposit growth and that factors, such as the low returns on investments and mutual funds, m ay have increased traditional deposit inflows during these periods.

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

          The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods presented (dollars in thousands):

	As of or For the Three Months Ended March 31, 2006		As of or For the Year Ended December 31, 2005		As of or For the Three Months Ended March 31, 2005

Commercial	$211	8.20%	$135	11.10%	$147	9.80%
Real estate—construction	654	24.70%	386	20.40%	224	14.90%
Real estate-mortgage	2,023	64.00%	2,110	66.00%	2,037	73.20%
Consumer	51	3.10%	48	2.50%	31	2.10%
Unallocated	75	N/A	40	N/A	65	N/A

Total allowance for loan losses	$3,014	100.00%	$2,719	100.00%	$2,504	100.00%

          We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

          The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Please see Note 6-”Loans” in the Notes to Consolidated Financial Statements included in the Annual Report of First National Bancshares, Inc. on Form 10-KSB for the year ended December 31, 2005.

          The following table sets forth the changes in the allowance for loan losses for each of the periods presented (dollars in thousands).

	As of or For the Three Months Ended March 31, 2006	As of or For the Year Ended December 31, 2005	As of or For the Three Months Ended March 31, 2005

Balance, beginning of year	$2,719	$2,258	$2,258
Provision charged to operations	343	594	271
Loans charged-off
Commercial, financial and agricultural	(68)	(38)	(25)
Real estate-construction	—	—	—
Installment loans to individuals	(1)	(106)	—

Total charge-offs	(69)	(144)	(25)
Recoveries of loans previously charged-off	21	11	—

Balance, end of period	$3,014	$2,719	$2,504

Allowance to loans, year end	1.05%	1.08%	1.20%
Net charge-offs to average loans *	0.07%	0.06%	0.01%
Non-accrual loans	$349	$349	$37
Past due loans in excess of 90 days on accrual status	—	—	—
Other real estate owned	—	—	—

* Annualized for the three month periods

          Generally, a loan is placed on non-accrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as non-accrual is recognized as income when received.

Capital Resources

          As of March 31, 2006, total shareholders’ equity increased to $22.7 from $22.0 million as of December 31, 2005, as a result of the $697,000 of net income earned during the first three months of 2006.  However, the increase in equity was offset by the increase of $132,000 in the unrealized loss on securities available for sale during the quarter to $804,000, net of income tax effect.

          As of March 31, 2006, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2005.  We believe that the deterioration in value is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.

          The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  The Federal Reserve guidelines changing the definition of a “small bank holding company” to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule) were effective on March 31, 2006.  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitiz ations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

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

          On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Capital Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  Under the provisions of Financial Accounting Standards Board, or “FASB,” Interpretation No. 46, we do not include these entities in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier capital with the excess includable as Tier 2 capital.

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

          The following table sets forth the bank’s and the company’s various capital ratios as of March 31, 2006, and December 31, 2005.  For all periods, the bank and the company met or exceeded its applicable regulatory requirements.

	As of March 31, 2006	As of December 31, 2005	To Be Considered “Well-Capitalized”

The Company
Total risk-based capital	13.94%	13.16%	N.A.
Tier 1 risk-based capital	10.69%	11.92%	N.A.
Leverage capital	8.37%	9.09%	N.A.
The Bank
Total risk-based capital	12.32%	11.35%	10.00%
Tier 1 risk-based capital	11.25%	10.19%	6.00%
Leverage capital	9.32%	7.75%	5.00%

          The increase in the capital ratios from December 31, 2005, to March 31, 2006, is directly related to the closing of $7.0 million in pooled trust preferred securities with the closing of  FNSC Capital Trust III on March 30, 2006.

          Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next 18 to 24 months.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and losses, or a combination of these factors could change our capital position in a relatively short period of time.

          As of March 31, 2006, we did not have any significant firm commitments outstanding for capital expenditures.  However, we expect to begin construction on our operations center at our corporate headquarters in Spartanburg and our Greenville market headquarters in the late second quarter or early third quarter of 2006.  We anticipate related capital expenditures in the near future to be approximately $3.0 million.

          Since our inception, we have not paid cash dividends on our common stock.  Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank.  However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends.  All dividends are subject to prior approval of the Office of the Comptroller of the Currency and are payable only from the undivided profits of our bank.  We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006.  On April 18, 2006, our board of directors declared a 6.0% stock dividend for shareholders of record as of May 1, 2006, that is payable on May 15, 2006.

Return on Equity and Assets

          The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three months ended March 31, 2006 and 2005.

	As of or For the Three Months Ended March 31,

	2006	2005

Return on average assets	0.82%	0.80%
Return on average equity	12.34%	13.67%
Equity to assets ratio	6.33%	6.70%

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

          As of March 31, 2006, and December 31, 2005, we had issued commitments to extend credit of $73.3 million and $97.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $575,000 as of March 31, 2006, and December 31, 2005, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

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

          As of March 31, 2006 and 2005, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $13.5 million, and $1.1 million, representing 3.6% and 0.5% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances.  Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

          We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits.  In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $23.5 million as of March 31, 2006.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs.

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

          The following table sets forth information regarding our interest rate sensitivity as of March 31, 2006, for each of the time intervals indicated.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$11,126	$—	$—	$—	$11,126
Investment securities	4,290	10,270	13,386	18,232	46,178
Loans	200,598	43,013	40,015	4,361	287,987

Total interest-earning assets	$216,014	$53,283	$53,401	$22,593	$345,291

Interest-bearing liabilities:
NOW accounts	$10,438	$—	$16,839	$—	$27,277
Money market and savings	42,433	—	14,212	—	56,645
Time deposits	67,589	63,831	30,597	27,395	189,412
FHLB advances	1,750	4,100	3,500	17,065	26,415
Junior subordinated debentures	13,403	—	—	—	13,403

Total interest-bearing liabilities	$135,613	$67,931	$65,148	$44,460	$313,151

Period gap	$80,401	$(14,648)	$(11,747)	$(21,867)	$32,139
Cumulative gap	$80,401	$65,753	$54,006	$32,139	$32,139
Ratio of cumulative gap to total interest-earning assets	23.28%	19.04%	15.64%	9.31%

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

          The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate re-pricing within a given period of time.  Interest rate sensitivity can be managed by re-pricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

          As of March 31, 2006, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and re-pricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We are currently evaluating the impact that the adoption of SFAS No. 156 will have on our financial position, results of operations and cash flows.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

          See “Liquidity” and “Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.     Controls and Procedures

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15e.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2006.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006, or in other factors that could significantly affect our internal controls over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.

There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.     Risk Factors.

There were no material changes from the risk factors presented in our annual report on Form 10-KSB for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

          Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: May 15, 2006	By:	/s/ Jerry L. Calvert

Jerry L. Calvert
Chief Executive Officer

Date: May 15, 2006	By:	/s / Kitty B. Payne

Kitty B. Payne
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.