Form 10-Q
period 2006-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2006-08-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 1, 2006, 3,351,091 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$5,725	$2,691
Interest-bearing bank balances	56	1,937
Federal funds sold	—	16,678
Securities available for sale	50,922	45,151
Loans, net of allowance for loan losses of $3,306 and $2,719, respectively	313,085	248,686
Premises and equipment, net	5,645	4,977
Other	10,254	8,559

Total assets	$385,687	$328,679

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest-bearing	$22,707	$18,379
Interest-bearing	286,214	253,316

Total deposits	308,921	271,695

FHLB advances	31,969	26,612
Junior subordinated debentures	13,403	6,186
Federal funds purchased	6,311	—
Accrued expenses and other liabilities	1,854	2,157

Total liabilities	362,458	306,650

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,351,091 and 3,130,767 shares issued and outstanding, respectively	33	31
Additional paid-in capital	22,147	18,189
Unearned ESOP shares	(599)	(599)
Retained earnings	2,895	5,080
Accumulated other comprehensive loss	(1,247)	(672)

Total shareholders’ equity	23,229	22,029

Total liabilities and shareholders’ equity	$385,687	$328,679

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, and the 6% stock dividend distributed on May 15, 2006.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2006	2005	2006	2005

Interest income:
Loans	$6,285	$3,669	$11,518	$6,701
Taxable securities	468	313	860	626
Nontaxable securities	71	63	155	121
Federal funds sold & other	58	25	209	57

Total interest income	6,882	4,070	12,742	7,505

Interest expense:
Deposits	2,771	1,428	5,236	2,568
FHLB advances	338	225	609	392
Junior subordinated debentures	244	91	363	174
Federal funds purchased	44	38	44	41

Total interest expense	3,397	1,782	6,252	3,175

Net interest income	3,485	2,288	6,490	4,330
Provision for loan losses	354	161	697	432

Net interest income after provision for loan losses	3,131	2,127	5,793	3,898

Non-interest income:
Service charges and fees on deposit accounts	263	244	509	466
Gain on sale of guaranteed portion of SBA loans	—	80	83	96
Loan service charges and fees	47	50	92	84
Gain on sale of securities available for sale	—	—	32	—
Other	100	81	211	167

Total non-interest income	410	455	927	813

Non-interest expense:
Salaries and employee benefits	1,200	860	2,455	1,658
Occupancy and equipment expense	256	164	492	303
Public relations	152	93	299	184
Data processing and ATM expense	146	119	283	230
Telephone and supplies	78	47	154	92
Professional fees	64	48	133	111
Other	225	164	432	327

Total non-interest expense	2,121	1,495	4,248	2,905

Income before income taxes	1,420	1,087	2,472	1,806
Provision for income taxes	516	377	871	614

Net income	$904	$710	$1,601	$1,192

Net income per share:
Basic	$0.27	$0.25	$0.48	$0.42

Diluted	$0.22	$0.20	$0.39	$0.33

Weighted average shares outstanding:
Basic	3,350,541	2,867,571	3,340,083	2,867,048
Diluted	4,121,870	3,612,432	4,119,197	3,611,522

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, and the 6% stock dividend distributed on May 15, 2006.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the six months ended June 30, 2006 and 2005
(in thousands except share amounts, unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2004	2,866,525	$29	$11,808	$—	$2,245	$(170)	$13,912
Grant of employee stock options	—	—	16	—	—	—	16
Proceeds from exercise of employee stock options	1,669	—	12	—	—	—	12
Comprehensive income:
Net income	—	—	—	—	1,192	—	1,192
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $16		—	—	—	—	(73)	(73)

Total comprehensive income/(loss)	—	—	—	—	—	—	1,119

Balance, June 30, 2005	2,868,194	$29	$11,836	$—	$3,437	$(243)	$15,059

Balance, December 31, 2005	3,130,767	$31	$18,189	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options	—	—	38	—	—	—	38
Proceeds from exercise of employee options	30,960	—	136	—	—	—	136
Shares issued from stock dividend	189,364	2	3,784	—	(3,786)		—
Comprehensive income:
Net income	—	—	—	—	1,601	—	1,601
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $307	—	—	—	—	—	(596)	(596)

Less: reclassification adjustment for gains included in net income, net of income tax of $11	—	—	—	—	—	21	21

Total comprehensive income/(loss)	—	—	—	—	—	—	1,026

Balance, June 30, 2006	3,351,091	$33	$22,147	$(599)	$2,895	$(1,247)	$23,229

June 30, 2005 share amounts have been restated to reflect the 3 for 2 stock split distributed on January 18, 2006.
Share amounts for the six months ended June 30, 2006 and 2005 have been restate to reflect the 6% stock dividend distributed on May 15, 2006
See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the six months ended June 30, 2006 and 2005
(in thousands) (unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$1,601	$1,192
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	697	432
Depreciation	191	130
Premium amortization, net	28	43
Earnings on bank owned life insurance, net	(52)	(50)
Gain on sale of securities available for sale	(32)	—
Gain on sale of guaranteed portion of SBA loans	(83)	(96)
Origination of residential mortgage loans held for sale	(9,214)	(5,659)
Proceeds from sale of residential mortgage loans held for sale	9,847	5,660
Compensation expense for employee stock options granted	38	16
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(681)	(653)
Accrued expenses and other liabilities	(360)	(297)

Net cash provided by operating activities	1,980	718

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	3,045	2,831
Proceeds from sale of securities available for sale	2,074	—
Purchases of securities available for sale	(11,757)	(4,071)
Proceeds from sale of guaranteed portion of SBA loans	1,409	1,854
Loan originations, net of principal collections	(67,020)	(38,144)
Investment in common securities of Trusts	(217)	—
Net purchases of premises and equipment	(859)	(277)
Purchase of FHLB and other stock	(427)	(744)
Redemption of FHLB and other stock	—	184

Net cash used by investing activities	(73,752)	(38,367)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	7,217	—
Increase in FHLB advances	7,499	14,100
Repayment of FHLB advances	(2,142)	(6,874)
Proceeds from exercise of employee stock options	136	12
Increase/(decrease) in short term borrowings	6,311	(9)
Net increase in deposits	37,226	50,680

Net cash provided by financing activities	56,247	57,909

Net increase/(decrease) in cash and cash equivalents	(15,525)	20,260
Cash and cash equivalents, beginning of year	21,306	3,284

Cash and cash equivalents, end of period	$5,781	$23,544

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
June 30, 2006

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

          In March 2004, we established a loan production office in Greenville County which includes the operations of our small business lending division, First National Business Capital.  This division originates small business loans under the U. S. Small Business Administration’s (“SBA’s”) various loan programs.  In October 2005, we successfully converted our loan production office that opened in October 2004 in Mount Pleasant, South Carolina to our fourth full-service branch, our first in the Charleston area.

          In January 2006, we opened a loan production office in Columbia, South Carolina and in February 2006, we added the Daniel Island loan production office to our Charleston market operations.  We have received regulatory approval to convert our Greenville loan production office to a full-service branch and Greenville market headquarters.  We plan to begin construction of this facility during the third quarter of 2006, with plans to open the facility in early 2007.

          We have increased our regulatory capital base to support our growth and expansion.  We received $6.3 million in proceeds, after deducting expenses, from a best efforts offering of our common stock that began in October 2005 and was completed in December 2005.  We received $7.0 million in proceeds on March 30, 2006, from a pooled trust preferred securities offering.  Following these two transactions, our consolidated regulatory capital was approximately $39 million as of March 31, 2006.

Basis of Presentation

          The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited, consolidated financial statements as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005, are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of June 30, 2006, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005, have been included.

          Operating results for the six-month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006.

          The consolidated financial statements and notes thereto are presented in accordance with the instructions from Form 10-K.  The information included in our 2005 Annual Report on Form 10-KSB should be referred to in connection with these unaudited interim financial statements.  As of December 31, 2005, we no longer met the requirements to qualify as a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).  All reports of the company, beginning with the Form 10-Q for the quarter ended March 31, 2006, are presented in accordance with Regulation S-K.  We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act.  As a result, we qualify for the extended compliance period with respect to the accountant’s report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by PCAOB Auditing Standards No. 2.

Cash and Cash Equivalents

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank balances”, and “Federal funds sold.”   Cash paid for interest during the six months ended June 30, 2006 and 2005, totaled $6.1 million and $3.1 million, respectively.  Cash paid for income taxes during the six months ended June 30, 2006 and 2005, totaled $1.3 million and $777,000, respectively.  Non-cash investing activities for the six months ended June 30, 2006 and 2005, included $596,000 and $73,000 of unrealized losses on available for sale securities, net of income tax, respectively.

Note 2 – Earnings per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2006 and 2005  (dollars in thousands).

	Three Months Ended June 30,

	2006		2005

	BASIC	DILUTED	BASIC	DILUTED

Net income	$904	$904	$710	$710
Grant of employee stock options	—	—	8	8

Adjusted Net income	$904	$904	$718	$718

Weighted average shares outstanding	3,350,541	3,350,541	2,867,571	2,867,571
Effect of Dilutive Securities:
Stock options & warrants	—	771,329	—	744,861

	3,350,541	4,121,870	2,867,571	3,612,432

Per share amount	$0.27	$0.22	$0.25	$0.20

	Six Months Ended June 30,

	2006		2005

	BASIC	DILUTED	BASIC	DILUTED

Net income	$1,601	$1,601	$1,192	$1,192
Grant of employee stock options	—	—	16	16

Adjusted Net income	$1,601	$1,601	$1,208	$1,208

Weighted average shares outstanding	3,340,083	3,340,083	2,867,048	2,867,048
Effect of Dilutive Securities:
Stock options & warrants	—	779,114	—	744,474

	3,340,083	4,119,197	2,867,048	3,611,522

Per share amount	$0.48	$0.39	$0.42	$0.33

          Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the “treasury stock” method and have been adjusted for the 3 for 2 stock split and 6% stock dividend distributed on January 18, 2006, and May 15, 2006, respectively.

Note 3 - Stock Compensation Plans

          On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans.  We previously accounted for our stock compensation plans under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation, which are consistent with the provisions of SFAS No. 123 (R) but allowed us to use the prospective method of adoption since we did so by December 31, 2003.  Prior to our adoption of SFAS No. 148, we utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our stock options granted in years prior to 2003 because the option exercise price in our plans equals the market price on the date of grant.  Prior to January 1, 2003, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 148 had been utilized.  Since January 1, 2003, we used the fair value method to record the compensation expense for stock options granted after January 1, 2003, over the vesting period of these grants under the prospective method.

          In adopting SFAS No. 123 (R), we elected to use the modified prospective method to account for the transition.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income as reported	$904	$710	$1,601	$1,192
Add: Stock-based employee compensation expense included in reported net income	18	8	38	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18)	(32)	(38)	(55)

Pro forma net income including stock-based compensation cost based on fair-value method	$904	$686	$1,601	$1,153

Earnings per share:
Basic—as reported	$0.27	$0.25	$0.48	$0.42

Basic—pro forma	$0.27	$0.24	$0.48	$0.40

Diluted—as reported	$0.22	$0.20	$0.39	$0.33

Diluted—pro forma	$0.22	$0.19	$0.39	$0.32

          The weighted average fair value per share of options granted in the three-month periods ended June 30, 2006 and 2005, amounted to $9.87 and $5.28, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants:  expected volatility of 10.64% and 24.50% for the quarters ended June 30, 2006 and 2005, respectively; risk-free interest rate of 5.25% and 2.75% for the quarters ended June 30, 2006 and 2005, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion reviews our results of operation for the three-month and six-month periods ended June 30, 2006, as compared to the three-month and six-month periods ended June 30, 2005.  This discussion also analyzes our financial condition as of June 30, 2006, as compared to December 31, 2005.  These comments should be read in conjunction with our condensed, consolidated, unaudited financial statements and accompanying footnotes appearing elsewhere in this report.

Forward-Looking Statements

          This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results, performance, or achievements may differ materially from the results expressed or implied by our forward-looking statements.  Potential risks and uncertainties include, but are not limited to, those described under the heading “Risk Factors” in our 10-KSB for the year ended December 31, 2005 and the following:

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

Overview

          First National Bancshares, Inc. was organized on July 14, 1999, to serve as the holding company for First National Bank of Spartanburg, which opened its first full-service bank branch in March 2000.  Our bank opened two additional full-service offices in Spartanburg County during 2000 and 2001.  In October 2002, we changed the legal name of our bank to First National Bank of the South as part of our strategy of growth and expansion.  We continue to do business in Spartanburg County as First National Bank of Spartanburg.  In October 2005, we successfully converted our loan production office in Mount Pleasant, South Carolina to our fourth full-service branch, our first in the Charleston area.

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

          We have received regulatory approval to convert our Greenville loan production office to a full-service branch and Greenville market headquarters.  We plan to begin construction of this facility during the third quarter of 2006, which should be open in early 2007.  We have begun construction on the expansion of our corporate headquarters building located in Spartanburg to house our new operations center.  This expansion is expected to be completed during the first quarter of 2007.

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

Effects of Economic Trends

          Since July of 2004, the Federal Reserve has increased interest rates 17 times for a total of 425 basis points which has positively impacted our net interest margin during this period.  Although the Federal Reserve paused this two-year campaign of rising interest rates at its August 2006 meeting, many economists believe that the Federal Reserve may increase interest rates later in 2006 despite the upward drift in core consumer inflation for March through June of this year and the slowing pace of annualized GDP growth for the year.  In addition, the outlook in certain international regions remains a risk to the U.S. forecast.

          The following discussion includes our analysis of the effect we anticipate these rising interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2006 and 2005

          Our net income was $904,000, or $0.22 per diluted share, for the three months ended June 30, 2006, as compared with $710,000, or $0.20 per diluted share, for the quarter ended June 30, 2005.  The $194,000, or 27.3%, increase in net income resulted primarily from an increase of $1.2 million, or 52.3%, in net interest income over the same period in 2005; net of an increase of $626,000, or 41.9%, in non-interest expense over the three-month period ended June 30, 2005, and an increase of $193,000, or 119.9%, in the provision for loan losses over the same period in 2005.

          Our return on average assets of 0.98% for the three months ended June 30, 2006, was a decrease of 7.5% from the return of 1.06% for the same period in 2005.  This decrease was a result of the average assets increasing for the three months ended June 30, 2006, as compared to the same period in 2005 from $267.7 million to $369.1 million, or 37.9%, at a faster growth rate than net income primarily due to the relatively flat levels of non-interest income from year to year.  Our sources of non-interest income are not primarily tied to the level of earning assets and, therefore, do not increase proportionately with our net interest income.

          Our return on equity decreased 19.7% from 2005 to 2006 from 19.3% for the three months ended June 30, 2005, to 15.5% for the three months ended June 30, 2006.  This decrease is primarily due to the increase in average equity from year to year due to $6.3 million in net proceeds received from the completion of the secondary stock offering completed in December 2005.

Six months ended June 30, 2006 and 2005

          Our net income was $1.6 million, or $0.39 per diluted share, for the six months ended June 30, 2006, as compared to $1.2 million, or $0.33 per diluted share, for the six months ended June 30, 2005.  The $400,000, or 33.3%, increase in net income resulted primarily from an increase of $2.2 million, or 49.9%, in net interest income over the same period in 2005, net of an increase in non-interest expense of $1.3 million and an increase of $265,000 in the provision for loan losses.  Our return on average assets decreased from 0.93% for the six months ended June 30, 2005, to 0.90% for the six months ended June 30, 2006, as a result of our average assets growth of 38.4% outpacing our net income growth of 34.3% over the first six months of 2005.  Our return on equity decreased 15.16% from 16.42% for the six months ended June 30, 2005 to 13.93% for the same period in 2006. The decrease is primarily due to the increase in average equity from year to year.

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

Three months ended June 30, 2006 and 2005

          Our net interest income increased $1.2 million, or 52.3%, to $3.5 million for the three months ended June 30, 2006, from $2.3 million for the same period in 2005.  The growth in net interest income resulted from an increase of $2.8 million in total interest income to $6.9 million for the three months ended June 30, 2006, from $4.1 million for the same period in 2005, partially offset by an increase of $1.6 million in interest expense for the three months ended June 30, 2006, from the same period in 2005.

          The continued growth of our loan portfolio is the primary driver of the increase in net our interest income.  During the quarter ended June 30, 2006, our average loan portfolio increased $86.6 million over the same period in 2005.  Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  As of June 30, 2006, loans represented 81.2% of total assets while investments and federal funds sold represented 13.2% of total assets.

          Our net interest income has also been positively influenced by the increase in our net interest margin following the 17 increases in the prime rate of interest since July 2004 for a total of 425 basis points.  Since we are asset-sensitive over a one-year time period, our net interest income on our existing earning asset base increases when the prime rate rises.

          The following table sets forth, for the three months ended June 30, 2006 and 2005, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Three Months Ended June 30,

	2006			2005

	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*

Loans	$303,952	$6,285	8.27%	$217,359	$3,669	6.75%
Investment securities	48,905	539	4.41%	37,773	376	3.98%
Federal funds sold and other	4,197	58	5.53%	2,917	25	3.43%

Total interest-earning assets	$357,054	$6,882	7.71%	$258,049	$4,070	6.31%

Time deposits	$190,219	$2,056	4.32%	$132,806	$1,098	3.31%
Savings & money market	58,185	580	3.99%	40,298	249	2.47%
NOW accounts	24,549	135	2.20%	22,007	81	1.47%
FHLB advances	29,843	338	4.53%	29,084	225	3.09%
Junior subordinated debentures	13,403	244	7.28%	6,186	91	5.88%
Federal funds purchased	3,487	44	5.05%	4,444	38	3.42%

Total interest-bearing liabilities	$319,686	$3,397	4.25%	$234,825	$1,782	3.04%

Net interest spread			3.46%			3.27%
Net interest income/ margin		$3,485	3.90%		$2,288	3.55%
Non-interest-bearing demand deposits	$21,937			$17,260

*Annualized for the three-month period

          Our net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.46% for the three months ended June 30, 2006, compared to 3.27% for the three months ended June 30, 2005.

          Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.90% for the three months ended June 30, 2006, as compared to 3.55% for the three months ended June 30, 2005.

          During the three months ended June 30, 2006, earning assets averaged $357.0 million, compared to $258.0 million for the same period in 2005.  Average interest earning assets exceeded average interest bearing liabilities by $37.3 million and $23.2 million for the three months ended June 30, 2006 and 2005, respectively.  Our higher level of average interest-earning assets compared to interest-bearing liabilities in 2006 resulted from the proceeds from the secondary offering that was completed in the fourth quarter of 2005.

          The increase in our net interest spread and our net interest margin from the quarter ended June 30, 2005, to the quarter ended June 30, 2006, was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the 17 increases in the prime rate since 2004.  In addition, the higher yielding loan portfolio increased slightly as a percentage of average earning assets from 2005 to 2006.

Six months ended June 30, 2006 and 2005

          Our net interest income for the six months ended June 30, 2006, increased 51.2% to $6.5 million from $4.3 million, or $2.2 million over the same period in 2005.  This increase resulted primarily due to interest income increasing $5.2 million, or 69.8% for the six months ended June 30, 2006, over the same period in 2005.  This increase was partially offset by a $3.1 million, or 93.7% increase in interest expense over the same period.

          The following table sets forth, for the six months ended June 30, 2006 and 2005, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Six Months Ended June 30,

	2006			2005

	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*

Loans	$286,772	$11,518	8.03%	$205,698	$6,701	6.52%
Investment securities	47,210	1,015	4.30%	37,797	747	3.95%
Federal funds sold and other	8,631	209	4.82%	3,385	57	3.37%

Total interest-earning assets	$342,613	$12,742	7.44%	$246,880	$7,505	6.08%

Time deposits	$186,300	$3,927	4.22%	$129,349	$1,975	3.05%
Savings & money market	57,178	1,064	3.72%	38,934	444	2.28%
NOW accounts	23,850	245	2.05%	21,140	149	1.41%
FHLB advances	28,188	609	4.32%	26,154	392	3.00%
Junior subordinated debentures	9,844	363	7.37%	6,186	174	5.63%
Federal funds purchased	1,771	44	4.97%	2,577	41	3.18%

Total interest-bearing liabilities	$307,131	$6,252	4.07%	$224,340	$3,175	2.83%

Net interest spread			3.37%			3.25%
Net interest income/ margin		$6,490	3.79%		$4,330	3.51%
Non-interest-bearing demand deposits	$20,400			$16,229

*Annualized for the six-month period

          Our net interest spread was 3.37% for the six months ended June 30, 2006, compared to 3.25% for the six months ended June 30, 2005.

          Our consolidated net interest margin was 3.79% for the six months ended June 30, 2006, as compared to 3.51% for the six months ended June 30, 2005.

          During the six months ended June 30, 2006, earning assets averaged $342.6 million, compared to $246.9 million for the same period in 2005.  Average interest earning assets exceeded average interest bearing liabilities by $35.5 million and $22.6 million for the six months ended June 30, 2006 and 2005, respectively.  Our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2006 period resulted from the proceeds from the secondary offering that was completed in the fourth quarter of 2005.

          The increase in our net interest spread and our net interest margin for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the 17 increases in the prime rate for a total of 425 basis points since 2004.  In addition, the higher yielding loan portfolio increased slightly as a percentage of average earning assets from 2005 to 2006.

Analysis of Changes in Net Interest Income

          Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following tables set forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended

	June 30, 2006 vs. 2005			June 30, 2005 vs. 2004

	Increase (Decrease) Due to			Increase (Decrease)Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets
Federal funds sold and other	$11	21	$33	$(7)	13	$6
Investment securities	111	53	163	46	2	48
Loans(1)	1,409	1,207	2,616	880	821	1,701

Total interest-earning assets	$1,531	1,281	$2,812	$919	$836	$1,755

Interest-Bearing Liabilities
Deposits	$603	740	$1,343	$(573)	1,216	$643
FHLB advances	6	107	113	79	103	182
Junior subordinated debentures	106	47	153	—	38	38
Federal funds purchased	(8)	14	6	10	28	38

Total interest-bearing liabilities	$707	908	$1,615	$(484)	$1,385	$901

Net interest income	$824	$373	$1,197	$1,403	$(549)	$854

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

	Six Months Ended

	June 30, 2006 vs. 2005			June 30, 2005 vs. 2004

	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets
Federal funds sold and other	$89	63	$152	$(6)	$28	$22
Investment securities	185	83	268	78	(18)	$60
Loans(1)	2,544	2,273	4,817	1,616	1,254	$2,870

Total interest-earning assets	$2,818	2,419	$5,237	$1,688	$1,264	$2,952

Interest-Bearing Liabilities
Deposits	1,109	1,559	$2,668	$308	$739	$1,047
FHLB advances	31	186	217	130	173	$303
Junior subordinated debentures	103	86	189	50	35	$85
Federal funds purchased	(13)	16	3	17	22	$39

Total interest-bearing liabilities	1,230	1,847	3,077	$505	$969	$1,474

Net interest income	$1,588	$572	$2,160	$1,183	$295	$1,478

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

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

Three months ended June 30, 2006 and 2005

          Our provision for loan losses was $354,000 for the three months ended June 30, 2006, and $161,000 for the same period in 2005.  The additional provisions for charged-off loans, net of recoveries, as well as the increase in the volume of the loan portfolio, added to our allowance for loan losses for the three months ended June 30, 2006.  Net charge-offs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  We continue to review and evaluate the adequacy of the allowance for loan losses given the size, mix, and quality of the current loan portfolio.

Six months ended June 30, 2006 and 2005

          Our provision for loan losses was $697,000 for the six months ended June 30, 2006, and $432,000 for the same period in 2005.  The additional provisions for charged-off loans, net of recoveries, as well as the increase in the volume of the loan portfolio, added to our allowance for loan losses for the six months ended June 30, 2006.  Net charge-offs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  We continue to review and evaluate the adequacy of the allowance for loan losses given the size, mix, and quality of the current loan portfolio.

Non-interest Income

Three months ended June 30, 2006 and 2005

          The following table sets forth information related to our non-interest income for the three months ended June 30, 2006 and 2005 (dollars in thousands).

	For the Three Months Ended June 30,

	2006	2005

Service charges and fees on deposit accounts	$263	$244
Gain on sale of guaranteed portion of SBA loans	—	80
Loan service charges and fees	47	50
Other	100	81

Total non-interest income	$410	$455

          Non-interest income for the three months ended June 30, 2006, was $410,000, a net decrease of 9.9% compared to non-interest income of $455,000 during the same period in 2005.  This decrease is primarily related to the timing of income earned on the sale of the guaranteed portion of SBA loans.  Excluding the gain of $80,000 on the guaranteed portion of SBA loans in recorded 2005, non-interest income increased 9.3% for the quarter ended June 30, 2006, over the same time period in 2005.

          The decrease of 9.9% in non-interest income was partially offset by increases in service charges and fees on deposit accounts resulting from the growth in the number of deposit accounts.

Six months ended June 30, 2006 and 2005

          The following table sets forth information related to our non-interest income for the six months ended June 30, 2006 and 2005 (dollars in thousands).

	For the Six Months Ended June 30,

	2006	2005

Service charges and fees on deposit accounts	$509	$466
Gain on sale of guaranteed portion of SBA loans	83	96
Loan service charges and fees	92	84
Gain on sale of investment securities	32	—
Other	211	167

Total non-interest income	$927	$813

          Non-interest income for the six months ended June 30, 2006, was $927,000, a net increase of 14.0% compared to non-interest income of $813,000 for the six months ended June 30, 2005.  Excluding the nonrecurring gain on the sale of investment securities of $32,000 recognized during March 2006, non-interest income increased 10.1% for the six months ended June 30, 2006, over the same time period in 2005.

          The increase in non-interest income of 14.0% is primarily due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts since 2005.

Non-interest Expenses

Three months ended June 30, 2006 and 2005

          The following table sets forth information related to our non-interest expense for the three months ended June 30, 2006 and 2005 (dollars in thousands).

	For the Three Months Ended June 30,

	2006	2005

Salaries and employee benefits	$1,200	$860
Occupancy and equipment expense	256	164
Public relations	152	93
Data processing and ATM expense	146	119
Telephone and supplies	78	47
Professional fees	64	48
Other	225	164

Total non-interest expense	$2,121	$1,495

          Non-interest expense was $2.1 million for the three months ended June 30, 2006, as compared to $1.5 million for the quarter ended June 30, 2005, an increase of 41.9%.  The majority of the increased expenditures reflect the cost of salaries and other variable expenses that have increased to support our growth and infrastructure.

          The most significant item included in non-interest expense is salaries and employee benefits, which totaled $1.2 million for the quarter ended June 30, 2006, as compared to $860,000 for the same period in 2005, an increase of 39.5%.

          Occupancy and equipment expense increased to $256,000 for the quarter ended June 30, 2006, from $164,000 for the same period in 2005, or an increase of 56.1%.  This increase is a result of opening the additional loan production offices in Columbia and Daniel Island during January and February of 2006 and completing the conversion of the Mount Pleasant loan production office to a full-service branch in October 2005.

          Public relations expense increased by 63.4% to $152,000 for the quarter ended June 30, 2006, as compared to $93,000 for the same period in 2005, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston and Columbia markets.  In addition, we began to incur listing fees for our stock after it began trading on the NASDAQ Global Market in November 2005.

          Data processing and ATM expense increased by 22.7% to $146,000 for the three months ended June 30, 2006, as compared to $119,000 for the quarter ended June 30, 2005.  A majority of the increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

          Telephone and supplies expense increased 66.0%, or $31,000 from $47,000 for the three months ended June 30, 2005, to $78,000 for the same period in 2006. The primary reason for the increase is the result of opening loan production offices in Greenville, Columbia, and Daniel Island, as well as our full-service branch in Mount Pleasant during late 2005 and early 2006.

          Included in the line item “other,” which increased $61,000, or 37.2%, for the quarter ended June 30, 2006, as compared to the same period in 2005, are charges for insurance premiums, fees paid to our board of directors and our newly formed advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses.

          Although we recognize the importance of controlling non-interest expenses to improve profitability, we are also committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Six months ended June 30, 2006 and 2005

          The following table sets forth information related to our non-interest expense for the six months ended June 30, 2006 and 2005 (dollars in thousands).

	For the Six Months Ended June 30,

	2006	2005

Salaries and employee benefits	$2,455	$1,658
Occupancy and equipment expense	492	303
Public relations	299	184
Data processing and ATM expense	283	230
Telephone and supplies	154	92
Professional fees	133	111
Other	432	327

Total non-interest expense	$4,248	$2,905

          Non-interest expense was $4.2 million for the six months ended June 30, 2006, as compared to $2.9 million for the six months ended June 30, 2005, an increase of 44.8%.  The majority of the increased expenditures reflect the cost of salaries and other variable expenses that have increased to support our growth and infrastructure.

          The most significant item included in non-interest expense is salaries and employee benefits, which totaled $2.5 million for the six months ended June 30, 2006, as compared to $1.7 million for the same period in 2005, an increase of 47.1%, or $800,000.

          Occupancy and equipment expense increased to $492,000 for the six months ended June 30, 2006, from $303,000 for the same period in 2005, or an increase of 62.4%.  This increase is a result of opening the additional loan production offices in Columbia and Daniel Island during January and February of 2006 and completing the conversion of the Mount Pleasant loan production office to a full-service branch in October 2005.  In addition, we relocated our operations staff to a temporary facility in Spartanburg during April 2005 as we prepared to expand our main office in Spartanburg to accommodate these staff as well as support future growth.

          Public relations expense increased by 62.5%, or $115,000, to $299,000 for the six months ended June 30, 2006, as compared to $184,000 for the same period in 2005, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston and Columbia markets.  In addition, we began to incur listing fees for our stock after it began trading on the NASDAQ Global Market in November 2005.

          Data processing and ATM expense increased by $53,000, or 23.0%, to $283,000 for the six months ended June 30, 2006, as compared to $230,000 for the six months ended June 30, 2005.  A majority of the increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

           Telephone and supplies expense increased $62,000, or 67.4%, from $92,000 for the six months ended June 30, 2005 to $154,000 for the six months ended June 30, 2006. The increase is primarily due to the opening of our Mount Pleasant branch in late 2005 and the loan production offices in Greenville, Columbia and Daniel Island in late 2005 and early 2006.

           Included in the line item “other,” which increased $105,000, or 32.1%, for the six months ended June 30, 2006, compared to the same period in 2005, are charges for insurance premiums, fees paid to our board of directors and our newly formed advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses.

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

Provision for Income Taxes

          Income tax expense can be analyzed as a percentage of net income before income taxes.  The following discussions set forth information related to our income tax expense for the three-month and six-month periods ended June 30, 2006 and 2005.

Three months ended June 30, 2006 and 2005

          The following table sets forth information related to our income tax expense for the three months ended June 30, 2006 and 2005 (dollars in thousands).

	For the Three Months Ended June 30,

	2006	2005

Net income before income taxes	$1,420	$1,087
Provision for income taxes	$516	$377
Effective income tax rate	36.3%	34.7%

          The increase in the effective income tax rate from the three months ended June 30, 2005, to the respective period in 2006, occurred due to the relative increase in fully taxable income since 2005.  Fully taxable income, such as interest income on loans, government agency investments and non-interest income from fees and charges, experienced a much greater percentage increase from the three months ended June 30, 2005, to the three months ended June 30, 2006 than tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts.

Six months ended June 30, 2006 and 2005

          The following table sets forth information related to our income tax expense for the six months ended June 30, 2006 and 2005 (dollars in thousands).

	For the Six Months Ended June 30,

	2006	2005

Net income before income taxes	$2,472	$1,806
Provision for income taxes	$872	$614
Effective income tax rate	35.3%	34.0%

          The increase in the effective income tax rate from the six months ended June 30, 2005, to the respective period in 2006, occurred due to the relative increase in fully taxable income since 2005.  Fully taxable income, such as interest income on loans, government agency investments and non-interest income from fees and charges, experienced much greater percentage increases from the six months ended June 30, 2005, to the six months ended June 30, 2006 than tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts.

Balance Sheet Review

General

          Total assets as of June 30, 2006, were $385.7 million, an increase of $57.0 million, or 17.3%, over total assets of $328.7 million as of December 31, 2005. This consisted principally of loans, net of loan loss allowance, of $313.1 million; securities available for sale of $50.9 million; property, at cost less accumulated depreciation, of $5.6 million; and other assets of $10.2 million, consisting primarily of $5.8 million cash and due from banks, $2.8 million in bank-owned life insurance contracts; $2.6 million in stock investments in the Federal Home Loan Bank (FHLB), The Bankers Bank, and the Federal Reserve Bank; and $1.8 million in interest receivable on earning assets, such as loans and investments.

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

          Our total liabilities as of June 30, 2006, were $362.5 million, which is an increase of $55.8 million, or 18.2%, over liabilities as of December 31, 2005, of $306.7 million and consisted principally of deposits of $308.9 million, $32.0 million in FHLB advances and $13.4 million in junior subordinated debentures.  The increase of $7.2 million in junior subordinated debentures from December 31, 2005, occurred with the closing of FNSC Capital Trust III on March 30, 2006, in a pooled offering of trust preferred securities.  The $308.9 million in deposits consisted primarily of $200.1 million in certificates of deposit, $57.2 million of money market and savings accounts and $51.6 million in checking accounts.  We believe that conditions in the past several years have been favorable for deposit growth and that factors, such as the low returns on investments and mutual funds, may have increased traditional deposit inflows during these periods.

Investments

          On June 30, 2006, and December 31, 2005, our investment securities portfolio of $50.9 million and $45.1 million, respectively, represented approximately 13.8% and 14.2%, respectively, of our interest-earning assets.  As of June 30, 2006, and December 31, 2005, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $52.8 million and $46.2 million, respectively, for an unrealized loss, net of income tax effect, of $1.2 million and $672,000, respectively.

          As a result of the strong growth in our loan portfolio and the historically low fixed rates during the past several years, we had previously maintained a lower than normal level of investments.  As rates on investment securities have risen and additional capital and deposits have been obtained, we have increased the size of the investment portfolio.

          Fair values and yields on our investments (all available for sale) as of June 30, 2006, and December 31, 2005, are shown in the following tables based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of June 30, 2006

	After one but within five years		After five but within ten years		Over ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government/government sponsored agencies	$6,709	4.15%	$4,229	4.47%	$—	—	$10,938	4.36%
Mortgage-backed securities	5,757	4.27%	7,797	4.57%	18,541	4.90%	32,095	4.71%
Municipal securities	—	—	1,633	3.64%	6,256	3.98%	7,889	3.91%

Total	$12,466	4.18%	$13,659	4.43%	$24,797	4.67%	$50,922	4.51%

	As of December 31, 2005

	After one but within five years		After five but within ten years		Over ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government/government sponsored agencies	$4,844	3.74%	$4,325	4.29%	—	—	$9,169	4.14%
Mortgage-backed securities	5,934	3.67%	5,014	3.83%	16,430	4.36%	27,378	4.05%
Municipal securities	—	—	2,619	5.61%	5,985	5.69%	8,604	5.66%

Total	$10,778	3.70%	$11,958	4.38%	$22,415	4.72%	$45,151	4.21%

          The amortized cost and fair value of our investments (all available for sale) as of June 30, 2006, and December 31, 2005, are shown in the following table (dollars in thousands).

	June 30, 2006		December 31, 2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government/government sponsored agencies	$11,467	$10,938	$9,500	$9,169
Mortgage-backed securities	33,290	32,095	28,070	27,378
Municipal securities	8,055	7,889	8,600	8,604

Total	$52,812	$50,922	$46,170	$45,151

          We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.”  The carrying amounts of these investments as of June 30, 2006, and December 31, 2005, consisted of the following:

	As of June 30, 2006	As of December 31, 2005

Federal Reserve Bank stock	$448	$448
Federal Home Loan Bank stock	2,101	1,674

          The level of Federal Home Loan Bank stock varies with the level of Federal Home Loan Bank advances and increased during the six-month period ended June 30, 2006, to reflect the net increase in FHLB advances during the year.

          No ready market exists for these stocks and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Loans

          Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  Average loans for the six months ended June 30, 2006, and for the year ended December 31, 2005, were $286.8 million and $222.0 million, respectively.  Total loans outstanding as of June 30, 2006, and December 31, 2005, were $316.4 million and $251.4 million, respectively, before the allowance for loan losses.

          We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate, whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.

          The following table summarizes the composition of our loan portfolio as of June 30, 2006, and December 31, 2005, (dollars in thousands).

	June 30, 2006		December 31, 2005

	Amount	% of Total	Amount	% of Total

Commercial and industrial	$35,956	11.36%	$20,902	8.31%
Commercial secured by real estate	236,347	74.70%	152,726	60.75%
Real estate – residential mortgages	37,763	11.94%	71,900	28.60%
Installment and other consumer loans	6,860	2.17%	6,273	2.50%
Unearned income	(535)	(0.17)%	(396)	(0.16)%

Total loans, net of unearned income	$316,391	100.00%	$251,405	100.00%
Less—allowance for loan losses	(3,306)	1.05%	(2,719)	1.08%

Total loans, net	$313,085		$248,686

          The increase in our commercial loans secured by real estate from December 31, 2005, to June 30, 2006, is due to the relatively higher paydowns on residential real estate loans and new commercial real estate lending in the Charleston and Greenville markets due to the expansion of our loan production offices in each of these markets.

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

          The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2006, and December 31, 2005 (dollars in thousands).

	As of June 30, 2006

	One year or less	After one but within five years	After five years	Total

Commercial	$28,701	$7,113	142	$35,956
Real estate – construction	$75,479	$13,495	$15	$88,989
Real estate – mortgage	$6,755	$161,187	$17,213	$185,155
Consumer and other	$3,097	$3,132	$596	$6,825

Total loans	$114,032	$184,927	$17,966	$316,925
Unearned income, net				$(535)

Total loans, net of unearned income				$316,390

Loans maturing after one year with:
Fixed interest rates				$47,856

Floating interest rates				$155,037

	As of December 31, 2005

	One year or less	After one but within five years	After five years	Total

Commercial	$21,250	$6,095	$79	$27,424
Real estate – construction	46,912	4,340	—	$51,252
Real estate – mortgage	3,019	134,651	28,921	$166,591
Consumer and other	2,933	3,120	481	$6,273

Total loans	$74,114	$148,206	$29,481	$251,801
Unearned income, net				$(396)

Total loans, net of unearned income				$251,405

Loans maturing after one year with:
Fixed interest rates				$47,342

Floating interest rates				$130,345

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

          The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of June 30, 2006 and December 31, 2005(dollars in thousands):

	June 30, 2006		December 31, 2005

	Amount	% of Total	Amount	% of Total

Commercial	$237	6.91%	$135	11.10%
Real estate – construction	846	24.96%	386	20.40%
Real estate – mortgage	2,131	65.97%	2,110	66.00%
Consumer	57	2.16%	48	2.50%
Unallocated	35	N/A	40	N/A

Total allowance for loan losses	$3,306	100.00%	$2,719	100.00%

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

          The following table sets forth the changes in the allowance for loan losses for the three months ended June 30, 2006 and 2005 (dollars in thousands).

	As of or For the Three Months Ended June 30, 2006	As of or For the Three Months Ended June 30, 2005

Balance, beginning of period	$3,014	$2,258
Provision charged to operations	354	594
Loans charged-off
Commercial, financial and agricultural	(48)	(38)
Real estate-construction		—
Installment loans to individuals	(15)	(106)

Total charge-offs	(63)	(144)
Recoveries of loans previously charged-off	1	11

Balance, end of period	$3,306	$2,719

Allowance to loans	1.05%	1.17%
Net charge-offs to average loans	0.08%	0.01%
Non-accrual loans	$15	$17
Past due loans in excess of 90 days on accrual status	—	—
Other real estate owned	—	—

          The following table sets forth the change in the allowance for loan losses for the six months ended June 30, 2006 and 2005 (dollars in thousands).

	As of or For the Six Months Ended June 30, 2006	As of or For the Six Months Ended June 30, 2005

Balance, beginning of period	$2,719	$2,258
Provision charged to operations	697	594
Loans charged-off
Commercial, financial and agricultural	(117)	(38)
Real estate-construction	—	—
Installment loans to individuals	(15)	(106)

Total charge-offs	(132)	(144)
Recoveries of loans previously charged-off	21	11

Balance, end of period	$3,306	$2,719

Allowance to loans	1.05%	1.17%
Net charge-offs to average loans	0.08%	0.05%
Non-accrual loans	$15	$17
Past due loans in excess of 90 days on accrual status	—	—
Other real estate owned	—	—

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

          The following table shows the average balance amounts and the average rates paid on deposits held by for the six months ended June 30, 2006, and the year ended December 31, 2005 (dollars in thousands).

	June 30, 2006		December 31, 2005

	Amount	Rate	Amount	Rate

Demand deposit accounts	$20,400	—	$18,009	—
NOW accounts	25,614	1.91%	21,907	1.57%
Money market and savings accounts	57,178	3.72%	42,865	2.66%
Time deposits	186,300	4.21%	144,082	3.47%

Total deposits	$289,492	3.62%	$226,863	2.86%

          Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets.  Our core deposits were $191.3 million and $194.8 million as of June 30, 2006, and December 31, 2005, respectively.

          Our core deposits have decreased since December 31, 2005, primarily due to the relatively greater increase in brokered deposits since 2005 to fund activity in our Greenville and Columbia loan production offices.  We anticipate that we will be able to increase our core deposits with the opening of our Greenville branch and market headquarters during the first quarter of 2007.

          The maturity distribution of our time deposits of $100,000 or more as of June 30, 2006, is as follows (dollars in thousands):

As of June 30, 2006

Three months or less	$35,597
Over three through six months	36,878
Over six through twelve months	26,800
Over twelve months	20,539

Total	$119,814

Other Interest-Bearing Liabilities

          The following tables outline our various sources of borrowed funds for the six-month period ended June 30, 2006, and the year ended December 31, 2005, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods, the average balance for each period, and the average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

				Average for the Period

	Ending Balance	Period-End Rate	Maximum Balance	Balance	Rate

As of or for the Six Months Ended June 30, 2006
Federal Home Loan Bank advances	$31,969	4.59%	$36,655	$28,188	4.32%
Federal funds purchased	$6,311	5.50%	$14,171	$1,771	4.97%
Junior subordinated debentures	$13,403	7.46%	$13,403	$9,844	7.37%
As of or for the Period Ended December 31, 2005
Federal Home Loan Bank advances	$26,612	3.99%	$30,436	$27,966	3.31%
Federal funds purchased	$—	—	$5,836	$1,329	3.09%
Junior subordinated debentures	$6,186	7.33%	$6,186	$6,186	6.14%

Capital Resources

          Total shareholders’ equity increased from $22.0 million as of December 31, 2005, to $23.2 million as of June 30, 2006, as a result of the $1.6 million of net income earned during the first six months of 2006.  However, this increase was partially offset by the increase of $575,000 in the unrealized loss on securities available for sale during the six months to $1.2 million, net of income tax effect.

          As of June 30, 2006, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2005.  We believe that the deterioration in value is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to the availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.

          The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.”  On March 31, 2006, the Federal Reserve changed the definition of a “small bank holding company” to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule).  However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant non-banking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC.  Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.”  According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines.  In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company.  In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines.  Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets.  Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies.  Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

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

          The following table sets forth the bank’s and the company’s various capital ratios as of June 30, 2006, and December 31, 2005.  For all periods, the bank and the company met or exceeded its applicable regulatory requirements.

	As of June 30, 2006	As of December 31, 2005	To Be Considered “Well-Capitalized”

The Company
Total risk-based capital	12.83%	13.16%	N/A
Tier 1 risk-based capital	11.63%	11.92%	N/A
Leverage capital	10.17%	9.09%	N/A
The Bank
Total risk-based capital	11.30%	11.35%	10.00%
Tier 1 risk-based capital	10.24%	10.19%	6.00%
Leverage capital	8.72%	7.75%	5.00%

          Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next 18 to 24 months.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and losses, or a combination of these factors could change our capital position in a relatively short period of time.

          As of June 30, 2006, we had an outstanding commitment of approximately $1.8 million for the construction of the operations center at our corporate headquarters in Spartanburg.  We did not have any other significant commitments outstanding for capital expenditures.  However, we expect to begin construction on our Greenville market headquarters in the third quarter of 2006.  We anticipate related capital expenditures in the near future to be approximately $1.0 million.

          Since our inception, we have not paid cash dividends on our common stock.  Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank.  However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends.  All dividends are subject to prior approval of the Office of the Comptroller of the Currency and are payable only from the undivided profits of our bank.  We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006, and a 6% stock dividend on May 15, 2006.

Return on Average Equity and Assets

          The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six-month periods ended June 30, 2006 and 2005, and for the year ended December 31, 2005.

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005

Return on average assets	0.90%	1.01%	0.93%
Return on average equity	13.94%	17.72%	16.42%
Equity to assets ratio	6.02%	6.71%	5.10%

Effect of Inflation and Changing Prices

          The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements.  Rather, the statements have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States of America.

          Unlike most industrial companies, the assets and liabilities of financial institutions, such as our holding company and bank, are primarily monetary in nature.  Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general.  In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.  As discussed previously, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

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

          As of June 30, 2006, and December 31, 2005, we had issued commitments to extend credit of $96.5 million and $97.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $601,000 and $575,000 as of June 30, 2006, and December 31, 2005, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

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

          As of June 30, 2006, and December 31, 2005, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $5.8 million and $21.3 million, respectively, representing 1.5% and 6.48% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances.  Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.  The reduction in our liquid Assets since December 31, 2005, reflects the growth in our loan portfolio during this period with the increase in loan production from our Greenville, Daniel Island, and Columbia markets as a result of new loan production offices in these areas.

          We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits.  In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $27.5 million as of June 30, 2006.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs.

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

          The following tables set forth information regarding our interest rate sensitivity as of June 30, 2006, and December 31, 2005.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	As of June 30, 2006

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$56	$—	$—	$—	$56
Investment securities	2,270	7,610	17,762	23,280	50,922
Loans	195,201	34,095	79,319	8,310	316,925

Total interest-earning assets	$197,527	$41,705	$97,081	$31,590	$367,903

Interest-bearing liabilities:
NOW accounts	$10,928	$—	$18,607	$—	$29,535
Money market and savings	42,440	—	14,911	—	$57,351
Time deposits	59,266	77,751	65,022	—	$202,039
FHLB advances	4,100	6,000	21,869	—	$31,969
Junior subordinated debentures	13,403	—	—	—	$13,403

Total interest-bearing liabilities	$130,137	$83,751	$120,409	$—	$334,297

Period gap	$67,390	$(42,046)	$(23,328)	$31,590	33,606
Cumulative gap	$67,390	$25,344	$2,016	$33,606	33,606
Ratio of cumulative gap to total interest-earning assets	18.31%	6.88%	0.54%	9.13%

	As of December 31, 2005

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$18,615	$—	$—	$—	$18,615
Investment securities	3,521	10,140	13,690	17,800	45,151
Loans	191,288	29,442	27,160	3,911	251,801

Total interest-earning assets	$213,424	$39,582	$40,850	$21,711	$315,567

Interest-bearing liabilities:
NOW accounts	$9,564	$—	$16,284	$—	$25,848
Money market and savings	40,516	—	12,163	—	52,679
Time deposits	54,243	53,253	67,293	—	174,789
FHLB advances	—	5,850	20,762	—	26,612
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$110,509	$59,103	$116,502	$—	$286,114

Period gap	$102,915	$(19,521)	$(75,652)	$21,711	$29,453
Cumulative gap	$102,915	$83,394	$7,742	$29,453	$29,453
Ratio of cumulative gap to total interest-earning assets	32.61%	26.42%	2.45%	9.33%

Market Risk

          Market risk is the risk of loss from adverse changes in market prices and rates that principally arise from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business.   We actively monitor and manage our interest rate risk exposure.

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

          As of June 30, 2006, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 156 will have on its financial position, results of operations and cash flows.

          Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

          See “Liquidity” and “Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.      Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006, or in other factors that could significantly affect our internal controls over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

          None

Item 3.      Defaults Upon Senior Securities.

          None

Item 4.      Submission of Matters to a Vote of Security Holders.

Our Bylaws provide that the Board of Directors shall be divdied into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting.  The Class I directors were re-elected at the annual meeting, held on April 18, 2006, to a three-year term and the election results were recorded in the company’s minute book from the annual meeting of shareholders.  There were 2,494,618 votes cast during the election.  The votes represented 79.11% of total shares outstanding.  All votes were cast for the election of the directors.  No votes were withheld and no votes abstained.

The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam.  The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman.  The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr.  The terms of the Class II directors will expire in 2007 and the terms of the Class III directors will expire at the 2008 Annual Shareholder’s Meeting.

There were no other matters voted on by the company’s shareholders at our annual meeting held on April 18, 2006.

Item 5.   Other Information.

          None

Item 6.   Exhibits.

10.1	Contract dated June 5, 2006, between First National Bank of Spartanburg, and Roebuck Buildings Co.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

          Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: August 14, 2006	By:	/s/ Jerry L. Calvert

Jerry L. Calvert
Principal Executive Officer

Date: August 14, 2006	By:	/s / Kitty B. Payne

Kitty B. Payne
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Contract dated June 5, 2006, between First National Bank of Spartanburg and Roebuck Buildings Co.

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.