Form 10-Q
period 2006-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2006-11-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 1, 2006, 3,458,416 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$4,813	$2,691
Interest-bearing bank balances	2,012	1,937
Federal funds sold	—	16,678
Securities available for sale	57,751	45,151
Loans, net of allowance for loan losses of $3,543 and $2,719, respectively	336,435	248,686
Premises and equipment, net	5,851	4,977
Other	11,158	8,559

Total assets	$418,020	$328,679

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Non-interest-bearing	$29,018	$18,379
Interest-bearing	301,463	253,316

Total deposits	$330,481	$271,695

FHLB advances	$46,073	$26,612
Junior subordinated debentures	13,403	6,186
Accrued expenses and other liabilities	2,619	2,157

Total liabilities	$392,576	$306,650

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized, 3,458,416 and 3,130,767 shares issued and outstanding, respectively	34	31
Additional paid-in capital	22,615	18,189
Unearned ESOP shares	(599)	(599)
Retained earnings	3,978	5,080
Accumulated other comprehensive loss	(584)	(672)

Total shareholders’ equity	$25,444	$22,029

Total liabilities and shareholders’ equity	$418,020	$328,679

Share amounts reflect the 3 for 2 stock split distributed on January 18, 2006.

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

Interest income:
Loans	$6,940	$4,151	$18,458	$10,853
Taxable securities	540	311	1,400	937
Nontaxable securities	84	67	239	188
Federal funds sold & other	58	158	267	214

Total interest income	7,622	4,687	20,364	12,192

Interest expense:
Deposits	3,197	1,854	8,433	4,422
FHLB advances	468	259	1,077	651
Junior subordinated debentures	257	93	620	267
Federal funds purchased	45	—	89	41

Total interest expense	3,967	2,206	10,219	5,381

Net interest income	3,655	2,481	10,145	6,811
Provision for loan losses	243	74	940	506

Net interest income after provision for loan losses	3,412	2,407	9,205	6,305

Non-interest income:
Service charges and fees on deposit accounts	290	255	799	720
Gain on sale of guaranteed portion of SBA loans	45	107	128	203
Loan service charges and fees	67	46	159	130
Gain on sale of securities available for sale	—	—	32	—
Other	69	79	280	246

Total non-interest income	471	487	1,398	1,299

Non-interest expense:
Salaries and employee benefits	1,302	970	3,757	2,628
Occupancy and equipment expense	257	179	749	482
Data processing and ATM expense	153	115	436	345
Public relations	139	80	438	264
Telephone and supplies	61	50	215	142
Professional fees	49	66	182	177
Other	243	199	675	525

Total non-interest expense	2,204	1,659	6,452	4,563

Income before income taxes	1,679	1,235	4,151	3,041
Provision for income taxes	596	423	1,467	1,037

Net income	$1,083	$812	$2,684	$2,004

Net income per share:
Basic	$0.32	$0.28	$0.80	$0.70

Diluted	$0.27	$0.23	$0.67	$0.56

Weighted average shares outstanding:
Basic	3,374,422	2,868,194	3,349,601	2,867,429
Diluted	4,012,821	3,617,243	4,010,519	3,612,847

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, and the 6% stock dividend distributed on May 15, 2006.

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the nine months ended September 30, 2006 and 2005
(in thousands except share amounts, unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity

	Shares	Amount

Balance, December 31, 2004	2,704,269	$27	$11,810	$—	$2,245	$(170)	$13,912
Grant of employee stock options	—	—	24	—	—	—	24
Proceeds from exercise of employee stock options	1,575	—	12	—	—	—	12
Comprehensive income:
Net income	—	—	—	—	2,004	—	2,004
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $94		—	—	—	—	(180)	(180)

Total comprehensive income/(loss)	—	—	—	—	—	—	1,824

Balance, September 30, 2005	2,705,844	$27	$11,846	$—	$4,249	$(350)	$15,772

Balance, December 31, 2005	3,130,767	$31	$18,189	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options	—	—	56	—	—	—	56
Proceeds from exercise of employee options/director stock warrants	139,999	1	590	—	—	—	591
Shares issued from stock dividend	187,650	2	3,784	—	(3,786)		—
Cash paid in lieu of fractional shares			(4)				(4)
Comprehensive income:
Net income	—	—	—	—	2,684	—	2,684
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $56	—	—	—	—	—	109	109
Less: reclassification adjustment for gains included in net income, net of income tax of $11	—	—	—	—	—	(21)	(21)

Total comprehensive income/(loss)	—	—	—	—	—	—	2,772

Balance, September 30, 2006	3,458,416	$34	$22,615	$(599)	$3,978	$(584)	$25,444

Share amounts for December 31, 2004, and September 30, 2005, have been retroactively restated to reflect the 3 for 2 stock split distributed on January 18, 2006.
See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005
(in thousands) (unaudited)

	2006	2005

Cash flows from operating activities:
Net income	$2,684	$2,004
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	940	506
Depreciation	293	202
Premium amortization, net	36	67
Earnings on bank owned life insurance, net	(79)	(75)
Gain on sale of securities available for sale	(32)	—
Gain on sale of guaranteed portion of SBA loans	(128)	(203)
Origination of residential mortgage loans held for sale	(14,291)	(7,524)
Proceeds from sale of residential mortgage loans held for sale	14,235	7,139
Compensation expense for employee stock options granted	56	24
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(979)	(677)
Accrued expenses and other liabilities	380	551

Net cash provided by operating activities	3,115	2,013

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	4,715	4,627
Proceeds from sale of securities available for sale	2,074	—
Purchases of securities available for sale	(19,260)	(13,967)
Proceeds from sale of guaranteed portion of SBA loans	2,113	3,333
Loan originations, net of principal collections	(90,571)	(48,622)
Investment in common securities of Trusts	(217)	—
Net purchases of premises and equipment	(1,167)	(525)
Purchase of FHLB and other stock	(1,334)	(744)
Redemption of FHLB and other stock	—	185

Net cash used by investing activities	(103,647)	(55,713)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	7,217	—
Increase in FHLB advances	28,400	14,100
Repayment of FHLB advances	(8,939)	(7,070)
Proceeds from exercise of employee stock options/director stock warrants	591	12
Cash paid in lieu of fractional shares	(4)	—
Net increase in deposits	58,786	56,620

Net cash provided by financing activities	86,051	63,662

Net increase/(decrease) in cash and cash equivalents	(14,481)	9,962
Cash and cash equivalents, beginning of year	21,306	3,284

Cash and cash equivalents, end of period	$6,825	$13,246

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
September 30, 2006

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

          In January 2006, we opened a loan production office in Columbia, South Carolina and in February 2006, we added the Daniel Island loan production office to our Charleston market operations.  In September 2006, we opened our fifth full-service branch, our first in the Greenville market.  This branch is currently housed in a temporary location until the construction of the permanent branch and market headquarters on Pelham Road in Greenville is completed in early 2007.  Upon completion, First National Business Capital will relocate to this facility.

          We have also filed an application with the Office of the Comptroller of the Currency to open our sixth full-service branch at 140 East Bay Street in downtown Charleston, South Carolina.

          We have increased our regulatory capital base to support our growth and expansion.  We received $6.3 million in proceeds, after deducting expenses, from a best efforts offering of our common stock that began in October 2005 and was completed in December 2005.  We received $7.0 million in proceeds on March 29, 2006, from a pooled trust preferred securities offering.  Following these two transactions, our consolidated regulatory capital was approximately $39 million as of March 31, 2006.

Basis of Presentation

          The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The accompanying unaudited, consolidated financial statements as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005, are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of September 30, 2006, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005, have been included.

          Operating results for the nine-month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other interim period.  For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006.

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

Cash and Cash Equivalents

          In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank balances”, and “Federal funds sold.”   Cash paid for interest during the nine months ended September 30, 2006 and 2005, totaled $10.0 million and $5.5 million, respectively.  Cash paid for income taxes during the nine months ended September 30, 2006 and 2005, totaled $2.0 million and $1.1 million, respectively.  Non-cash investing activities for the nine months ended September 30, 2006 and 2005, included $109,000 of an unrealized gain and $180,000 of unrealized losses on available for sale securities, net of income tax, respectively.

Note 2 – Earnings per Share

          The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the three-month and nine-month periods ended September 30, 2006 and 2005  (dollars in thousands).

	Three Months Ended September 30,

	2006		2005

	BASIC	DILUTED	BASIC	DILUTED

Net income	$1,083	$1,083	$812	$812
Grant of employee stock options	—	—	8	8

Adjusted Net income	$1,083	$1,083	$820	$820

Weighted average shares outstanding	3,374,422	3,374,422	2,868,194	2,868,194
Effect of Dilutive Securities:
Stock options & warrants	—	638,399	—	749,049

	3,374,422	4,012,821	2,868,194	3,617,243

Per share amount	$0.32	$0.27	$0.28	$0.23

	Nine Months Ended September 30,

	2006		2005

	BASIC	DILUTED	BASIC	DILUTED

Net income	$2,684	$2,684	$2,004	$2,004
Grant of employee stock options	—	—	24	24

Adjusted Net income	$2,684	$2,684	$2,028	$2,028

Weighted average shares outstanding	3,349,601	3,349,601	2,867,429	2,867,429
Effect of Dilutive Securities:
Stock options & warrants	—	660,918	—	745,418

	3,349,601	4,010,519	2,867,429	3,612,847

Per share amount	$0.80	$0.67	$0.70	$0.56

          Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants.  The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share.  The average dilutive shares have been computed utilizing the “treasury stock” method and adjusted for the 3 for 2 stock split and 6% stock dividend distributed on January 18, 2006, and May 15, 2006, respectively.

Note 3 - Stock Compensation Plans

          On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans.  We previously accounted for our stock compensation plans under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation, which are consistent with the provisions of SFAS No. 123 (R) but allowed us to use the prospective method of adoption since we did so by December 31, 2003.  Prior to our adoption of SFAS No. 148, we utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our stock options granted in years prior to 2003 because the option exercise price in our plans equals the market price on the date of grant.  Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.  Since January 1, 2003, we used the fair value method to record the compensation expense for stock options granted after January 1, 2003, over the vesting period of these grants under the prospective method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net income as reported	$1,083	$812	$2,684	$2,004
Add: Stock-based employee compensation expense included in reported net income	18	8	56	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(18)	(24)	(56)	(71)

Pro forma net income including stock-based compensation cost based on fair-value method	$1,083	$796	$2,684	$1,957

Earnings per share:
Basic—as reported	$0.32	$0.28	$0.80	$0.70

Basic—pro forma	$0.32	$0.28	$0.80	$0.68

Diluted—as reported	$0.27	$0.23	$0.67	$0.56

Diluted—pro forma	$0.27	$0.22	$0.67	$0.54

          The weighted average fair value per share of options granted in the three-month periods ended September 30, 2006 and 2005, amounted to $8.45 and $13.52, respectively.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants:  weighted average expected volatility of 31.89% and 39.46% for the quarters ended September 30, 2006 and 2005, respectively; weighted average risk-free interest rate of 5.25% and 3.25% for the quarters ended September 30, 2006 and 2005, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion reviews our results of operation for the three-month and nine-month periods ended September 30, 2006, as compared to the three-month and nine-month periods ended September 30, 2005.  This discussion also analyzes our financial condition as of September 30, 2006, as compared to December 31, 2005.  These comments should be read in conjunction with our condensed, consolidated, unaudited financial statements and accompanying footnotes appearing elsewhere in this report.

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

          In September 2006, we opened our fifth full-service branch and market headquarters in Greenville, South Carolina.  This branch is currently housed in a temporary location until the construction of the permanent building on Pelham Road in Greenville is completed in early 2007.  Upon completion, First National Business Capital will relocate to this facility.

          We have also filed an application with the Office of the Comptroller of the Currency to open our sixth full-service branch at 140 East Bay Street in downtown Charleston, South Carolina.

          We began construction on the expansion of our 15,000 sq. ft. corporate headquarters building located in Spartanburg during September 2006.  This 14,500 sq. ft. expansion is expected to be completed during the first quarter of 2007.

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

          In addition to earning interest on our loans and investments, we earn income through other sources, such as surcharges and fees we charge our customers, and income from the sale and or servicing of financial assets, such as loans and investments.  We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

          The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included in this report and our other filings with the Securities and Exchange Commission.

Critical Accounting Policies

          We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005, as filed in our annual report on Form 10-KSB.

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

Effects of Economic Trends

          Since July 2004, the Federal Reserve has increased interest rates 17 times for a total of 425 basis points which has positively impacted our net interest margin during this period.  While the Federal Reserve has paused this two-year campaign of rising interest rates, many economists believe that the Federal Reserve will keep the federal funds rate steady through mid-2007 in response to the upward drift in core consumer inflation for March through June of this year with levels reported in the fourth quarter of 2006 above the Fed’s comfort zone of 1-2%.  Annualized GDP growth has slowed for the year with the main drag being the downturn in residential construction.  In addition, the outlook in certain international regions remains a risk to the U.S. forecast.

          The following discussion includes our analysis of the effect we anticipate these changes in interest rates will have on our financial condition.  However, no assurance can be given that the Federal Reserve will actually raise and lower rates as predicted interest rates or that the results we anticipate will actually occur.

Results of Operations

Income Statement Review

Summary

Three months ended September 30, 2006 and 2005

          Our net income was $1.1 million, or $0.27 per diluted share, for the quarter ended September 30, 2006, as compared with $812,000, or $0.23 per diluted share, for the quarter ended September 30, 2005.  The $288,000, or 35.5%, increase in net income resulted primarily from an increase of $1.2 million, or 47.3%, in net interest income over the same period in 2005, net of an increase of $545,000, or 32.9%, in non-interest expense over the three-month period ended September 30, 2005, an increase of $169,000, or 228.4%, in the provision for loan losses over the same period in 2005 and an increase of $173,000, or 40.9%, in income tax expense.  The increase in the provision for loan losses is primarily due to the 45.3% growth in the loan portfolio and a one time reduction of $116,000 in the third quarter of 2005 to reflect an adjustment in the allowance for loan losses as a percentage of loans outstanding.

          Our return on average assets of 1.09% for the quarter ended September 30, 2006, was consistent with the return on average assets of 1.09% for the same period in 2005.

          Our return on average equity decreased by 14.8% from 21.0% for the quarter ended September 30, 2005, to 17.9% for the quarter ended September 30, 2006.  This decrease is primarily due to the increase in average equity from year to year due to $6.3 million in net proceeds received from the completion of the secondary stock offering completed in December 2005.

          Our efficiency ratio improved 4.4% from 55.90% for the three months ended September 30, 2005, to 53.44% for the three-months ended September 30, 2006.  This improvement is primarily due to net interest income increasing at a higher rate than our overhead expenses.

Nine months ended September 30, 2006 and 2005

          Our net income was $2.7 million, or $0.67 per diluted share, for the nine months ended September 30, 2006, as compared to $2.0 million, or $0.56 per diluted share, for the nine months ended September 30, 2005.  The $700,000, or 35.0%, increase in net income resulted primarily from an increase of $3.3 million, or 48.5%, in net interest income over the same period in 2005, net of an increase in non-interest expense of $1.9 million, an increase of $434,000 in the provision for loan losses, an increase in non-interest income of $99,000, and an increase of $430,000 in income tax expense.

          Our return on average assets decreased slightly from 0.99% for the nine months ended September 30, 2005, to 0.97% for the nine months ended September 30, 2006, as a result of our average assets growth of 36.6% outpacing our net income growth of 33.9% during the first nine months of 2006 over the first nine months of 2005 primarily due to the $7.0 million received from the pooled trust preferred securities offering in March 2006 which carry a relatively higher funding cost than the existing cost of funds for our bank..

          Our return on average equity decreased 15.0% from 18.00% for the nine months ended September 30, 2005, to 15.30% for the same period in 2006.  This decrease is primarily due to the increase in average equity from year to year due to $6.3 million in net proceeds received from the completion of the secondary stock offering completed in December 2005.

          Our efficiency ratio improved slightly from 56.30% for the nine months ended September 30, 2005, to 55.90% for the same period in 2006, as net income and other income increased at a higher rate than our overhead expenses.

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

Three months ended September 30, 2006 and 2005

          Our net interest income increased $1.2 million, or 48.0%, to $3.7 million for the quarter ended September 30, 2006, from $2.5 million for the same period in 2005.  The growth in net interest income resulted from an increase of $2.9 million in interest income to $7.6 million for the quarter ended September 30, 2006, from $4.7 million for the same period in 2005, partially offset by an increase of $1.8 million in interest expense for the quarter ended September 30, 2006, from the same period in 2005.

          The continued growth of our loan portfolio is the primary driver of the increase in our net interest income.  During the quarter ended September 30, 2006, our average loan portfolio increased 40.8%, or $94.4 million, over the same period in 2005.  Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.  As of September 30, 2006, loans represented 81.3% of total assets while investments and federal funds sold represented 13.8% of total assets.

          Our net interest income has also been positively influenced by the increase in our net interest margin following the 17 increases in the prime rate of interest since 2004 for a total of 425 basis points.  Since we are asset-sensitive over a one-year time period, our net interest income on our existing earning asset base increases when the prime rate rises.

          The following table sets forth, for the quarters ended September 30, 2006 and 2005, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Three Months Ended September 30,

	2006			2005

	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*

Loans	$325,639	$6,940	8.52%	$231,205	$4,151	7.18%
Investment securities	54,549	624	4.58%	38,649	378	3.91%
Federal funds sold and other	3,824	58	6.07%	17,700	158	3.57%

Total interest-earning assets	$384,012	$7,622	7.94%	$287,554	$4,687	6.52%

Time deposits	$206,741	$2,420	4.68%	$156,226	$1,448	3.71%
Savings & money market	57,756	607	4.20%	46,178	318	2.75%
NOW accounts	28,601	170	2.38%	21,950	88	1.60%
FHLB advances	37,645	468	4.97%	30,206	259	3.43%
Junior subordinated debentures	13,403	257	7.67%	6,186	93	6.01%
Federal funds purchased	2,999	45	6.00%	—	—	—

Total interest-bearing liabilities	$347,145	$3,967	4.57%	$260,746	$2,206	3.38%

Net interest spread			3.37%			3.14%
Net interest income/ margin		$3,655	3.81%		$2,481	3.45%
Non-interest-bearing demand deposits	$23,542			$19,807

*Annualized for the three-month period

          Our net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.37% for the quarter ended September 30, 2006, compared to 3.14% for the quarter ended September 30, 2005.

          Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.81% for the quarter ended September 30, 2006, as compared to 3.45% for the quarter ended September 30, 2005.

          During the quarter ended September 30, 2006, earning assets averaged $384.0 million, compared to $287.5 million for the same period in 2005.  Average interest earning assets exceeded average interest bearing liabilities by $36.9 million and $26.9 million for the quarters ended September 30, 2006 and 2005, respectively.  Our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2006 period resulted from the proceeds from the secondary offering that was completed in the fourth quarter of 2005.

          The increase in our net interest spread and our net interest margin from the quarter ended September 30, 2005, to the quarter ended September 30, 2006, was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the 17 increases in the prime rate since 2004.  In addition, the higher yielding loan portfolio increased from 80.4% to 84.8% as a percentage of average earning assets from 2005 to 2006.

Nine months ended September 30, 2006 and 2005

          Our net interest income for the nine months ended September 30, 2006, increased 48.5% to $10.1 million from $6.8 million, or by $3.3 million over the same period in 2005.  This increase resulted primarily due to interest income increasing $8.2 million, or 67.2% for the nine months ended September 30, 2006, over the same period in 2005.  This increase was partially offset by a $4.8 million, or 88.9% increase in interest expense over the same period.  The increase in net interest income is also related to the impact of higher average earning assets and interest-bearing liabilities, as well as the result of higher interest rates on both interest-earning assets and interest-earning liabilities.

The following table sets forth, for the nine months ended September 30, 2006 and 2005, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Nine Months Ended September 30,

	2006			2005

	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*

Loans	$299,870	$18,458	8.21%	$214,294	$10,853	6.75%
Investment securities	49,683	1,640	4.40%	38,084	1,125	3.94%
Federal funds sold and other	7,015	266	5.06%	8,209	214	3.48%

Total interest-earning assets	$356,568	$20,364	7.61%	$260,587	$12,192	6.24%

Time deposits	$193,188	$6,348	4.38%	$138,406	$3,422	3.30%
Savings & money market	57,372	1,670	3.88%	41,375	760	2.45%
NOW accounts	26,620	414	2.07%	21,220	240	1.51%
FHLB advances	31,382	1,078	4.58%	27,519	651	3.15%
Junior subordinated debentures	11,050	620	7.48%	6,186	267	5.75%
Federal funds purchased	2,185	89	5.43%	1,709	41	3.20%

Total interest-bearing liabilities	$321,797	$10,219	4.23%	$236,415	$5,381	3.03%

Net interest spread			3.38%			3.21%
Net interest income/ margin		$10,145	3.79%		$6,811	3.48%
Non-interest-bearing demand deposits	$21,478			$17,435

*Annualized for the nine-month period

          Our net interest spread was 3.38% for the nine months ended September 30, 2006, compared to 3.21% for the nine months ended September 30, 2005.

          Our consolidated net interest margin was 3.79% for the nine months ended September 30, 2006, as compared to 3.48% for the nine months ended September 30, 2005.

          During the nine months ended September 30, 2006, earning assets averaged $356.6 million, compared to $260.6 million for the same period in 2005.  Average interest earning assets exceeded average interest bearing liabilities by $34.8 million and $24.2 million for the nine months ended September 30, 2006 and 2005, respectively.  Our higher level of average interest-earning assets compared to interest-bearing liabilities in the nine months ended September 30, 2006, resulted primarily from the proceeds of $6.3 million from the secondary stock offering that was completed in the fourth quarter of 2005 and the $7.0 million in proceeds received from the pooled trust preferred securities offering completed in March of 2006.

          The increase in our net interest spread and our net interest margin for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the 17 increases in the prime rate for a total of 425 basis points since 2004.  In addition, the higher yielding loan portfolio increased as a percentage of average earning assets from 2.2% for the nine months ended September 30, 2005, to 84.1% for the nine months ended September 30, 2006.

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

	Three Months Ended

	September 30, 2006 vs. 2005 Increase (Decrease) Due to			September 30, 2005 vs. 2004 Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets
Federal funds sold and other	$(124)	24	$(100)	$82	60	$142
Investment securities	156	90	$246	16	(16)	—
Loans(1)	1,695	1,094	$2,789	840	941	1,781

Total interest-earning assets	$1,727	1,208	$2,935	$938	$985	$1,923

Interest-Bearing Liabilities
Deposits	$575	768	$1,343	$232	714	$946
FHLB advances	64	145	209	75	122	197
Junior subordinated debentures	108	56	164	—	26	26
Federal funds purchased	0	45	45	(5)	—	(5)

Total interest-bearing liabilities	$747	1,014	$1,761	$302	$862	$1,164

Net interest income	$980	$194	$1,174	$636	$123	$759

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

	Nine Months Ended

	September 30, 2006 vs. 2005 Increase (Decrease) Due to			September 30, 2005 vs. 2004 Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets
Federal funds sold and other	$(40)	92	$52	$63	$100	$163
Investment securities	343	172	515	94	(35)	59
Loans(1)	4,333	3,272	7,605	2,461	2,189	4,650

Total interest-earning assets	$4,636	3,536	$8,172	$2,618	$2,254	$4,872

Interest-Bearing Liabilities
Deposits	1,706	2,304	$4,010	$533	$1,459	$1,992
FHLB advances	91	336	427	206	293	499
Junior subordinated debentures	11	37	48	48	67	115
Federal funds purchased	210	143	353	13	22	35

Total interest-bearing liabilities	2,018	2,820	$4,838	$800	$1,841	$2,641

Net interest income	$2,618	$716	$3,334	$1,818	$413	$2,231

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

Provision for Loan Losses

          We have established an allowance for loan losses through a provision for loan losses charged as a non-cash expense to our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, respectively, as the number of loan customers increases in our growing branch network and loan production offices.  Please see the discussion below under “Provision and Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Three months ended September 30, 2006 and 2005

          Our provision for loan losses was $243,000 for the three months ended September 30, 2006, and $74,000 for the same period in 2005.  The increase in the volume of the loan portfolio of 45.3% added to our allowance for loan losses for the quarter ended September 30, 2006.  In addition, a portion of the increase in the provision for loan losses since 2005 is due to a one-time reduction of $116,000 during the third quarter of 2005 to reflect an adjustment in the allowance for loan losses as a percentage of loans outstanding.  Net charge-offs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  Management continues to review and evaluate the adequacy of the allowance for loan losses given the size, mix, and quality of the current loan portfolio.

Nine months ended September 30, 2006 and 2005

          Our provision for loan losses was $940,000 for the nine months ended September 30, 2006, and $506,000 for the same period in 2005.  The additional provision for charged-off loans, net of recoveries, as well as the increase in the volume of the loan portfolio of 45.3%, added to our allowance for loan losses for the nine months ended September 30, 2006.  In addition, a portion of the increase in the provision for loan losses since 2005 is due to reductions during 2005 to reflect an adjustment in the allowance for loan losses as a percentage of loans outstanding.  The reductions reduced the percentage of allowance for loan losses from 1.20% of gross loans outstanding as of December 31, 2004, to 1.08% of gross loans outstanding as of September 30, 2006.  Net charge-offs as a percentage of average loans have consistently been below industry averages since the bank’s inception.  Management continues to review and evaluate the adequacy of the allowance for loan losses given the size, mix, and quality of the current loan portfolio.

Non-interest Income

Three months ended September 30, 2006 and 2005

          The following table sets forth information related to our non-interest income for the three months ended September 30, 2006 and 2005 (dollars in thousands).

	For the Three Months Ended September 30,

	2006	2005

Service charges and fees on deposit accounts	$290	$255
Gain on sale of guaranteed portion of SBA loans	45	107
Loan service charges and fees	67	46
Other	69	79

Total non-interest income	$471	$487

          Non-interest income for the three months ended September 30, 2006, was $471,000, a net decrease of 3.3% compared to non-interest income of $487,000 during the same period in 2005.  This decrease is primarily related to the timing of income earned on the sale of the guaranteed portion of SBA loans.

          The decrease of $16,000 from 2005 to 2006 in non-interest income was partially offset by increases in service charges and fees on deposit accounts of $35,000 and $21,000 in loan service charges and fees resulting from the growth in the number of deposit and loan accounts, respectively.

Nine months ended September 30, 2006 and 2005

          The following table sets forth information related to our non-interest income for the nine months ended September 30, 2006 and 2005 (dollars in thousands).

	For the Nine Months Ended September 30,

	2006	2005

Service charges and fees on deposit accounts	$799	$720
Gain on sale of guaranteed portion of SBA loans	128	203
Loan service charges and fees	159	130
Gain on sale of investment securities	32	—
Other	280	246

Total non-interest income	$1,398	$1,299

          Non-interest income for the nine months ended September 30, 2006, was $1.4 million, a net increase of 7.7% compared to non-interest income of $1.3 million for the nine months ended September 30, 2005.

          The increase in non-interest income of $174,000, which was primarily due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts, was offset by a decrease in the gain on the guaranteed portion of SBA loans of $75,000 since 2005 due to the timing of income received and earned on the sale of the guaranteed potion of these loans.

Non-interest Expenses

Three months ended September 30, 2006 and 2005

          The following table sets forth information related to our non-interest expense for the three months ended September 30, 2006 and 2005 (dollars in thousands).

	For the Three Months Ended September 30,

	2006	2005

Salaries and employee benefits	$1,302	$970
Occupancy and equipment expense	257	179
Data processing and ATM expense	153	115
Public relations	139	80
Telephone and supplies	61	50
Professional fees	49	66
Other	243	199

Total non-interest expense	$2,204	$1,659

          Non-interest expense was $2.2 million for the three months ended September 30, 2006, as compared to $1.7 million for the three months ended September 30, 2005, an increase of 29.4%.  The majority of the increased expenditures reflects the cost of salaries and other variable expenses that have increased to support our growth.

          The most significant item included in non-interest expense is salaries and employee benefits, which totaled $1.3 million for the three months ended September 30, 2006, as compared to $970,000 for the same period in 2005, an increase of 34.0%.

          Occupancy and equipment expense increased to $257,000 for the three months ended September 30, 2006, from $179,000 for the same period in 2005, or an increase of 43.6%.  This increase is a result of opening the additional loan production offices in Columbia and Daniel Island during January and February of 2006 and converting the Mount Pleasant loan production office to a full-service branch in October of 2005.

          Data processing and ATM expense increased by 33.0% to $153,000 for the three months ended September 30, 2006, as compared to $115,000 for the three months ended September 30, 2005.  A majority of the increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

          Public relations expense increased by $59,000, or 73.7%, to $139,000 for the three months ended September 30, 2006, as compared to $80,000 for the same period in 2005, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston and Columbia markets.  In addition, we began to incur listing fees for our stock after it began trading on the NASDAQ Global Market in November of 2005.

          Included in the line item “other,” which increased 22.1% to $243,000 from $199,000, for the three months ended September 30, 2006, as compared to the same period in 2005, are charges for insurance premiums, fees paid to our board of directors and our newly formed board in the Charleston market, as well as postage, printing and stationery expense, and various customer-related expenses.

          Although we recognize the importance of controlling non-interest expenses to improve profitability, we are also committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Nine months ended September 30, 2006 and 2005

          The following table sets forth information related to our non-interest expense for the nine months ended September 30, 2006 and 2005 (dollars in thousands).

	For the Nine Months Ended September 30,

	2006	2005

Salaries and employee benefits	$3,757	$2,628
Occupancy and equipment expense	749	482
Data processing and ATM expense	436	345
Public relations	438	264
Telephone and supplies	215	142
Professional fees	182	177
Other	675	525

Total non-interest expense	$6,452	$4,563

          Non-interest expense was $6.4 million for the nine months ended September 30, 2006, as compared to $4.6 million for the nine months ended September 30, 2005, an increase of 39.1%.  The majority of the increased expenditures reflects the cost of salaries and other variable expenses that have increased to support our growth and infrastructure.

          The most significant item included in non-interest expense is salaries and employee benefits, which totaled $3.8 million for the nine months ended September 30, 2006, as compared to $2.6 million for the same period in 2005, an increase of 46.1%, or $1.2 million.

          Occupancy and equipment expense increased to $749,000 for the nine months ended September 30, 2006, from $482,000 for the same period in 2005, or an increase of 55.4%.  This increase is a result of opening the additional loan production offices in Columbia and Daniel Island during January and February of 2006 and converting the Mount Pleasant loan production office to a full-service branch in October of 2005.  In addition, we relocated our operations staff to a temporary facility in Spartanburg during April of 2005 as we prepared to expand our main office in Spartanburg to accommodate these staff as well as support future growth.

          Data processing and ATM expense increased by $91,000, or 26.4%, to $436,000 for the nine months ended September 30, 2006, as compared to $345,000 for the nine months ended September 30, 2005.  A majority of the increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

          Public relations expense increased by 65.9%, or $174,000, to $438,000 for the nine months ended September 30, 2006, as compared to $264,000 for the same period in 2005, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston and Columbia markets.  In addition, we began to incur listing fees for our stock after it began trading on the NASDAQ Global Market in November 2005.

           Included in the line item “other,” which increased $150,000, or 28.6%, for the nine months ended September 30, 2006, compared to the same period in 2005, are charges for insurance premiums, fees paid to our board of directors and our newly formed board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses.

          A majority of the increases in these expenditures reflects the costs of additional personnel hired to support our growth, including branch staff for the Mount Pleasant office which opened in late October 2005, additional lenders in the Spartanburg and Columbia markets, as well as staff in the loan and deposit operation functions to support the continued growth in all markets.  The increased costs are also associated with growth in customer transaction processing due to the increase in our customer base.

          Although we recognize the importance of controlling non-interest expenses to improve profitability, we are also committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Provision for Income Taxes

          Income tax expense can be analyzed as a percentage of net income before income taxes.  The following discussion sets forth information related to our income tax expense for the three-month and nine-month periods ended September 30, 2006 and 2005.

Three months ended September 30, 2006 and 2005

          The following table sets forth information related to our income tax expense for the three months ended September 30, 2006 and 2005 (dollars in thousands).

	For the Three Months Ended September 30,

	2006	2005

Net income before income taxes	$1,679	$1,235
Provision for income taxes	596	423
Effective income tax rate	35.5%	34.2%

          The increase in the effective income tax rate from the quarter ended September 30, 2005, to the respective period in 2006, occurred due to the relative increase in fully taxable income during the year.  Fully taxable income, such as interest income on loans, government agency investments and non-interest income from fees and charges, experienced much greater percentage increases from the three months ended September 30, 2005, to the three months ended September 30, 2006, than tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts.

Nine months ended September 30, 2006 and 2005

          The following table sets forth information related to our income tax expense for the nine months ended September 30, 2006 and 2005 (dollars in thousands).

	For the Nine Months Ended September 30,

	2006	2005

Net income before income taxes	$4,151	$3,041
Provision for income taxes	1,467	1,037
Effective income tax rate	35.3%	34.1%

          The increase in the effective income tax rate from the nine months ended September 30, 2005, to the respective period in 2006, occurred due to the relative increase in fully taxable income during the year.  Fully taxable income, such as interest income on loans, government agency investments and non-interest income from fees and charges, experienced much greater percentage increases from the nine months ended September 30, 2005, to the nine months ended September 30, 2006, than tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts.

Balance Sheet Review

General

          Total assets as of September 30, 2006, were $418.0 million, an increase of $89.3 million, or 27.2%, over total assets of $328.7 million as of December 31, 2005.  This consisted principally of loans, net of loan loss allowance, of $336.4 million; securities available for sale of $57.7 million; property, at cost less accumulated depreciation, of $5.8 million; $4.9 million in cash and due from banks and other assets of $18.0 million, consisting primarily of $2.9 million in bank-owned life insurance contracts, $3.5 million in stock investments in the Federal Home Loan Bank (FHLB), The Bankers Bank, and the Federal Reserve Bank and $2.1 million in interest receivable on earning assets, such as loans and investments.  As of September 30, 2006, our bank’s loan portfolio consisted primarily of $257.2 million of commercial real estate loans, $39.2 million of commercial business loans and $43.6 million of consumer and home equity loans.

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

          Our total liabilities as of September 30, 2006, were $392.6 million, which is an increase of $86.0 million, or 28.0%, over liabilities as of December 31, 2005, of $306.7 million and consisted principally of deposits of $330.5 million, $46.1 million in FHLB advances and $13.4 million in junior subordinated debentures.  The increase of $7.2 million in junior subordinated debentures from December 31, 2005, occurred with the closing of FNSC Capital Trust III on March 30, 2006, in a pooled offering of trust preferred securities.  The $330.5 million in deposits consisted primarily of $220.0 million in certificates of deposit, $51.7 million of money market and savings accounts and $58.8 million in checking accounts.  We believe that conditions in the past several years have been favorable for deposit growth and that factors, such as the low returns on investments and mutual funds, may have increased traditional deposit inflows during these periods.

Investments

          On September 30, 2006, and December 31, 2005, our investment securities portfolio of $57.7 million and $45.1 million, respectively, represented approximately 13.8% and 14.2%, respectively, of our interest-earning assets.  As of September 30, 2006, and December 31, 2005, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $58.6 million and $46.2 million, respectively, for an unrealized loss, net of income tax effect, of $584,000 and $672,000, respectively.

          As a result of the strong growth in our loan portfolio and the historically low fixed rates during the past several years, we had previously maintained a lower than normal level of investments.  As rates on investment securities have risen and additional capital and deposits have been obtained, we have increased the size of the investment portfolio.

          Fair values and yields on our investments (all available for sale) as of September 30, 2006, and December 31, 2005, are shown in the following tables based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of September 30, 2006

	One year or less		After one but within five years		After five but within ten years		Over ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government/government sponsored agencies	$981	3.26%	$6,800	4.27%	$3,384	4.78%	$—	—	$11,165	4.05%
Mortgage-backed securities	—	—	5,464	3.72%	9,566	4.84%	22,095	4.94%	$37,125	4.33%
Municipal securities	—	—	—	—	2,226	5.16%	7,235	5.76%	$9,461	5.629%

Total	$981	3.26%	$12,264	4.02%	$15,176	4.87%	$29,330	5.14%	$57,751	4.759%

	As of December 31, 2005

	After one but within five years		After five but within ten years		Over ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

U.S. Government/government sponsored agencies	$4,844	3.74%	$4,325	4.29%	—	—	$9,169	4.14%
Mortgage-backed securities	5,934	3.67%	5,014	3.83%	16,430	4.36%	27,378	4.05%
Municipal securities	—	—	2,619	5.61%	5,985	5.69%	8,604	5.66%

Total	$10,778	3.70%	$11,958	4.38%	$22,415	4.72%	$45,151	4.21%

          The amortized cost and fair value of our investments (all available for sale) as of September 30, 2006, and December 31, 2005, are shown in the following table (dollars in thousands).

	September 30, 2006		December 31, 2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Government/government sponsored agencies	$11,468	$11,165	$9,500	$9,169
Mortgage-backed securities	37,731	37,125	28,070	27,378
Municipal securities	9,437	9,461	8,600	8,604

Total	$58,636	$57,751	$46,170	$45,151

          We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.”  The carrying amounts of these investments as of September 30, 2006, and December 31, 2005, consisted of the following:

	As of September 30, 2006	As of December 31, 2005

Federal Reserve Bank stock	$602	$448
Federal Home Loan Bank stock	2,737	1,674

          The level of Federal Home Loan Bank stock varies with the level of Federal Home Loan Bank advances and increased during the nine-month period ended September 30, 2006, to reflect the net increase in FHLB advances during the year.

          No ready market exists for these stocks and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Loans

          Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  Average loans for the nine months ended September 30, 2006, and for the year ended December 31, 2005, were $299.9 million and $222.0 million, respectively.  Total loans outstanding as of September 30, 2006, and December 31, 2005, were $340.0 million and $251.4 million, respectively, before the allowance for loan losses.

          We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate, whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

          The following table summarizes the composition of our loan portfolio as of September 30, 2006, and December 31, 2005, (dollars in thousands).

	September 30, 2006		December 31, 2005

	Amount	% of Total	Amount	% of Total

Commercial and industrial	$39,155	11.52%	$20,902	8.31%
Commercial secured by real estate	257,045	75.61%	152,726	60.75%
Real estate – residential mortgages	37,863	11.14%	71,900	28.60%
Installment and other consumer loans	6,470	1.90%	6,273	2.50%
Unearned income	(554)	(0.16)%	(396)	(0.16)%

Total loans, net of unearned income	$339,979	100.00%	$251,405	100.00%
Less—allowance for loan losses	(3,543)	1.05%	(2,719)	1.08%

Total loans, net	$336,436		$248,686

          The increase in our commercial loans secured by real estate from December 31, 2005, to September 30, 2006, is due to the relatively higher paydowns on residential real estate loans and new commercial real estate lending in the Charleston and Greenville markets due to the expansion of our loan production offices in each of these markets.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2006, and December 31, 2005 (dollars in thousands).

	As of September 30, 2006

	One year or less	After one but within five years	After five years	Total

Commercial	$33,089	$5,890	$178	$39,157
Real estate – construction	$87,617	$17,953	$—	$105,570
Real estate – mortgage	$8,097	$155,443	$25,817	$189,357
Consumer and other	$3,084	$2,757	$609	$6,450

Total loans	$131,887	$182,043	$26,604	$340,534
Unearned income, net				$(554)
Total loans, net of unearned income				$339,980

Loans maturing after one year with:
Fixed interest rates				$39,497

Floating interest rates				$169,150

	As of December 31, 2005

	One year or less	After one but within five years	After five years	Total

Commercial	$18,233	$2,669	$—	$20,902
Real estate – construction	46,912	4,340	—	$51,252
Real estate – mortgage	115,157	48,352	9,865	$173,374
Consumer and other	2,727	3,546	—	$6,273

Total loans	$183,029	$58,907	$9,865	$251,801
Unearned income, net				$(396)

Total loans, net of unearned income				$251,405

Loans maturing after one year with:
Fixed interest rates				$47,342

Floating interest rates				$130,345

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

          Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action, such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loan; however, the weaknesses are more pronounced.   These loans, however, are not yet rated as losses because certain events may occur which could salvage the debt, such as injection of capital, alternative financing or liquidation of assets.

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

          The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods presented (dollars in thousands):

	September 30, 2006		December 31, 2005

	Amount	% of Total	Amount	% of Total

Commercial	$358	6.71%	$135	11.10%
Real estate – construction	688	28.72%	386	20.40%
Real estate – mortgage	2,374	62.66%	2,110	66.00%
Consumer	40	1.91%	48	2.50%
Unallocated	83	N/A	40	N/A

Total allowance for loan losses	$3,543	100.00%	$2,719	100.00%

          We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

          The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Please see Note 6, “Loans”, in the Notes to Consolidated Financial Statements included in the Annual Report of First National Bancshares, Inc. on Form 10-KSB for the year ended December 31, 2005.

          The following table sets forth the changes in the allowance for loan losses for the three months ended September 30, 2006 and 2005 (dollars in thousands).

	As of or For the Three Months Ended September 30, 2006	As of or For the Three Months Ended September 30, 2005

Balance, beginning of period	$3,306	$2,641
Provision charged to operations	242	74
Loans charged-off
Commercial, financial and agricultural	—	(7)
Real estate-construction	—	—
Installment loans to individuals	(5)	(25)

Total charge-offs	(5)	(32)
Recoveries of loans previously charged-off	—	10

Balance, end of period	$3,543	$2,693

Allowance to loans	1.05%	1.15%
Net charge-offs to average loans	0.06%	0.04%
Non-accrual loans	$1,129	$258
Past due loans in excess of 90 days on accrual status	—	—
Other real estate owned	—	—

The following table sets forth the change in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 (dollars in thousands).

	As of or For the Nine Months Ended September 30, 2006	As of or For the Nine Months Ended September 30, 2005

Balance, beginning of period	$2,719	$2,259
Provision charged to operations	940	506
Loans charged-off
Commercial, financial and agricultural	(67)	(32)
Real estate-construction
Installment loans to individuals	(70)	(50)

Total charge-offs	(137)	(82)
Recoveries of loans previously charged-off	21	10

Balance, end of period	$3,543	$2,693

Allowance to loans	1.05%	1.15%
Net charge-offs to average loans	0.04%	0.03%
Non-accrual loans	$1,129	$258
Past due loans in excess of 90 days on accrual status	—	—
Other real estate owned	—	—

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

          The following table shows the average balance amounts and the average rates paid on deposits held by us as of September 30, 2006 and 2005, and December 31, 2005 (dollars in thousands).

	September 30, 2006		December 31, 2005		September 30, 2005

	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposit accounts	$21,478	—	$18,009	—	$17,435	—
NOW accounts	26,620	2.08%	21,907	1.57%	21,413	1.49%
Money market and savings accounts	57,373	3.88%	42,865	2.66%	41,375	2.45%
Time deposits	193,189	4.38%	144,082	3.47%	138,406	3.30%

Total deposits	$298,660	3.76%	$226,863	2.86%	$218,629	2.70%

          Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets.  Our core deposits were $194.5 million and $194.8 million as of September 30, 2006, and December 31, 2005, respectively.

          The maturity distribution of our time deposits of $100,000 or more as of September 30, 2006, is as follows (dollars in thousands):

As of September 30, 2006

Three months or less	$31,414
Over three through six months	24,849
Over six through twelve months	27,786
Over twelve months	51,630

Total	$135,679

Other Interest-Bearing Liabilities

          The following tables outline our various sources of borrowed funds for the nine-month period ended September 30, 2006, and the year ended December 31, 2005, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods, the average balance for each period and the average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

				Average for the Period
	Ending Balance	Period-End Rate	Maximum Balance
				Balance	Rate

As of or for the Nine Months Ended September 30, 2006
Federal Home Loan Bank advances	$46,073	5.07%	$47,958	$31,382	4.56%
Federal funds purchased	$78	5.59%	$14,171	$2,185	5.44%
Junior subordinated debentures	$13,403	7.49%	$13,403	$11,044	7.47%
As of or for the Period Ended December 31, 2005
Federal Home Loan Bank advances	$26,612	3.99%	$30,436	$27,966	3.31%
Federal funds purchased	$—	—	$5,836	$1,329	3.09%
Junior subordinated debentures	$6,186	7.33%	$6,186	$6,186	6.14%

Capital Resources

          Total shareholders’ equity increased from $22.0 million as of December 31, 2005, to $25.4 million as of September 30, 2006, as a result of the $2.7 million of net income earned during the first nine months of 2006.

          As of September 30, 2006, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2005.  We believe that the deterioration in value is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary.  We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.  Due to the availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.  See the “Liquidity” section for a more detailed discussion of our available liquidity sources.

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

          On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 29, 2006, FNSC Capital Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  Under the provisions of Financial Accounting Standards Board, or “FASB,” Interpretation No. 46, we do not include these entities in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier capital, with the excess includable as Tier 2 capital.

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

          The following table sets forth the bank’s and the company’s various capital ratios as of September 30, 2006, and December 31, 2005.  For all periods, the bank and the company met or exceeded its applicable regulatory requirements.

	As of September 30, 2006	As of December 31, 2005	To Be Considered Well-Capitalized”

The Company
Total risk-based capital	12.09%	13.16%	N/A
Tier 1 risk-based capital	11.07%	11.92%	N/A
Leverage capital	9.66%	9.09%	N/A
The Bank
Total risk-based capital	10.78%	11.35%	10.00%
Tier 1 risk-based capital	9.75%	10.19%	6.00%
Leverage capital	8.52%	7.75%	5.00%

          The increase in the capital ratios from December 31, 2005, to September 30, 2006, is directly related to the closing of $7.2 million in trust preferred securities with the closing of FNSC Capital Trust III on March 29, 2006.

          Despite anticipated asset growth, we expect our capital ratios to continue to be adequate for the next 18 to 24 months.  However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and losses, or a combination of these factors, could change our capital position in a relatively short period of time.

          As of September 30, 2006, we had an outstanding commitment of approximately $1.8 million for the construction of the operations center at our corporate headquarters in Spartanburg and $1.1 million for the construction of the market headquarters and full service branch on Pelham Road in Greenville.  Both of these projects have been started and we look for construction to be completed by the first quarter of 2007.

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

Return on Average Equity and Assets

          The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine-month periods ended September 30, 2006 and 2005, and for the year ended December 31, 2005.

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005

Return on average assets	0.97%	1.01%	0.99%
Return on average equity	15.31%	17.72%	18.00%
Equity to assets ratio	6.34%	6.71%	5.49%

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

          As of September 30, 2006, and December 31, 2005, we had issued commitments to extend credit of $99.7 million and $97.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  In addition, standby letters of credit totaled approximately $611,000 and $575,000 as of September 30, 2006, and December 31, 2005, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

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

          As of September 30, 2006, and December 31, 2005, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $6.8 million and $21.3 million, respectively, representing 1.6% and 6.5% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances.  Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.

          We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities and the generation of deposits.  In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $27.5 million as of September 30, 2006.  The bank is also a member of the Federal Home Loan Bank of Atlanta from which application for borrowings can be made for leverage purposes, if so desired.  We believe that our existing stable base of core deposits along with continued growth in this deposit base will enable us to meet our long-term liquidity needs.

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

          The following tables set forth information regarding our interest rate sensitivity as of September 30, 2006, and December 31, 2005.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	As of September 30, 2006

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$—	$—	$—	$—	$—
Investment securities	—	1,691	21,802	34,258	57,751
Loans	260,227	26,245	49,300	4,760	340,532

Total interest-earning assets	$260,227	$27,936	$71,102	$39,018	$398,283

Interest-bearing liabilities:
NOW accounts	$9,638		$16,412		$26,050
Money market and savings	38,269	—	13,446	—	$51,715
Time deposits	69,153	90,750	60,084	—	$219,987
FHLB advances	—	13,400	18,179	14,494	$46,073
Junior subordinated debentures	13,403	—	—	—	$13,403

Total interest-bearing liabilities	$130,463	$104,150	$108,121	$14,494	$357,228

Period gap	$129,764	$(76,214)	$(37,019)	$24,524	$41,055
Cumulative gap	$129,764	$53,550	$16,531	$41,055	$41,055
Ratio of cumulative gap to total interest-earning assets	32.58%	13.45%	4.15%	10.31%

	As of December 31, 2005

	Within three months	After three but within twelve months	After one but within five years	After five years	Total

Interest-earning assets:
Federal funds sold and other	$18,615	$—	$—	$—	$18,615
Investment securities	3,521	10,140	13,690	17,800	45,151
Loans	191,288	29,442	27,160	3,911	251,801

Total interest-earning assets	$213,424	$39,582	$40,850	$21,711	$315,567

Interest-bearing liabilities:
NOW accounts	$9,564	$—	$16,284	$—	$25,848
Money market and savings	40,516	—	12,163	—	52,679
Time deposits	54,243	53,253	67,293	—	174,789
FHLB advances	—	5,850	20,762	—	26,612
Junior subordinated debentures	6,186	—	—	—	6,186

Total interest-bearing liabilities	$110,509	$59,103	$116,502	$—	$286,114

Period gap	$102,915	$(19,521)	$(75,652)	$21,711	$29,453
Cumulative gap	$102,915	$83,394	$7,742	$29,453	$29,453
Ratio of cumulative gap to total interest-earning assets	32.61%	26.42%	2.45%	9.33%

Market Risk

          Market risk is the risk of loss from adverse changes in market prices and rates that principally arise from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business.   We actively monitor and manage our interest rate risk exposure.

          The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

          As of September 30, 2006, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates, such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

          The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information.

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

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 156 will have on its financial position, results of operations and cash flows.

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

Item 4.          Controls and Procedures.

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2006.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2006, or in other factors that could significantly affect our internal controls over financial reporting.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

FIRST NATIONAL BANCSHARES, INC.

Date: November 14, 2006	By:	/s/ Jerry L. Calvert

Jerry L. Calvert
Principal Executive Officer

Date: November 14, 2006	By:	/s / Kitty B. Payne

Kitty B. Payne
Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.