Form 10-K
period 2006-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2007-03-20
CIK 1095274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file no. 000-30523

First National Bancshares, Inc.

(Exact name of registrant as specified in its charter)

South Carolina	58-2466370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 N. Pine St. Spartanburg, S.C.	29302
(Address of principal executive offices)	(Zip Code)

864-948-9001

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock.

Securities registered pursuant to Section 12(g) of the Act: None.

Title of class	Name of each exchange on which registered
Common Stock $0.01 par value	The NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers, computed by reference to the price at which the common stock was last sold) was $39,954,196, as of the last business day of the registrant’s most recent completed second fiscal quarter.

3,461,534 shares of the registrant’s common stock were outstanding as of March 9, 2007. (The most practicable date.)

DOCUMENTS INCORPORATED BY REFERENCE

Company’s Proxy Statement for the 2007 Annual Shareholders Meeting (Part III)

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “First National,” “Company,” “we,” “us” and “our” mean First National Bancshares, Inc., including First National Bank of the South (the “Bank”), our wholly-owned national bank subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A-Risk Factors and the following:

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

•	changes occurring in business conditions and inflation;

•	construction delays and cost overruns related to our expansion;

•	changes in technology;

•	changes in deposit flows;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain internal control over financial reporting;

•

our reliance on secondary sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Part I.

Item 1.	Description of Business

General

We are a South Carolina corporation organized in 1999 and serve as the holding company for First National Bank of the South, a national banking association. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg. In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also operate a wholesale mortgage division and a small business lending division that operates under the name First National Business Capital.

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

In September of 2006, we opened our fifth full-service branch, our first in the Greenville market, in a temporary location until the construction of our permanent branch and market headquarters on Pelham Road in Greenville is completed in the spring of 2007. We plan to continue our expansion into the Greenville market and have received approval from the Office of the Comptroller of the Currency to open a full-service branch in an existing facility which we have purchased located in Greer, South Carolina. We anticipate opening this facility during the summer of 2007.

We have received approval from the Office of the Comptroller of the Currency to open a full-service branch at 140 East Bay Street in downtown Charleston, South Carolina in a leased facility which we expect to open in the spring of 2007. Additionally, we are expanding our banking operations into York and Lancaster Counties in South Carolina, beginning with a loan production office in Rock Hill, South Carolina which opened in February 2007.

Banking Services

We are primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs. The SBA division operates from the Greenville loan production office and makes loans to customers located throughout the Carolinas and Georgia.

In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of ten individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. We anticipate the division will continue to serve its existing base of customers which includes other community banks and mortgage brokers.

Our Market Areas

To better execute our strategic plan for growth and expansion, we have organized our banking operations into four regions:

•	Spartanburg Region;

•	Eastern Region;

•	Western Region; and

•	Northern Region.

Within each region, we conduct our banking operations in selected market areas which meet the criteria for our business plan.

Spartanburg Region

Our primary market area is Spartanburg County, which is located in the upstate region of South Carolina between Atlanta and Charlotte on the I-85 business corridor. According to the South Carolina Budget and Control Board, as of July 1, 2005, Spartanburg County’s estimated population totaled 266,809 residents. The South Carolina Department of Commerce notes that Spartanburg County attracted over $118.8 million in capital investment in 2004. The Spartanburg Area Chamber of Commerce reports that since 2001, downtown Spartanburg has attracted more than $170 million in investments and 1,200 new jobs. As of 2006, estimated median family income for the Spartanburg metropolitan statistical area was $54,200, as compared to $52,900 for South Carolina, according to the U.S. Department of Housing and Urban Development. Spartanburg was named the top U.S. market for European business expansion by Expansion Management magazine in 2003. According to the South Carolina Department of Commerce, more than 110 international firms, representing 15 nations, do business in the Spartanburg County business community, including Michelin, BMW, and Invista. BMW’s North American assembly plant in Spartanburg began production in September 1995 and is now the sole producer of both the Z4 convertible and the X5 Sports Activity Vehicle. Spartanburg is also home to many domestic corporations, including Milliken, Cryovac, Denny’s, QS/1, and Advance America. We believe that this dynamic economic environment will continue to support the community and our business in the future.

We advertise heavily in the Spartanburg market and, through our three full-service offices in Spartanburg, have positioned ourselves as the leading local community bank in this market. As of June 30, 2006, we were the fifth largest bank in Spartanburg County, with $289.7 million in total deposits, or 9.47% of the approximately $3.06 billion of deposits in the market. The following table includes information from the FDIC website regarding our deposit market share in Spartanburg County relative to top competitor banks as of June 30, 2006:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	7	$532.2 million	17.40%
2	BB&T	9	441.9 million	14.44%
3	Bank of America	8	380.5 million	12.44%
4	First Citizens B&T	10	298.4 million	9.76%
5	First National Bank	3	289.7 million	9.47%
6	Suntrust Bank	12	272.4 million	8.91%
7	Arthur State Bank	7	203.7 million	6.66%
8	National Bank of South Carolina	4	174.7 million	5.71%
	All others (6 institutions)	16	465.6 million	15.21%

	Total	76	3,059.1 million	100%

The Spartanburg Region also serves as the backbone and support center for our expanding branch network. We operate our corporate headquarters and operations in this region and anticipate opening our new operations center adjacent to our corporate headquarters in April 2007. The completion of this addition will result in 29,500 square feet of office space and will continue to house a full-service branch.

Eastern Region

The Eastern Region reaches from the state capital of Columbia down to the historic community of Charleston and will encompass future coastal areas of South Carolina. Bob Whittemore serves as Eastern Region Executive Officer and Rudy Gill serves as Market President in Charleston. Our full-service branch in Mount Pleasant and our loan production office on Daniel Island serve the fast-growing Charleston market. We have also received regulatory approval to open another full-service branch in the Charleston market at 140 East Bay Street in downtown Charleston. Total deposits in the downtown Charleston area as of June 30, 2006 total $4.5 billion.

As of July 1, 2005, Charleston County’s estimated population totaled 330,368 residents, according to the South Carolina Budget and Control Board. As of 2003, the population of Charleston’s metropolitan statistical area was 571,631 per the U.S. Census Bureau. The Charleston area achieved an employment growth rate of 13.5% from 1999 through 2004, outpacing national employment growth of 4.3% during that same period, according to the Charleston Regional Development Alliance. In addition, the South Carolina Department of Commerce reports that Charleston County attracted over $593.0 million in announced capital investment in 2004. For 2006, the estimated median family income for the Charleston/North Charleston metropolitan statistical area was $56,400, as compared to $52,900 for South Carolina, according to the U.S. Department of Housing and Urban Development. The Charleston Regional Development Alliance reports that since 1995, new and expanding companies invested more than $5 billion in the region. In its May 2005 issue, Inc. magazine ranked Charleston as one of “The Top U.S. Cities for Doing Business.” The Charleston regional economy has attracted approximately 70 firms with internationally-owned operations, according to the Charleston Regional Development Alliance. These firms include Bosch, Berchtold, Maersk Sealand, Rhodia, and Holset Engineering. Domestic firms also maintain significant operations in the Charleston area, including MeadWestvaco, Nucor Steel, Alcoa, Arborgen, Blackbaud, and Piggly Wiggly. In addition, as of 2005, the U.S. Navy and the Charleston Air Force Base collectively employed over 22,000 full-time employees, according to the Charleston Metro Chamber of Commerce.

Conde Nast Traveler magazine has ranked Charleston as one of the country’s top 10 domestic travel destinations for the past 13 years. According to the Charleston Metro Chamber of Commerce, in 2004, there were over 4.7 million visitors to the Charleston region with an aggregate regional economic impact of $5.7 billion. In addition, the total direct and indirect jobs in the Charleston region related to tourism was approximately 105,000 in 2004, resulting in aggregate earnings for local residents exceeding $1.45 billion.

As of June 30, 2006, with only one full-service branch in Mt. Pleasant that we opened in October 2005, we were the 19th largest bank in Charleston County, with $23.7 million in total deposits, or 0.37% of the approximately $6.47 billion of deposits in the market. The following table includes information from the FDIC website regarding deposit market share in Charleston County as of June 30, 2006:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	20	$1,819.6 million	28.11%
2	Bank of America	17	1,024.7 million	15.83%
3	First FS&LA of Charleston	17	916.9 million	14.17%
4	National Bank of South Carolina	7	402.9 million	6.23%
5	BB&T	7	372.8 million	5.76%
6	Southcoast Community Bank	4	311.6 million	4.81%
7	First Citizens B&T	13	295.4 million	4.56%
8	Community Firstbank Charleston	4	275.4 million	4.26%
9	Carolina First	4	266.6 million	4.12%
10	Tidelands Bank	1	228.9 million	3.54%
	All others (12 institutions)	24	557.6 million	8.61%

	Total	118	$6,472.4 million	100%

In January 2006, we opened a loan production office located at 725 Crosshill Road in Columbia, South Carolina. Currently, we primarily originate loans to builders and developers in the region through this loan production office. However, we anticipate identifying experienced bankers in this market area in the near future to expand our lending capabilities to full-service banking operations. Richland County had $7.9 billion in deposits as of June 30, 2006 and holds considerable business opportunities for our company to gain market share.

Western Region

The Western Region stretches to our state’s Georgia border along South Carolina’s I-85 corridor and is led by a team of skilled bankers in Greenville County. Barry Starling who serves as Western Region Executive

Officer. We have operated a full-service branch at a temporary location since October 2006 in Greenville. We anticipate completion of our permanent branch and market headquarters on Pelham Road in Spring 2007. We also have received approval from the Office of the Comptroller of the Currency (the “OCC”) to open a full-service branch in an existing facility which we have purchased located in Greer, South Carolina.

Greenville County is South Carolina’s most populous county with an estimated 407,383 residents, according to the South Carolina Budget and Control Board, at July 1, 2005. Greenville is also one of the state’s wealthiest counties, with an estimated median income of $56,500 in 2006. In the past decade, Greenville County has attracted more than $6 billion in new business investment, 43,000 new jobs and is now considered the “economic engine of South Carolina.” During the same period, Greenville County was rated first in the United States by Site Selection Magazine for both new and expanding international firms and, in 2002, was ranked fifth out of America’s top 50 cities for European business expansion. Greenville was also recognized by Expansion Management magazine in December 2000 for having the best worker training program in the United States.

As of June 30, 2006, FDIC-insured institutions in Greenville County had approximately $8.40 billion in deposits, an increase of 8.7% over the $7.73 billion as of June 30, 2005.

Northern Region

Opening a loan production office in February 2007 in Rock Hill begins our entry into the Northern Region of South Carolina which includes rapidly growing York and Lancaster counties and the attractive South Charlotte market. Rock Hill is located 20 minutes outside of Charlotte, North Carolina along the I-77 corridor. It is the home of Winthrop University and several business parks. Lancaster County has a population of 62,220 residents while York County has a population of 170,300 residents, of which 50,000 reside in Rock Hill.

York County has one of the highest median household incomes in the state at $47,987. The three largest employers in York County are Wells Fargo Home Mortgage, Bowater and Duke Power. York and Lancaster Counties, combined, have $2.1 billion in deposits, as of June 30, 2006, according to the FDIC’s website. It is our goal of opening full-service banking facilities and expanding into other high-growth communities in this market area. Rick Manley is leading our expansion effort in this market area and serves as the Northern Region Executive Officer.

Our Expansion Strategy

While we continue to build our franchise in the Spartanburg, Charleston, Columbia, Greenville and Rock Hill markets, we plan to expand into other fast-growing markets throughout South Carolina. In considering the markets in which to expand, we intend to analyze the population, growth rate, deposit growth rate, and other factors related to the target market. We also plan to identify experienced executives in our target markets with local expertise who share our philosophies regarding community banking, strong credit policies, and customer service. After retaining these key executives, we would expect to open a loan production office in the new market. Once we have built a sufficient loan and customer base at the loan production office, we would convert the loan production office to a full-service branch to further serve the market. We are following this approach with our expansion into the Greenville market through our Greenville full-service branch, which we recently converted from a loan production office. We believe our expansion philosophy enables us to test our markets and operate more efficiently upon the opening of a full-service branch.

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

We have developed an operations infrastructure designed to support our growth and expansion plans without sacrificing credit quality. In addition to our use of traditional credit measures, we rely upon our professional and personal relationships and experience in our markets to evaluate subjective aspects of the market that we believe are more difficult to quantify. Our continued focus on asset quality has resulted in our achieving a ratio of nonperforming assets to total assets as of December 31, 2006 of 0.01%.

Lending Activities

General. We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg, Charleston, Columbia, Greenville or Rock Hill markets. As of December 31, 2006, we had total loans of $379.5 million, representing 81.5% of our total assets. We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers. We have designed our credit grading system to reduce the risk in our loan portfolio and to assist us in setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. In addition to having developed a strong in-house credit review function, we engage outside firms to evaluate our loan portfolio. As of December 31, 2006, there were no loans accruing interest that were 90 days or more past due, we had no restructured loans, and our ratio of nonperforming assets to total assets was 0.01%.

Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank. As of December 31, 2006, $12.4 million, or approximately 3.3% of our loans and 45.8% of our capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.

We have focused our lending activities primarily on small business owners, commercial real estate developers, and the professional market. We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2006, our 10 largest customer loan relationships represented approximately $36.3 million, or 9.6% of the loan portfolio.

Real Estate Mortgage Loans. Loans secured by real estate mortgages are the principal component of our loan portfolio. To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in real estate whenever possible, in addition to other available collateral. As of December 31, 2006, loans secured by first or second mortgages on real estate made up approximately $348.0 million, or 91.7% of our loan portfolio.

Within the broader category of real estate mortgage loans, the following table describes the loan categories of one-to-four family residential real estate loans, multi-family residential real estate loans, home equity loans, commercial real estate loans, and land loans as of December 31, 2006 (dollars in thousands):

Type of Real Estate Loan	Amount
One-to-four residential	$71,849
Multi-family residential	3,596
HELOC	14,183
Commercial real estate	209,045	(1)
Land	49,310

Total	$347,983

(1)	Includes SBA loans.

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

Commercial Real Estate Loans. As of December 31, 2006, our individual commercial real estate loans ranged in size from $5,200 to $4.4 million. The average commercial real estate loan size was approximately $409,000. Other than the SBA loans discussed below, these loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We prepare a credit analysis in addition to a cash flow analysis to support the loan. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2006, our individual residential real estate loans ranged in size from $1,200 to $1.8 million, with an average loan size of approximately $141,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with amortizations up to 20 years. To limit our risk, we offer fixed rate and variable rate loans for terms greater than 20 years through a third party, rather than originating and retaining these loans ourselves. Generally, we do not originate traditional long term residential mortgages for our portfolio, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit. Included in the residential real estate loans was $29.2 million, or 38.0% of our residential loan portfolio, in first and second mortgages on individuals’ homes.

Home Equity Lines of Credit. As of December 31, 2006, our individual home equity lines of credit ranged in size from $300 to $346,000, with an average balance of approximately $47,000. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity. We have $14.2 million or 18.5% of home equity loans.

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

Real Estate Construction and Land Development Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers. As of December 31, 2006, our commercial construction and development real estate loans ranged in size from approximately $3,000 to $4.0 million, with an average loan size of approximately $381,000. As of December 31, 2006, our individual residential construction and development real estate loans ranged in size from approximately $3,000 to $404,000, with an average loan size of approximately $90,000. The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

As of December 31, 2006, total construction and development loans amounted to $145.8 million, or 38.4% of our total loan portfolio. Included in the $145.8 million was $20.7 million in construction loans, or 14.2% of our construction and development loan portfolio, that were made to commercial construction developers.

Commercial Business Loans. Most of our commercial business loans are secured by first or second mortgages on real estate, as described above. We also make some commercial business loans that are not secured by real estate. We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services. As of December 31, 2006, our individual commercial business loans ranged in size from approximately $1,000 to $1.2 million, with an average loan size of approximately $70,000. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans vary with many economic factors, including the economy in our market areas. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. As of December 31, 2006, commercial business loans amounted to $25.6 million, or 6.8% of our total loan portfolio.

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. However, we will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because consumer loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2006, consumer loans amounted to $6.5 million, or 1.7% of our loan portfolio.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by the internal management loan committee comprised of voting members Mr. Calvert, Mr. Zabriskie, Mr. Murdoch, and Ms. Payne. Individual loan authorities for secured loans range from $25,000 for our retail lenders, to $500,000 for our senior lenders, and up to $750,000 for our chief executive officer. Any three concurring members of our management loan committee can approve loans up to $2.0 million. If the loans exceed $2.0 million, then a board of directors’ loan committee comprised of Mr. Calvert and seven other directors may approve loans up $3.5 million. The Board of Directors, with any seven concurring members, can approve loans up to 15% of the bank’s capital and unimpaired surplus or our legal lending limit of $5.8 million as of December 31, 2006.

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

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. This limit will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank as of December 31, 2006, our legal lending limit was approximately $5.8 million. We sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

Deposit Services

One of our principal sources of funds is core deposits (deposits other than time deposits of $100,000 or more). As of December 31, 2006, approximately 75% of our total deposits were obtained from within the Spartanburg market. We also rely on time deposits of $100,000 or more to support our growth, and we derive most of these deposits from outside our primary market areas. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. We do not obtain time deposits of $100,000 or more through the internet. As of December 31, 2006, 56.6% of our total time deposits were deposits of $100,000 or more.

We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We regularly review our deposit rates to ensure that we remain competitive in our markets.

During 2006, we converted our loan production office in Greenville, South Carolina to a full-service branch and market headquarters that enabled us to generate deposits in the Greenville market. This full-service branch is located in a temporary office near the location of the future permanent branch. As of December 31, 2006, the construction of our permanent full-service branch was ongoing, and we expect capital expenditures over the next twelve months associated with the remainder of this conversion to be approximately $1.0 million.

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

First National Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “First National Bank of the South—Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “First National Bank of the South—Dividends.” We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First National Bank of the South

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including

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

The OCC requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, Bank premises, and furniture and fixtures. The OCC also requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the OCC’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•

Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•

Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•

Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•

Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•

Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the OCC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the Bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the Bank’s normal market area. Moreover, if the Bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The Bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the Bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2006, the Bank was deemed to be “well capitalized.”

Deposit Insurance and Assessments. Deposits at the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIIRA, the FDIC will begin to indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

Dividends. A national bank may not pay dividends from its permanent capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Community Reinvestment Act. The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank.

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

Enforcement Powers. The Bank and its “institution-affiliated parties,” including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Competition

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in the Spartanburg, Charleston, Greenville, Columbia and Rock Hill markets and elsewhere.

As of June 30, 2006, there were 13 other financial institutions in Spartanburg County, 21 other financial institutions in Charleston County, 28 other financial institutions in Greenville County and 11 other financial institutions in Rock Hill. We compete with institutions in these markets both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, Wachovia, and Carolina First Bank. These institutions offer some services, such as extensive and established branch networks, that we do not provide. Other local or regional financial institutions, such as First Citizens Bank of South Carolina and Arthur State Bank in Spartanburg, The Bank of South Carolina and Community FirstBank in Charleston, and Greenville First and Grand South Bank in Greenville have considerable business relationships and ties in their respective communities that assist them in competing for attracting customers.

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

Employees

As of February 6, 2007, we had 102 employees, of which 87 were full time. These employees provide the majority of their services to our bank.

Item 1A.	RISK FACTORS

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both. As of December 31, 2006, approximately $12.4 million, or approximately 3.26%, of our loans, net of unearned income, had loan-to-value ratios that exceeded regulatory supervisory limits. We generally consider making such loans only after taking into account the financial strength of the borrower. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

We have a concentration of credit exposure in commercial real estate.

As of December 31, 2006, we had approximately $262.0 million in loans to borrowers in the commercial real estate industry, representing approximately 69.0% of our total loans outstanding as of that date. The real estate consists primarily of owner-operated properties, warehouse and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner’s business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our percentage of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our commercial real estate loans have grown 71.5% or $109.2 million since December 31, 2006. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

We intend to expand our banking network over the next several years, not just in our core market areas of Spartanburg, Charleston, Greenville and Columbia, but also in other fast-growing markets throughout South Carolina, such as York and Lancaster Counties, and in contiguous markets. We believe that to expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition, and results of operations. We may fail to open any additional offices and, if we open these offices, they may not be profitable.

Our business strategy includes the continuation and successful management of significant growth, and if we fail to grow or fail to manage our growth effectively as we pursue our strategy, it could negatively affect our financial condition and results of operations.

We intend to continue developing our business by pursuing a significant growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things, continue our loan growth, improve our profitability and utilize technology to enhance our customer service and maximize deposit growth. In addition, our ability to successfully grow will depend on the continued availability of desirable business opportunities, our ability to attract and retain highly qualified employees and the competitive responses from other financial institutions in our market. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.

We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.

We intend to continue to build market share through our de novo branching strategy. We have regulatory approval to open two new branches, which we intend to do during 2007. There are considerable costs involved in opening branches. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

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

Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our loan growth, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

We could sustain losses if our asset quality declines.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial conditions.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Changes in interest rates and our ability to successfully manage interest rates may reduce our profitability.

Our profitability depends in large part on the net interest income of our banking subsidiary, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We believe that we are asset sensitive over a one-year time frame, which means that our net interest income will generally rise in higher interest rate environments and decline in lower interest rate environments. Our net interest income will be adversely affected if the market interest rate changes such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. The Federal Reserve has made significant changes in interest rates during the last few years. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective, which could adversely affect our financial condition and results of operations. In addition, there are costs associated with our risk management techniques, and these costs could be material.

Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Fluctuations in interest rates are not predicable or controllable and therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

An economic downturn, especially one affecting the Spartanburg, Charleston, Greenville, Rock Hill, or Columbia areas, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the general economic conditions in our markets of Spartanburg and Charleston. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 90.8% of our interest income for the year ended December 31, 2006. If an economic downturn occurs in the economy as a whole, or in the Spartanburg, Charleston, Greenville, Rock Hill or Columbia areas, borrowers may be less likely to repay their loans as scheduled.

Moreover, the value and liquidity of real estate or other collateral that may secure our loans in our market areas could be adversely affected by an economic downturn. Real estate values in our market areas have risen substantially over the last several years. If the value of real estate decreases or does not continue to rise, our business could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets. In addition to the financial strength and cash flow characteristics of the borrower in each case, our bank subsidiary often secures loans with real estate collateral. As of December 31, 2006, approximately 92% of the Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be negatively affected. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our bank subsidiary’s loan losses could exceed the allowance for loan losses it has set aside. Our bank subsidiary’s average loan size continues to increase and reliance on historic allowance for loan losses may not be adequate. Approximately 76% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value loan collateral and problems affecting the credit of our borrowers.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or even grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to replicate our historical earnings growth as we continue to expand. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from our bank as our primary source of funds. The primary sources of funds of our bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demands. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We depend on key individuals, and the unexpected loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Jerry L. Calvert, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding. If we lose Mr. Calvert’s services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Calvert and other key management personnel in each of our market areas. Our success also depends in part on our continued ability to attract and retain experienced loan originators, as well as other key executive management personnel, including our chief financial officer, Kitty B. Payne, our retail banking manager, Robert W. Murdoch, Jr., and our chief lending officer, David H. Zabriskie. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

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

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Our cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. See “Supervision and Regulation.”

We face strong competition for customers in our market areas, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract deposits.

The banking business is highly competitive and the level of competition facing it may increase further. We experience competition in our markets from commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as BB&T, Bank of America, and Wachovia with substantially greater access to capital and other resources. These institutions offer larger lending limits and some services, such as extensive and established branch networks, that we do not provide. In new markets that we enter, we will also compete against well-established community banks that have developed relationships within the community.

We may face a competitive disadvantage as a result of our relatively smaller size, lack of multi-state geographic diversification and inability to spread our marketing costs across a broader market. There is a risk that we will not be able to compete successfully with other financial institutions in our markets, and that we may have to pay higher interest rates as we have done in some of our marketing promotions in the past to attract deposits, resulting in reduced profitability. In addition to paying higher interest rates to attract deposits, we may find alternative funding sources to fund the growth in our loan portfolio. In 2006, deposit growth was not sufficient to fund our loan growth and we have used Federal Home Loan Bank advances and principal and interest payments on available-for-sale securities to make up the difference. However, our borrowing ability is limited and we may be put in the position of choosing between slowing the growth of our loan portfolio or contraction in our net interest margin if we must pay higher rates for deposits. Moreover, as a regulated entity, we are subject to examination and supervision and can be requested to implement changes to our operations. We have addressed areas of regulatory concern, including interest rate risk, through the adoption of board resolutions and improved policies.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, your interest would be diluted.

Our trading volume has been low compared with larger bank holding companies and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

The average daily trading volume of our shares on The Nasdaq Global Market for the three months ended March 12, 2007 was approximately 2,200 shares. Lightly traded stock can be more volatile than stock trading in active public market like that for the larger bank holding companies. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experience wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

The common stock of First National Bancshares, Inc. is not FDIC insured.

Our common stock is not a savings or deposit account or other obligation of any bank and is not insured by the Federal Deposit Insurance Corporation, the Bank Insurance Fund or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Efforts to comply with the Sarbanes-Oxley Act of 2002 will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act of 2002 may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs of completing our audit and the costs related to maintaining our internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from The NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

As we have grown and expanded, we have acquired and added, and expect to continue to acquire and add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can influence management’s internal control system. While we make every effort to thoroughly understand any new activity or acquired entity’s business process, our planning for proper integration into our company can give no assurance that we will not encounter operational and financial reporting difficulties impacting our internal control over financial reporting.

We will face risks with respect to future expansion.

As a strategy, we plan to increase the size of our franchise by expanding into new markets or lines of business or offering new products or services by aggressively pursing business development opportunities and we have grown rapidly since our inception in 1999. These activities involve a number of risks, including:

•

taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;

•	creating an adverse short-term effect on our results of operations; and

•	time and expense of evaluating, selecting, and introducing new products and services into our business.

We may not be successful in overcoming these risks or other problems encountered in connection with expansion activities and we can give no assurance that such expansion will result in the level of profits we seek. Our inability to overcome these risks could have a material adverse effect on our ability to achieve our business strategy and on our financial condition and results of operations.

We will face risks with respect to future acquisitions or mergers.

Although we do not have any current plans to do so, we may also seek to acquire other financial institutions or parts of those institutions as a part of our strategy. Risks of these activities may include the following:

•	difficulties and expense associated with identifying and evaluating potential acquisitions and merger partners;

•	inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•	our ability to finance an acquisition;

•	difficulties and expense in integrating the operations and personnel of the combined businesses;

•	loss of key employees and customers as a result of an acquisition that is poorly received; and

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our result of operations.

We expect to compete with other financial institutions regarding any potential acquisitions. We may be unable to identify attractive acquisition candidates or to complete acquisitions on terms favorable to us, or at all. We may not be able to integrate any banks we acquire successfully. We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. We have never acquired another institution before and therefore lack experience in handling any of these risks. Our inability to overcome these risks could have a material adverse effect on our ability to achieve our business strategy and on our financial condition and results of operations. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders.

Item 1B.	Unresolved Staff Comments

We have no unresolved staff comments with the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.	Description of Property

Since February 5, 2001, the principal place of business of both the company and the bank has been located at 215 North Pine Street in Spartanburg. We lease the approximately 2.0 acre site and the 15,000 square foot building with four drive-through banking stations and an automated teller machine. Expansion of this facility in the form of an additional 14,500 square feet of finished space on an additional acre which we also lease to support the bank’s operations and future growth is ongoing and scheduled for completion in spring 2007.

We own a 3,500 square foot branch office on a leased parcel on the west side of Spartanburg. We lease a 3,000 square foot branch office on Boiling Springs Road in northern Spartanburg County.

We lease a 1,700 square foot branch office on Johnnie Dodds Boulevard in Mount Pleasant, South Carolina located in Charleston County. We have exercised our option to purchase the land and building at this location for a purchase price of $800,000. We plan to close this purchase during May of 2007. We lease an 853 square foot loan production office on Daniel Island, South Carolina located in Berkley County. We lease a 5,379 square foot branch office on East Bay Street in the City of Charleston, South Carolina in Charleston County. Renovations are currently underway at this location, with the opening of this branch anticipated in the spring of 2007.

We own land located in Greenville, South Carolina on Pelham Road and Milestone Way. We received regulatory approval from the OCC in March 2006 to convert our Greenville loan production office to a full-service branch and market headquarters at this location. We are in the process of constructing our permanent branch and market headquarters location on this site. In the interim, we lease an 1,800 square foot temporary branch office space near our branch construction location. This space will be leased until construction of the permanent branch and market headquarters is completed in the spring of 2007.

We lease a 1,900 square foot loan production office in the City of Greenville, South Carolina in Greenville County, which also houses the small business lending division, First National Business Capital. We plan to consolidate the Greenville loan production office with the full service branch and market headquarters upon its completion in the spring of 2007. Our other leased loan production offices in Columbia, South Carolina and on Daniel Island in the Charleston market opened in the first quarter of 2006.

We own a 3,000 square foot branch in Greer, South Carolina located in Greenville County. We received regulatory approval from the OCC in March of 2007 to open a full-service bank branch at this location. We are currently renovating the real property at this location and anticipate opening this branch in summer of 2007.

In January 2007, we occupy approximately 1,700 square feet of office on North Main Street in downtown Greenville under a short term lease to house our wholesale mortgage division.

Item 3.	Legal Proceedings.

There are no material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock was approved for listing on The NASDAQ Global Market in November 2005 under the symbol “FNSC.” Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol “FNSC.OB.” As of March 9, 2007, there were 609 shareholders of record.

The following table shows the high and low sales prices published by NASDAQ beginning with the fourth quarter of 2006. For the prior periods indicated, the table shows the reported high and low bid information on the OTC Bulletin Board. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices shown reflect historical activity and have been adjusted for the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

	2006		2005		2004
	High	Low	High	Low	High	Low
First Quarter	$19.39	$16.41	$16.46	$14.10	$9.99	$6.27
Second Quarter	19.63	14.33	17.64	13.81	12.64	10.29
Third Quarter	18.00	14.95	17.64	13.34	14.10	11.76
Fourth Quarter	15.42	14.54	18.22	12.35	15.58	12.50

The following graph sets forth the performance of our common stock for the five-year period ended December 31, 2006, as compared to the NASDAQ Composite and The SNL Bank and Thrift Index. The graph assumes $100 originally invested on December 31, 2001, and that all subsequent dividends were reinvested in additional shares.

Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

Item 6.	Selected Financial Data

Selected Consolidated Financial and Other Information

(dollars in thousands, except per share data)

	2006	2005	2004	2003	2002
Summary of Operations
Net interest income	$14,161	$9,511	$6,512	$4,570	$3,536
Provision for loan losses	1,192	594	679	518	418
Noninterest income	2,079	1,855	1,771	1,377	842
Noninterest expense	8,901	6,476	4,966	4,087	3,365
Income taxes	2,095	1,461	823	425	—
Net income	4,052	2,835	1,815	916	595
Per common share—basic	$1.12	$0.90	$0.59	$0.30	$0.20
Per common share—diluted	$0.94	$0.73	$0.49	$0.26	$0.18

Year End Balance Sheets
Investment securities	63,374	45,151	36,165	36,174	20,560
Loans, net of unearned income	379,490	251,405	188,508	130,421	93,106
Allowance for loan losses	3,795	2,719	2,259	1,630	1,164
Total assets	465,382	328,679	236,344	180,663	139,224
Noninterest-bearing deposits	31,321	18,379	15,695	13,345	15,428
Interest-bearing deposits	345,380	253,316	176,116	141,388	104,290
FHLB advances	37,476	26,612	23,079	9,500	7,000
Junior subordinated debentures	13,403	6,186	6,186	3,093	—
Shareholders’ equity	26,990	22,029	13,911	12,228	11,544
Book value per share	$7.29	$6.21	$4.53	$3.99	$3.77

Average Balance Sheets
Investment securities	52,423	39,683	35,352	27,989	12,573
Loans, net of unearned income	314,610	222,026	160,914	112,804	78,926
Total interest-earning assets	373,253	269,745	199,653	149,804	101,320
Noninterest-bearing demand deposits	23,056	18,009	15,641	12,206	8,651
Interest-bearing deposits	285,522	208,854	159,386	124,256	83,774
FHLB advances	33,421	27,966	13,657	8,436	2,777

Ratios and Other Data
Return on average assets	1.05%	1.01%	0.87%	0.58%	0.56%
Return on average equity	16.82%	17.72%	13.87%	7.68%	5.33%
Net interest margin	3.79%	3.53%	3.26%	3.05%	3.49%
Efficiency ratio	54.81%	56.98%	59.94%	68.72%	76.86%
Total risk-based capital	11.13%	13.16%	12.21%	12.91%	13.01%
Net chargeoffs to average loans	0.04%	0.06%	0.03%	0.05%	0.07%
Nonperforming assets to loans year end	0.15%	0.16%	0.03%	0.23%	0.00%
Allowance for loan losses to loans, year end	1.00%	1.08%	1.20%	1.25%	1.25%
Closing market price per share	$14.95	$17.60	$15.58	$7.35	$5.88
Price to earnings, year end	15.90	24.11	31.80	28.26	32.66

All share and per share data reflects the 3 for 2 stock splits on March 1, 2004, and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRST NATIONAL BANCSHARES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In January 2006, we opened a loan production office in Columbia, South Carolina and in February 2006, we added the Daniel Island loan production office to our Charleston market operations. In September 2006, the Bank opened its fifth full-service branch, its first in the Greenville market. This branch is currently housed in a temporary location until the construction of the 6,000 square foot permanent branch and market headquarters on Pelham Road in Greenville is completed in the spring of 2007. We also operate a loan production office in Greenville County, which also houses our small business lending division that operates under the name First National Business Capital. Upon completion of the full-service branch, First National Business Capital will relocate to this facility.

We have received regulatory approval to open our sixth full-service branch in a leased facility located at 140 East Bay Street in downtown Charleston, South Carolina. Renovations are currently underway at this location, with the opening of this branch anticipated in the spring of 2007. We have received approval from the OCC for our seventh full-service branch to be located in Greer, South Carolina.

Additionally, we have announced plans to expand our banking operations into York and Lancaster counties of South Carolina beginning with a loan production office in Rock Hill, which opened in February 2007. Finally, construction of a new 14,500 square foot Operations Center located adjacent to the existing corporate headquarters in Spartanburg is scheduled for completion in the spring of 2007.

Overview

Our strategy has produced consistent growth in assets, loans and deposits, with strong earnings performance. We became cumulatively profitable during the third quarter of 2003, and we have been profitable in each quarter since recording our first quarterly profit in the fourth quarter of 2001.

The following table sets forth selected measures of our financial performance for the periods indicated (dollars in thousands).

As of or for the Years Ended December 31,

	2006	2005	2004
Total revenue(1)	$16,240	$11,366	$8,283
Net income	4,052	2,835	1,815
Total assets	465,382	328,679	236,344
Total loans(2)	379,490	251,405	188,507
Total deposits	376,701	271,695	191,811

(1)	Total revenue equals net interest income plus total noninterest income
(2)	Includes nonperforming loans; net of unearned income

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

In addition to earning interest on our loans and investments, we earn income through other sources, such as fees and surcharges to our customers and income from the sale and/or servicing of financial assets such as loans and investments. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2006, as included in our annual report.

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

Results of Operations

Income Statement Review

Summary

Our net income was $4.0 million, or $0.94 per diluted share, for the year ended December 31, 2006, as compared with $2.8 million, or $0.73 per diluted share, for the year ended December 31, 2005. The 42.9% increase in net income over 2005 was primarily driven by a $4.7 million, or 48.9%, increase in net interest income.

Our return on average assets of 1.05% for 2006 was a four basis-point increase over the result of 1.01% for 2005. We were able to accomplish this result due to an increase in the net interest margin from 3.53% in 2005 to 3.79% in 2006, an increase in average loans as a percentage of average earning assets from 82.3% as of December 31, 2005, to 84.3% as of December 31, 2006, and a decrease in the efficiency ratio to 54.81% during 2006 from 56.98% in 2005.

Our return on average equity decreased by 90 basis points to 16.82% for 2006 from 17.72% in 2005. This decrease is primarily due to the 50.6% increase in average equity from year to year due to receiving $6.3 million in net proceeds from the completion of our secondary stock offering completed in December 2005.

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

Our net interest income increased $4.7 million, or 48.9%, to $14.2 million in 2006, from $9.5 million in 2005. The growth in net interest income resulted from an increase of $11.6 million in interest income, partially offset by an increase of $6.9 million in interest expense from 2005 to 2006.

The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase in our average earning assets of 38.4% and an increase in our net interest margin of 26 basis points during 2006. Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments.

Our net interest income has also been positively influenced by the increase in our net interest margin following the twelve increases in the prime rate of interest since 2004 for a total of 300 basis points. Since we are asset-sensitive over a one-year time period, our net interest income on our existing earning asset base increases when the prime rate rises.

The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, information related to our average balances, yields on average assets, and costs of average liabilities. We derived average balances from the daily balances throughout the periods indicated. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates

For the Years Ended December 31,

	2006			2005			2004
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Loans	$314,610	$26,237	8.34%	$222,026	$15,461	6.96%	$160,914	$8,926	5.55%
Investment securities	52,423	2,329	4.44%	39,683	1,581	3.98%	35,352	1,420	4.02%
Federal funds sold and other	6,220	320	5.14%	8,037	299	3.72%	3,387	78	2.30%

Total interest-earning assets	$373,253	$28,886	7.74%	$269,745	$17,341	6.43%	$199,653	$10,424	5.22%

Time deposits	$201,957	$9,129	4.52%	$144,082	$5,001	3.47%	$121,434	$3,115	2.56%
Savings & money market	57,962	2,331	4.02%	42,865	1,141	2.66%	18,926	170	0.90%
NOW accounts	25,603	674	2.63%	21,907	343	1.57%	19,026	112	0.59%
FHLB advances	33,421	1,570	4.70%	27,966	925	3.31%	13,657	269	1.97%
Junior subordinated debentures	11,663	877	7.52%	6,186	380	6.14%	5,155	236	4.58%
Federal funds purchased	2,612	144	5.51%	1,329	40	3.01%	549	10	1.82%

Total interest-bearing liabilities	$333,218	$14,725	4.42%	$244,335	$7,830	3.20%	$178,747	$3,912	2.19%

Net interest spread			3.32%			3.23%			3.03%
Net interest income/ margin		$14,161	3.79%		$9,511	3.53%		$6,512	3.26%

Non-interest-bearing demand deposits	$23,056			$18,009			$15,641

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.32% for the year ended December 31, 2006, compared to 3.23% for the year ended December 31, 2005. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.79% for the year ended December 31, 2006, as compared to 3.53% for the year ended December 31, 2005.

The increase in our net interest spread and our net interest margin from 2005 to 2006 was principally due to the faster increase in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the twelve increases in the prime rate during 2005 and 2006. The relative increase in our average loans as a percentage of average earning assets from 2005 to 2006 also contributed to the increase in our net interest margin during the year. We anticipate that growth in loans will continue to drive the growth in assets and the growth in net interest income. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income. Therefore, we may not be able to continue to sustain the increases in net interest income that we have achieved in the past.

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

	Changes in Net Interest Income
	For the Years Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to			For the Years Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to			For the Years Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$(68)	$89	$21	$173	$48	221	$(129)	$79	(50)
Investment securities	507	240	748	173	(12)	161	296	7	303
Loans(1)	6,444	4,329	10,776	4,256	2,279	6,535	2,674	(100)	2,574

Total interest-earning assets	$6,883	$4,658	$11,545	$4,602	$2,315	$6,917	$2,841	$(14)	$2,827

Interest-Bearing Liabilities
Deposits	$2,469	$3,180	$5,649	$1,462	$1,625	$3,087	$985	$(457)	$528
FHLB advances	181	465	645	473	183	656	95	21	116
Federal funds purchased	39	65	104	24	7	31	10	—	10
Junior subordinated debentures	336	162	497	63	81	144	231	1	232

Total interest-bearing liabilities	$3,025	$3,872	$6,895	$2,022	$1,896	$3,918	$1,321	$(435)	$886

Net interest income	$3,858	$786	$4,650	$2,580	$419	$2,999	$1,520	$421	$1,941

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

Provision for Loan Losses

At the end of each quarter or more often, if necessary, we analyze the collectibility of our loans and accordingly adjust the loan loss allowance to an appropriate level. Our loan loss allowance covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. Our process for determining an appropriate level for the loan loss allowance is based on a comprehensive, well-documented, and consistently applied analysis of our loan portfolio. We consider all significant factors that affect the collectibility of the portfolio and support the credit losses estimated by this process. We have an effective loan review system and controls (including an effective loan grading system) that identify, monitor, and address asset quality problems in an accurate and timely manner. We evaluate any loss estimation model before it is employed and document inherent assumptions and adjustments. We promptly charge off loans that we determine are uncollectible. It is essential that we maintain an effective loan review system that works to ensure the accuracy of our internal grading system and, thus, the quality of the information used to assess the appropriateness of the loan loss allowance. Our board of directors is responsible for overseeing management’s significant judgments and estimates pertaining to the determination of an appropriate loan loss allowance by reviewing and approving the institution’s written loan loss allowance policies, procedures and model quarterly.

In arriving at our loan loss allowance, we consider those qualitative or environmental factors that are likely to cause credit losses, as well as our historical loss experience. Because of our relatively short history, we also factor in a five-year trend of peer data on historical losses. In addition, as part of our model, we consider changes in lending policies and procedures, including changes in underwriting standards, and collection, chargeoff, and recovery practices not considered elsewhere in estimating credit losses, as well as changes in regional and local economic and business conditions. Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and nonaccrual loans, as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and effect of any concentrations of credit. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $1,192,000, $594,000 and $679,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The percentage of allowance for loan losses was reduced to 1.0% of gross loans outstanding as of December 31, 2006, from 1.08% as of December 31, 2005. The allowance for loan losses was also reduced from 1.20% of gross loans outstanding as of December 31, 2004. The decrease in this ratio reflects management’s opinion of the level of credit quality in the loan portfolio and other factors, such as net chargeoffs remaining stable from year to year and nonperforming assets continuing to be low as a percentage of total assets. The increase in the provision for loan losses for the quarter and year ended December 31, 2006, is primarily due to the 50.9% growth of the loan portfolio. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	Years ended December 31,
	2006	2005	2004
Service charges and fees on deposit accounts	$1,080	$961	$866
Gain on sale of guaranteed portion of SBA loans	322	441	348
Loan service charges and fees	220	163	127
Mortgage loan fees from correspondent banks	179	135	103
Gain on sale of investment securities	33	—	160
Other	245	155	167

Total noninterest income	$2,079	$1,855	$1,771

Noninterest income for the year ended December 31, 2006, was $2.1 million, a net increase of 12.1% compared to noninterest income of $1.9 million during the same period in 2005. Excluding the nonrecurring gain on the sale of investment securities of $33,000 realized in 2006, noninterest income for the year ended December 31, 2006, increased by $191,000, or 10.3%, over 2005. Excluding the nonrecurring gain on the sale of investment securities of $160,000 realized in 2004, noninterest income for the year ended December 31, 2005, increased by $244,000, or 15.1%, over 2004.

This increase occurred primarily due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts. Gains recognized on the sale of the guaranteed portion of SBA loans decreased 27% from 2005 to 2006; however, the 58% increase in other income to $245,000 was primarily due to $106,000 in SBA servicing income on previously sold loans. Loan service charges and fees and fees from correspondent banks on the origination of mortgage loans increased 35.0% and 32.6%, respectively from 2005 to 2006.

The increase from the year ended December 31, 2004, to December 31, 2005, occurred primarily due to the increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts. Gains recognized on the sale of the guaranteed portion of SBA loans increased 26.7% from 2004 to 2005 as a result of a full year of loan production from the small business lending division during 2005 that opened in March 2004. Loan service charges and fees and fees from correspondent banks on the origination of mortgage loans increased 28.3% and 31.1%, respectively, from 2004 to 2005.

Noninterest Expenses

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	Years ended December 31,
	2006	2005	2004
Salaries and employee benefits	$5,128	$3,744	$2,783
Occupancy and equipment	1,046	660	562
Public relations	609	378	308
Data processing and ATM expense	587	487	378
Telephone and supplies	295	211	137
Professional fees	284	251	231
Other	952	745	567

Total noninterest expense	$8,901	$6,476	$4,966

Noninterest expense was $8.9 million for 2006, as compared to $6.5 million in 2005, an increase of 37.4%. The majority of the increased expenditures reflects the cost of salaries and other variable expenses that have increased to support our growth. Although total noninterest expense increased $2.4 million over 2005, continued efficiency of banking operations resulted in this category increasing only 37.4% over 2005 while total revenue (net interest income plus noninterest income) increased by 42.9% during the same period.

Public relations expense increased by 22.7% to $378,000 for 2005, as compared to $308,000 in 2004, primarily due to increased community relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and expansion into additional markets. Professional fees increased from $231,000 in 2004 to $251,000 in 2005, an increase of 8.2%, which resulted primarily from a charge of approximately $20,000 for consulting services in preparation for the offering of our common stock completed in December 2005.

The most significant item included in noninterest expense is salaries and employee benefits, which totaled $5.1 million, $3.7 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Occupancy and equipment expenses were $1.0 million, $660,000 and $562,000 for the years ended December 31, 2006, 2005 and 2004, respectively. This increase is a result of opening the additional loan production offices in Columbia and Daniel Island during January and February of 2006 and converting the Mount Pleasant loan production office to a full-service branch in October of 2005, as well as the addition of the temporary Greenville branch in September 2006. In addition, we relocated our operations staff to a temporary facility in Spartanburg during April of 2005 as we prepared to expand our main office in Spartanburg to accommodate these staff as well as support future growth. For the year ended December 31, 2005, the most significant item included in noninterest expense is salaries and employee benefits, which totaled $3.7 million in 2005, as compared to $2.8 million in 2004, an increase of 32.1%. Occupancy and equipment expense increased to $660,000 in 2005 from $562,000 in 2004, or an increase of 17.4%.

Data processing and ATM expense were $587,000, $487,000 and $387,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The majority of the increase of 20.5% in 2006 and 28.8% in 2005 reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Public relations expense increased by 61.1% to $609,000 for 2006, as compared to $378,000 in 2005, primarily due to increased community relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and expansion into additional markets. In addition, we began to incur listing fees for our stock on The NASDAQ Global Market beginning in November 2005. Telephone and supplies increased from $211,000 in 2005 to $284,000 in 2006, an increase of 34.6%, which resulted primarily from our growing number of branches.

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

Included in the line item “other,” which increased $207,000, or 27.8%, between 2006 and 2005 and $178,000, or 31.4%, between 2005 and 2004, are charges for insurance premiums, fees paid to our board of directors and our newly formed board in the Charleston market in 2006, postage, printing and stationery expense and various customer-related expenses.

A majority of the increases in these expenditures reflects the costs of additional personnel hired to support our growth, including branch staff for the Mount Pleasant office which opened in late October 2005, the Greenville office which opened in September 2006, additional lenders in the Spartanburg, Columbia and Charleston markets as well as staff in the loan and deposit operation functions to support the continued growth in all markets. The increased costs are also associated with growth in customer transaction processing due to the increase in our customer base.

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

	Years ended December 31,
	2006	2005	2004
Provision for income taxes	$2,095	$1,461	$823
Net income before income taxes	6,147	4,296	2,638
Effective income tax rate	34.08%	34.00%	31.20%

Our effective tax rate for 2006 was consistent with 2005. This consistency was accomplished by increasing nontaxable securities by $90,000, or 34%, from the year ended December 31, 2005, to December 31, 2006. In addition, net interest income increased by $4.7 million, or 49%, compared to the overall increase in net income of $1.2 million, or 43%. The increase in the effective income tax rate from 2004 to 2005 occurred due to the relative increase in fully taxable income during the year. Although the net nontaxable income increased during the year from sources such as municipal securities investments, which increased from 2004 to 2005, and was partially offset by a decline in earnings on bank owned life insurance contracts, fully taxable income such as interest income on loans and government agency investments and noninterest income from fees and charges experienced much greater percentage increases from 2004 to 2005.

Balance Sheet Review

General

As of December 31, 2006, we had total assets of $465.3 million or an increase of 41.6% over total assets of $328.7 million on December 31, 2005. Total assets on December 31, 2006 and 2005, consisted of loans, net of unearned income, of $379.5 million and $251.4 million, respectively; securities available for sale of $63.4 million and $45.2 million, respectively; other assets of $11.2 million and $8.6 million, respectively; premises and equipment, net accumulated depreciation and amortization, of $6.9 million and $5.0 million, respectively; cash and due from banks of $8.2 million and $2.7 million, respectively; and federal funds sold and interest-bearing bank balances of $5,000 and $18.6 million, respectively.

The interest-earning assets, consisting of loans net of unearned income, securities available for sale, federal funds sold and interest-bearing bank balances, grew to $439.1 million as of December 31, 2006, or an increase of 40.5% over the balance of $312.5 million as of December 31, 2005. This increase resulted primarily from the increase in loan originations, net of principal collections, from 2005 to 2006 of approximately $127.0 million due to our expansion into the Charleston market, which began in October of 2004, and new production from lenders hired for the Columbia and Greenville markets during the fourth quarter of 2005 and the Daniel Island loan production office in the first quarter of 2006.

The increase of $2.6 million in other assets during 2006 resulted primarily from the increase in accrued interest receivable due to the increase in our net interest margin due to twelve increases in the prime interest rate during 2005 and 2006, as well as the growth in interest-earning assets during 2005.

Premises and equipment increased $1,929,000 during 2006 primarily due to the ongoing construction of the Spartanburg operations center and the Greenville full-service branch, net of $409,000 in depreciation expense for 2006. As of December 31, 2006, construction on our operations center at our corporate headquarters in Spartanburg and our Greenville market headquarters was underway with construction costs to date totaling $1.0 million and $327,000, respectively. Renovations at the East Bay Street branch also were ongoing, with construction costs to date totaling $81,000. We anticipate remaining related capital expenditures to be completed within the next six months, for an expected $2.5 million at all our construction sites.

For the year ended December 31, 2006, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $54 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on December 31, 2006, were $438.4 million, an increase of 42.9% over liabilities as of December 31, 2005, of $306.7 million and consisted primarily of deposits of $376.7 million, $37.4 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures and $8 million in federal funds purchased. The increase of $7.2 million in junior subordinated debentures from December 31, 2005, occurred with the closing of FNSC Capital Trust III on March 30, 2006, in a pooled offering of trust preferred securities.

Shareholders’ equity on December 31, 2006, was $27.0 million, as compared to shareholders’ equity on December 31, 2005, of $22.0 million. The increase of $5.0 million, or 22.5%, can be attributed primarily to the net income earned during 2006. Also contributing to the increase was the decrease in the unrealized loss on investment securities available for sale, net of tax, during 2006.

Federal Funds Sold and Interest-Bearing Bank Balances

As of December 31, 2006, short-term overnight investments in federal funds sold and interest-bearing bank balances comprised less than 1% of total interest-earning assets of $439.1 million as compared to 6.0% of total interest-earning assets of $317.3 million on December 31, 2005. Although we experienced record deposit growth during 2006, a net increase in loans from 2005 to 2006 of 103.4% over the net growth from 2004 to 2005 drove the decrease in cash and due from banks, federal funds sold and interest-bearing bank balances of approximately $13.1 million from 2005 to 2006.

Investments

On December 31, 2006 and 2005, our investment securities portfolio of $63.4 and $45.1 million, respectively, represented approximately 14.4% of our interest-earning assets. As of December 31, 2006 and 2005, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $64.1 million and $46.2 million, respectively, for an unrealized loss of $700,000 and $1.0 million, respectively.

As a result of the strong growth in our loan portfolio and the historically low fixed rates during the past several years, we had maintained a lower than normal level of investments. As rates on investment securities have risen and additional capital and deposits have been obtained, we have increased the size of the investment portfolio.

Fair values and yields on our investments (all available for sale) as of December 31, 2006, are shown in the following table based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

			As of December 31, 2006
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$—	—	$8,787	4.39%	$4,946	5.25%	$—	—	$13,733	4.70%
Mortgage-backed securities	261	4.50%	6,531	4.19%	7,581	4.80%	21,904	5.05%	36,277	4.84%
Municipal securities	—	—	—	—	3,564	3.39%	9,800	4.05%	13,364	3.87%

Total	$261	4.50%	$15,318	4.31%	$16,091	4.63%	$31,704	4.74%	$63,374	4.60%

The amortized cost and fair value of our investments (all available for sale) as of December 31, 2006, 2005 and 2004, are shown in the following table (dollars in thousands).

	December 31, 2006		December 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government/government sponsored agencies	$13,969	$13,733	$9,500	$9,169	$6,500	$6,353
Mortgage-backed securities	36,729	36,277	28,070	27,378	23,998	23,871
Municipal securities	13,382	13,364	8,600	8,604	5,924	5,941

Total	$64,080	$63,374	$46,170	$45,151	$36,422	$36,165

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of December 31, 2006, 2005 and 2004, consisted of the following:

	As of December 31,
	2006	2005	2004
Federal Reserve Bank stock	$602	$448	$330
Federal Home Loan Bank stock	2,356	1,674	1,405

We increased the level of Federal Reserve Bank (“FRB”) stock during 2006 to reflect the contribution of capital to the bank by the holding company from proceeds received from the issuance of approximately $7 million in floating trust securities in March 2006. The level of Federal Home Loan Bank (“FHLB”) stock varies with the level of FHLB advances and increased during 2006 to reflect the net increase in FHLB advances during the year.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans for the years ended December 31, 2006, 2005 and 2004 were $314.6 million, $222.0 million, and $160.9 million, respectively. Total loans outstanding as of December 31, 2006, 2005 and 2004 were $379.5 million, $251.4 million and $188.5 million, respectively, before the allowance for loan losses.

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2006, (dollars in thousands).

	2006		2005		2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$25,604	6.75%	$20,902	8.31%	$20,255	10.74%	$24,869	19.07%	$15,867	17.04%
Commercial secured by real estate	261,961	69.03%	152,726	60.75%	104,339	55.35%	57,622	44.18%	53,659	57.63%
Real estate—residential mortgages	86,022	22.67%	71,900	28.60%	59,322	31.47%	42,830	32.84%	19,174	20.59%
Installment and other consumer loans	6,458	1.70%	6,273	2.50%	4,977	2.64%	5,342	4.10%	4,591	4.93%
Unearned income	(555)	(0.15)%	(396)	(0.16)%	(386)	(0.20)%	(242)	(0.19)%	(185)	(0.19)%

Total loans, net of unearned income	379,490	100.00%	251,405	100.00%	188,507	100.00%	130,421	100.00%	93,106	100.00%
Less—allowance for loan losses	(3,795)	1.00%	(2,719)	1.08%	(2,258)	1.20%	(1,630)	1.25%	(1,164)	1.25%

Total loans, net	$375,695		$248,686		$186,249		$128,791		$91,942

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

The increase in our commercial loans secured by real estate from 2005 to 2006 is due to the relatively higher paydowns on residential real estate loans and new commercial real estate lending in the Charleston, Greenville and Columbia markets due to our expansion in each of these markets.

The increase in our commercial loans secured by real estate from 2004 to 2005 is due to the relatively higher paydowns on residential real estate loans and new commercial real estate lending in the Charleston and Greenville markets due to the expansion of our loan production offices in each of these markets.

While our residential mortgages secured by real estate have increased each year, these loans have decreased relative to the overall loan portfolio each year since 2003. This decrease is due in part to the amortizing nature of these loans. In addition, the proportional decrease in residential mortgages secured by real estate is more than offset by the proportional increase in commercial real estate loans. We have significantly increased the number of our commercial lending officers over the last three years. We expect to continue to focus significant origination efforts in commercial real estate and commercial lending. The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, we generally limit ourselves to a real estate market or to borrowers with which we have experience. We generally concentrate on originating commercial real estate loans secured by properties located within our market areas. In addition, many of our commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of December 31, 2006 (dollars in thousands):

	As of December 31, 2006
	One year or less	After one but within five years	After five years	Total
Commercial	$10,034	$5,480	$1,189	$16,703
Real estate—construction	118,173	25,627	—	143,800
Real estate—mortgage	20,784	167,549	20,395	208,728
Consumer and other	3,376	2,665	4,773	10,814

Total loans	$152,367	$201,321	$26,357	$380,045
Unearned income, net				(555)

Total loans, net of unearned income				$379,490

Loans maturing after one year with:
Fixed interest rates				$62,875

Floating interest rates				$164,803

Provision and Allowance for Loan Losses

The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

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

We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types: real estate, commercial, consumer, A&D/construction and mortgage. We apply general loss factors to each category and may adjust these percentages given consideration of local economic conditions, exposure to concentrations that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs, and anticipated loan growth. The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the years in the five-year period ended December 31, 2006 (dollars in thousands):

	As of December 31,
	2006		2005		2004		2003		2002
Commercial	$454	6.8%	$135	11.1%	$191	12.0%	$180	54.5%	$236	53.9%
Real estate-construction	1,062	22.6%	386	20.4%	343	11.2%	150	6.9%	138	6.4%
Real estate-mortgage	1,841	68.9%	2,110	66.0%	1,111	74.2%	926	34.5%	662	34.5%
Consumer	58	1.7%	48	2.5%	30	2.6%	33	4.1%	32	5.2%
Unallocated	380	N/A	40	N/A	584	N/A	341	N/A	96	N/A

Total allowance for loan losses	$3,795	100.0%	$2,719	100.0%	$2,259	100.0%	$1,630	100.0%	$1,164	100.0%

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

The following table sets forth the changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2006 (dollars in thousands).

	As of December 31,
	2006	2005	2004	2003	2002
Balance, beginning of year	$2,719	$2,258	$1,631	$1,164	$800
Provision charged to operations	1,192	594	679	519	418
Loans charged-off
Commercial, financial and agricultural	(116)	(38)	(9)	(36)	(34)
Real estate-construction	—	—	—	—	(8)
Installment loans to individuals	(23)	(106)	(45)	(17)	(12)

Total charge-offs	(139)	(144)	(54)	(53)	(54)
Recoveries of loans previously charged-off	23	11	2	1	—

Balance, end of period	$3,795	$2,719	$2,258	$1,631	$1,164

Allowance to loans, year end	1.00%	1.08%	1.20%	1.25%	1.25%

Net charge-offs to average loans	0.04%	0.06%	0.03%	0.05%	0.07%

Non-accrual loans	$477	$349	$49	$257	$—

Past due loans in excess of 90 days on accrual status	$—	$—	$—	$—	$—

Other real estate owned	$—	$—	$—	$—	$—

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. Since December 31, 2006, we have added approximately $3.4 million in loans on nonaccrual basis. The majority of these loans are secured by real estate, and based on our evaluation and assessment, we do not anticipate any loss on these loans in the future.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands).

	As of December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$23,056	—	$18,009	—	$15,641	—
NOW accounts	25,603	2.63%	21,907	1.57%	19,026	0.59%
Money market and savings accounts	57,962	4.02%	42,865	2.66%	18,926	0.90%
Time deposits	201,957	4.52%	144,082	3.47%	121,434	2.56%

Total deposits	$308,578	3.93%	$226,863	2.86%	$175,027	1.94%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $242.0 million, $194.8 million, and $132.9 million as of December 31, 2006, 2005 and 2004, respectively. The maturity distribution of our time deposits of $100,000 or more as of December 31, 2006 and 2005, is as follows (dollars in thousands):

As of December 31, 2006
Three months or less	$31,559
Over three through six months	17,124
Over six through twelve months	28,882
Over twelve months	52,463

Total	$130,028

The increase in time deposits of $100,000 or more for the year ended December 31, 2006, as compared to the balance as of December 31, 2005, primarily resulted from the utilization of deposits that were obtained from municipal depositors and brokered certificates of deposit from outside of our primary market. For the year ended December 31, 2006, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $54 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds during the years ended December 31, 2006, 2005 and 2004, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods and the average balance for each period, and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown. See Note 9- “Lines of Credit”, Note 10- “FHLB Advances”, and Note 13-”Junior Subordinated Debentures” in the Notes to Consolidated Financial Statements included in this report for additional disclosures related to these types of borrowings (dollars in thousands).

	Ending Balance	Period-End Rate	Maximum Balance	Average for the Period
				Balance	Rate
As of or for the Year Ended December 31, 2006
FHLB advances	$37,476	4.94%	$48,543	$33,421	4.70%
Federal funds purchased	$7,970	5.41%	$14,391	$2,612	5.51%
Junior subordinated debentures	$13,403	7.44%	$13,403	$11,663	7.52%

As of or for the Year Ended December 31, 2005
FHLB advances	$26,612	3.99%	$30,436	$27,966	3.31%
Federal funds purchased	$—	—	$5,836	$1,329	3.01%
Junior subordinated debentures	$6,186	7.33%	$6,186	$6,186	6.14%

As of or for the Year Ended December 31, 2004
FHLB advances	$23,079	2.68%	$23,114	$13,657	1.97%
Federal funds purchased	$—	—	$7,250	$549	1.82%
Junior subordinated debentures	$6,186	5.04%	$6,186	$5,155	4.58%

As of December 31, 2006, 2005 and 2004, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $30.0 million, $23.5 million, and $19.5 million, respectively.

Capital Resources

On May 16, 2006, we issued our first stock dividend of 6% to shareholders of record as of May 1, 2006. As a result of this dividend, the common stock component of our shareholders equity increased approximately $2,000; additional paid in capital increased approximately $3.8 million, and our retained earnings decreased by an offsetting approximate $3.8 million.

Total shareholders’ equity amounted to $27.0 million and $22.0 million on December 31, 2006 and 2005, respectively. A portion of the increase between 2005 and 2006 resulted from the $4.1 million of net income earned during the year. Also contributing to the increase was the decrease in the unrealized loss on investment securities available for sale, net of tax, during 2006.

As of December 31, 2006, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2005. We believe that the unrealized loss is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss. See the “Liquidity” section for a more detailed discussion of our available liquidity sources. We currently expect that we will have sufficient cash flow to fund ongoing operations.

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

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of December 31, 2006, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities. On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. Under the provisions of Financial Accounting Standards Board, or “FASB,” Interpretation No. 46, we deconsolidated these entities from our consolidated financial statements as of December 31, 2004. The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital. As of December 31, 2006, approximately $8.7 million of the trust preferred securities qualified as Tier 1 capital, with approximately $4.3 million included as Tier 2 capital.

We are both subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan (“ESOP”) $600,000 which was used to purchase 42,532 shares of our common stock. At December 31,

2006, the ESOP owned 44,914 shares of our stock, of which 39,601 shares were pledged to secure the loan. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $558,000 and $599,000 from shareholders’ equity at December 31, 2006 and 2005, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The following table sets forth the company’s and the bank’s various capital ratios as of December 31, 2006, 2005 and 2004. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory capital requirements. We are currently evaluating various options, such as issuing trust preferred securities or common stock, to increase the bank’s capital and related capital ratios in order to maintain the bank’s growth.

	December 31, 2006		December 31, 2005		December 31, 2004
	Holding Company	Bank	Holding Company	Bank	Holding Company	Bank
Total risk-based capital	11.13%	10.01%	13.16%	11.35%	12.21%	11.83%
Tier 1 risk-based capital	8.94%	9.03%	11.92%	10.19%	10.04%	10.57%
Leverage capital	9.02%	8.05%	9.09%	7.75%	7.90%	8.34%

The decrease in the capital ratios from December 31, 2005, to December 31, 2006, is due to proportionally increased risk-weighted assets and average total assets at December 31, 2006, compared to December 31, 2005.

As of December 31, 2006, construction on our leased operations center at our corporate headquarters in Spartanburg and our Greenville market headquarters was underway with construction costs to date totaling $1.0 million and $327,000, respectively. We anticipate total remaining related capital expenditures for both of these facilities in the near future to be approximately $2.5 million. In addition, our sixth full-service branch in Charleston was being extensively renovated at a cost of $394,000 with $313,000 of this contract to be incurred during 2007. We have exercised our option to purchase the land and building at our Mount Pleasant, South Carolina branch for a purchase price of $800,000. We plan to close this purchase during May of 2007. In addition, we are renovating an existing bank branch in Greer, South Carolina for an anticipated opening in the summer of 2007. We expect to incur $300,000 in related capital expenditures in 2007.

Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the OCC and are payable only from the undivided profits of our bank. We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006. We also distributed a 6% stock dividend on May 16, 2006. On December 1, 2006, the Company’s board of directors authorized a stock repurchase program of up to 50,000 of its 3,458,354 shares outstanding effective immediately for a period of six months ending May 31, 2007.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (equity divided by total assets) for the three years ended December 31, 2006:

	December 31, 2006	December 31, 2005	December 31, 2004
Return on average assets	1.05%	1.01%	0.87%
Return on average equity	16.82%	17.72%	13.87%
Equity to assets ratio	5.80%	6.71%	5.89%

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

Off-Balance Sheet Arrangements

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

As of December 31, 2006 and 2005, we had issued commitments to extend credit of $85.3 million, and $97.1 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. Standby letters of credit totaled $461,000 and $575,000, as of December 31, 2006 and 2005, respectively. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor.

Except as disclosed in this annual report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We measure and monitor liquidity frequently, allowing us to better understand, predict and respond to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, core deposits and wholesale funds. We also have recently drafted and presented to the Asset Liability Committee a detailed liquidity contingency plan designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity.

As of December 31, 2006 and 2005, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $8.2 million, and $21.3 million, representing 1.76% and 6.48% of total assets, respectively. Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. The decrease in our liquidity from 2005 to 2006 to fund the growth of our loan production offices has challenged us to maximize the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits. We will rely on the wholesale funding market less as we expand our branch network and capitalize on existing and new deposit markets throughout the state. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $30.0 million as of December 31, 2006. The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option when we determine that these are the best source of funds to meet existing requirements. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in taking advantage of funding from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral; we scrutinize each loan relying on FHLB guidelines before it is determine to qualify as collateral for an FHLB advance. We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our long-term liquidity needs.

In addition, other sources of regulatory capital may be accessed such as trust preferred securities or common stock to fund our liquidity needs. In February 2007, we participated in a sale/leaseback transaction with a group of several of our board members to generate funds for the sale of some of our land and buildings. A second sale/leaseback transaction is planned for the spring of 2007.

Interest Rate Sensitivity

Asset liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset liability management committee (“ALCO”) monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board-approved limits.

The following table sets forth information regarding our interest rate sensitivity as of December 31, 2006, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$—	5	—	—	5
Investment securities	2,576	10,765	17,595	32,437	63,373
Loans	$316,520	23,568	36,461	2,941	379,490

Total interest-earning assets	$319,096	34,338	54,056	35,378	442,868

Interest-bearing liabilities:
NOW accounts	$17,574	—	30,414	—	47,988
Money market and savings	35,765	—	45,520	—	81,285
Time deposits	68,217	97,411	62,458	—	228,086
FHLB advances	10,000	10,000	15,571	1,905	37,476
Junior subordinated debentures	$—	13,403	—	—	13,403

Total interest-bearing liabilities	$131,556	120,814	153,962	1,905	408,238

Period gap	$187,540	(86,476)	(99,906)	33,473	34,630
Cumulative gap	$187,540	101,064	—	—	—
Ratio of cumulative gap to total interest-earning assets	2.43%	1.40%	—	—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2006, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under FAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We are currently evaluating the impact that the adoption of SFAS No. 156 will have on our financial position, results of operations and cash flows, but do not believe that the adoption of SFAS No. 156 will have a material impact on our financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48 our financial position, results of operations and cash flows but do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS No. 157 is effective for us on January 1, 2008, and is not expected to have a significant impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We do not have a defined benefit pension plan. We do not believe that the adoption of SFAS No. 158 will have a material impact on our financial position, results of operations and cash flows.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires employers to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We are currently evaluating the impact that adopting this standard will have, but we do not believe that the adoption of EITF 06-4 will have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that adopting this standard will have, but we do not believe that the adoption of EITF 06-5 will have a material impact on our financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The adoption of SAB 108 did not have a material impact on our financial position, results of operations and cash flows.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. We do not believe the adoption of this FSP will have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for us on January 1, 2008. Earlier adoption is permitted in 2007 if we also elect to apply the provisions of SFAS 157, “Fair Value Measurement.” We are currently analyzing the fair value option provided under SFAS 159. We do not believe that adoption of this FASB will have a material impact on our financial position, results of operations and cash flows.

Item 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

First National Bancshares, Inc. and Subsidiary

Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Greenville, South Carolina

March 16, 2007

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2006 and 2005

(dollars in thousands)

	2006	2005
Assets
Cash and due from banks	$8,200	$2,691
Interest-bearing bank balances	5	1,937
Federal funds sold	—	16,678
Securities available for sale	63,374	45,151
Loans, net of allowance for loan losses of $3,795 and $2,719, respectively	375,695	248,686
Premises and equipment, net	6,906	4,977
Other	11,202	8,559

Total assets	$465,382	$328,679

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$31,321	$18,379
Interest-bearing	345,380	253,316

Total deposits	376,701	271,695

FHLB advances	37,476	26,612
Junior subordinated debentures	13,403	6,186
Federal funds purchased	7,970	—
Accrued expenses and other liabilities	2,842	2,157

Total liabilities	438,392	306,650

Commitments and contingencies—Notes 16 and 17

Shareholders’ equity:
Preferred stock, par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 10,000,000 shares authorized; 3,700,439 and 3,130,767 shares issued and outstanding, respectively	37	31
Additional paid-in capital	26,906	18,189
Unearned ESOP shares	(558)	(599)
Retained earnings	1,071	5,080
Accumulated other comprehensive loss	(466)	(672)

Total shareholders’ equity	26,990	22,029

Total liabilities and shareholders’ equity	$465,382	$328,679

The accompanying notes are an integral part of these consolidated financial statements.

2006 shares outstanding, common stock, additional paid-in capital and retained earnings reflect the 7% stock dividend to be distributed on March 30, 2007.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands, except share data)

	2006	2005	2004
Interest income:
Loans	$26,237	$15,461	$8,926
Taxable securities	1,977	1,319	1,190
Nontaxable securities	352	262	230
Federal funds sold and other	320	299	78

Total interest income	28,886	17,341	10,424

Interest expense:
Deposits	12,134	6,484	3,397
FHLB advances	1,570	925	269
Junior subordinated debentures	877	380	236
Federal funds purchased	144	41	10

Total interest expense	14,725	7,830	3,912

Net interest income	14,161	9,511	6,512

Provision for loan losses	1,192	594	679

Net interest income after provision for loan losses	12,969	8,917	5,833

Noninterest income:
Service charges and fees on deposit accounts	1,080	961	866
Gain on sale of guaranteed portion of SBA loans	322	441	348
Loan service charges and fees	220	163	127
Mortgage loan fees from correspondent bank	179	135	103
Gain on sale of securities available for sale	33	—	160
Other	245	155	167

Total noninterest income	2,079	1,855	1,771

Noninterest expense:
Salaries and employee benefits	5,128	3,744	2,783
Occupancy and equipment expense	1,046	660	562
Public relations	609	378	308
Data processing and ATM expense	587	487	378
Telephone and supplies	295	211	137
Professional fees	284	251	231
Other	952	745	567

Total noninterest expense	8,901	6,476	4,966

Net income before income taxes	6,147	4,296	2,638

Provision for income taxes	2,095	1,461	823

Net income	$4,052	$2,835	$1,815

Net income per share
Basic	$1.12	$0.90	$0.59

Diluted	$0.94	$0.73	$0.49

Weighted average shares outstanding
Basic	3,615,022	3,142,035	3,067,182
Diluted	4,324,561	3,933,760	3,728,736

All share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

See Note 1 to the Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2003	2,704,275	$27	$11,801	$—	$430	$(29)	$12,229
Cash in lieu of fractional shares	(6)	—	—	—	—	—	—
Grant of employee stock options	—	—	9	—	—	—	9
Comprehensive income:
Net income	—	—	—	—	1,815	—	1,815
Change in net unrealized loss on securities available for sale, net of income tax of $127	—	—	—	—	—	(247)	(247)
Reclassification adjustment for gains included in net income, net of income tax of $54	—	—	—	—	—	106	106

Total comprehensive income	—	—	—	—	—	—	1,674

Balance, December 31, 2004	2,704,269	$27	$11,810	$—	$2,245	$(170)	$13,912

Grant of employee stock options	—	—	32	—	—	—	32
Proceeds from exercise of employee stock options	1,575	—	12	—	—	—	12
Proceeds from sale of stock, net of offering costs of $460	424,923	4	6,335	—	—	—	6,339
Shares issued to leveraged ESOP	—	—	—	(600)	—	—	(600)
Allocation of ESOP shares	—	—	—	1	—	—	1
Comprehensive income:
Net income	—	—	—	—	2,835	—	2,835
Change in net unrealized loss on securities available for sale, net of income tax of $259	—	—	—	—	—	(502)	(502)

Total comprehensive income	—	—	—	—	—	—	2,333

Balance, December 31, 2005	3,130,767	$31	$18,189	$(599)	$5,080	$(672)	$22,029

Grant of employee stock options	—	—	73	—	—	—	73
Proceeds from exercise of employee stock options/director stock warrants	139,999	1	590	—	—	—	591
Shares issued from the 6% stock dividend	187,588	2	3,784	—	(3,786)	—	—
Shares to be distributed with the 7% stock dividend	242,085	3	4,272	—	(4,275)	—	—
Cash paid in lieu of fractional shares	—	—	(4)	—	—	—	(4)
Allocation of ESOP shares	—	—	2	41	—	—	43
Comprehensive income:
Net income	—	—	—	—	4,052	—	4,052
Change in net unrealized loss on securities available for sale, net of income tax of $117	—	—	—	—	—	228	228
Reclassification adjustment for gains included in net income, net of income tax of $11	—	—	—	—	—	(22)	(22)

Total comprehensive income	—	—	—	—	—	—	4,258

Balance, December 31, 2006	3,700,439	$37	$26,906	$(558)	$1,071	$(466)	$26,990

All share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

See Note 1 to the Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,052	$2,835	$1,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,192	594	679
Provision for deferred income tax benefit	(384)	(66)	(95)
Depreciation	409	269	245
Premium amortization, net	33	86	103
Gain on sale of securities available for sale	(33)	—	(160)
Gain on sale of guaranteed portion of SBA loans	(322)	(441)	(348)
Origination of residential mortgage loans held for sale	(18,215)	(12,196)	(91)
Proceeds from sale of residential mortgage loans held for sale	18,849	11,653	—
Employee stock options granted	73	32	9
Allocation of ESOP shares	43	1	—
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(1,120)	(1,321)	(323)
Accrued expenses and other liabilities	486	548	71

Net cash provided by operating activities	5,063	1,994	1,905

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	6,543	6,514	8,671
Proceeds from sale of securities available for sale	5,601	—	14,375
Proceeds from sale of guaranteed portion of SBA loans	5,650	6,188	3,354
Purchases of securities available for sale	(30,055)	(16,347)	(23,193)
Loan originations, net of principal collections	(134,039)	(68,137)	(61,109)
Investment in common securities of Trusts	(217)	—	(93)
Net purchases of premises and equipment	(2,338)	(972)	(139)
Redemption of FHLB and other stock	—	357	305
Purchase of FHLB and other stock	(953)	(744)	(1,236)

Net cash used by investing activities	(149,808)	(73,141)	(59,065)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	7,217	—	3,093
Proceeds from secondary stock offering, net of offering expenses	—	6,339	—
Shares issued to leveraged ESOP	—	(600)	—
Increase in federal funds purchased	7,970	—	—
Increase in FHLB advances	28,400	14,100	36,730
Repayment of FHLB advances	(17,536)	(10,566)	(23,151)
Proceeds from exercise of employee stock options/director stock warrants	591	12	—
Cash paid in lieu of fractional shares	(4)	—	—
Net increase in deposits	105,006	79,884	37,078

Net cash provided by financing activities	131,644	89,169	53,750

Net increase (decrease) in cash and cash equivalents	(13,101)	18,022	(3,410)
Cash and cash equivalents, beginning of year	21,306	3,284	6,694

Cash and cash equivalents, end of year	$8,205	$21,306	$3,284

All share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

See Note 1 to the Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

Note 1—Summary of Significant Accounting Policies and Activities

Business Activity and Organization—First National Bancshares, Inc. (the “Company”) was incorporated on July 14, 1999, under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg (the “Bank”). The Bank was organized as a national bank under the laws of the United States of America with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina. The Bank began transacting business on March 27, 2000, and provides full personal and commercial banking services to customers and is subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. During 2002, the Company adopted a resolution changing the legal name of the Bank to First National Bank of the South. The Bank continues to do business in Spartanburg County as First National Bank of Spartanburg.

The Bank opened two additional full service branches in Spartanburg in 2000 and 2001. In August 2002, the Bank began offering trust and investment management services through Colonial Trust Company, the oldest private trust company in South Carolina. In March 2004, the Bank established a loan production office in Greenville County which includes the operations of its small business lending division, First National Business Capital. This division originates small business loans under the U. S. Small Business Administration’s (“SBA’s”) various loan programs. In October of 2005, the Bank successfully converted its loan production office that opened in October 2004 in Mount Pleasant, South Carolina to its fourth full-service branch, its first in the Charleston market.

In January 2006, the Bank opened a loan production office in Columbia, South Carolina and in February 2006, the Bank added the Daniel Island loan production office to its Charleston market operations. In September 2006, the Bank opened its fifth full-service branch, its first in the Greenville market. This branch is currently housed in a temporary location until the construction of the permanent branch and market headquarters on Pelham Road in Greenville is completed in early 2007. Upon completion, First National Business Capital will relocate to this facility.

The Company has received regulatory approval to open its sixth full-service branch in a leased facility located at 140 East Bay Street in downtown Charleston, South Carolina. Renovations are currently under way at this location, with the opening of this branch anticipated in the spring of 2007.

Additionally, the Bank has announced plans to expand its banking operations into York and Lancaster Counties of South Carolina beginning with a loan production office in Rock Hill, which opened in February 2007. Finally, construction of a new 14,500 square foot Operations Center located adjacent to the existing corporate headquarters in Spartanburg is scheduled for completion in spring 2007.

The Company offered its common stock for sale to the public under an initial public offering which began on November 10, 1999, in which 3.1 million shares of common stock were sold, including 1,235,400 shares sold to the Company’s directors and executive officers at $3.92 per share. The offering raised approximately $11,800,000, net of underwriting discounts and commissions and offering expenses, and was completed on February 10, 2000. These per share and share amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007. The Company used $11 million of the proceeds to capitalize the Bank.

The Company offered its common stock for sale to the public under a best efforts offering which began on October 14, 2005, in which 628,529 shares of common stock were sold, including 32,804 shares sold to meet oversubscriptions. The shares were sold by the Company’s officers and directors at a price of $14.10 per share. Total net proceeds to the Company from the offering were approximately $6.3 million after deducting expenses and the net proceeds paid to the selling shareholder from the sale of its 146,312 shares included in the offering which was completed in December 2005. These per share and share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006 and the 7% stock dividend to be distributed on March 30, 2007. The Company used the net proceeds from the offering for general corporate purposes and to enhance the Bank’s capital and liquidity.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America “GAAP”) and to general practices in the banking industry.

Use of Estimates—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of income and expense during the reporting period. Actual results could differ from these estimates.

Concentration of Credit Risk—The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Spartanburg, Greenville, Richland and Charleston Counties in South Carolina through its recent expansion. The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2006, there were no material concentrations of credit risk within the Company’s loan portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that the Company has a concentration of non-1-to-4-family residential loans that exceed supervisory limits for loan to value ratios. This segment of loans is generally described as the “commercial basket” and may not exceed thirty percent of total regulatory capital. The commercial basket totals $12.4 million at December 31, 2006, representing 45.8% of total equity and 3.26% of loans, net of unearned income. At December 31, 2005, this concentration totaled $13.6 million representing 61.9% of total equity and 5.4% of loans, net of allowance for loan losses. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2006, 2005, and 2004.

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

Cash and Cash Equivalents—In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, the Company considers cash and cash equivalents to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank balances” and “Federal funds sold”.

Investment Securities—Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity—securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities—securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale—securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

Loans and Interest Income—Loans of the Bank are carried at principal amounts, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The Bank also originates loans to small businesses under the United States Small Business Administration (“SBA”) loan programs. These loans are solicited from the Company’s market areas and are generally underwritten in the same manner as conventional loans generated for the Bank’s portfolio. The portion of loans that are secured by the guaranty of the SBA is usually sold in the secondary market to provide additional liquidity and to provide a source of noninterest income. Deferred gains on the sale of the guaranteed portion of SBA loans are amortized over the lives of the underlying loans using the interest method. Excess servicing is recognized as an asset and is amortized in proportion to and over the period of the estimated net servicing income and is subject to periodic assessment. Excess servicing at December 31, 2006 and 2005 of $320,000 and $299,000, respectively is included in the balance sheet caption “other assets.” The guaranteed amount of loans sold to the SBA serviced by the Company was approximately $14.7 million and $8.7 million at December 31, 2006 and 2005, respectively.

Residential Mortgage Loans Held for Sale—Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. The Company obtains commitments from the secondary market investors prior to closing of the loans; therefore, no gains or losses are recognized when the loans are sold. The Company receives origination fees received from the secondary market investors. At December 31, 2006, there were no residential mortgage loans held for sale compared to approximately $634,000 at December 31, 2005, which is included in loans, net of allowance for loan losses on the Consolidated Balance Sheets.

Impairment of Loans—Loans are considered to be impaired when, in management’s judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with the terms of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118 in the areas of disclosure requirements and methods of recognizing income. SFAS No. 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. The Bank determines which loans are impaired through a loan review process.

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan, or the fair value of the collateral securing the loan, is lower then the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimated of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. In particular, the unallocated component also reflects environmental issues unique to our institution and the markets we serve.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Loan Fees—Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan. Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.

Off-Balance Sheet Commitments—In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of legally binding commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Premises and Equipment—Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization, computed principally by the straight line method over the estimated useful lives of the assets as follows: building, 40 years; furniture and fixtures, 7 to 10 years; and computer hardware and software, 3 to 5 years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the operating lease. Additions to premises and equipment and major replacements and betterments are added at cost. Maintenance, repairs and minor replacements are included in operating expense. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications have no effect on previously reported shareholders’ equity or net income. Share and per share data reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007, discussed below under “Net Income Per Share”.

Stock Compensation Plans—At December 31, 2006, the Company has several stock-based employee compensation plans, which are more fully described in Notes 14 and 15. On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock compensation plans. We previously accounted for our stock compensation plans under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation, which are consistent with the provisions of SFAS No. 123(R) but allowed us to use the prospective method of adoption since we did so by December 31, 2003. Prior to our adoption of SFAS No. 148, we utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our stock options granted in years prior to 2003 because the option exercise price in our plans equals the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized for all options granted prior to January 1, 2003. Since January 1, 2003, we have used the fair value method to record the compensation expense for stock options granted after January 1, 2003, over the vesting period of these grants under the prospective method.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all stock options granted after the date of adoption and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the periods prior to adopting SFAS No. 123(R) on January 1, 2006 (in thousands, except per share amounts):

Pro Forma Disclosure for Net Income and Net Income per Share

	2005	2004
Net income—as reported	$2,835	$1,815
Net income—pro forma	2,773	1,565
Net income per share—basic
As reported	$0.90	$0.59
Pro forma	0.88	0.51
Net income per share—diluted
As reported	$0.73	$0.49
Pro forma	0.70	0.41

These amounts have been adjusted for the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

The weighted average fair value per share of options granted in 2006, 2005 and 2004 amounted to $7.14, $6.99, and $1.90, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 24.16%, 39.46% and 6.0%, for 2006, 2005 and 2004, respectively; risk-free interest rate of 5.25%, 4.25% and 2.25% for 2006, 2005 and 2004, respectively, and expected lives of the options of seven years in all years presented. There were no cash dividends in any years presented. A 6% stock dividend was distributed on May 16, 2006. The weighted average fair value amounts reflect this dividend, as well as the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004.

Net Income Per Share—Basic income per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	BASIC	DILUTED	BASIC	DILUTED	BASIC	DILUTED
Net income	$4,052	$4,052	$2,835	$2,835	$1,815	$1,815
Grant of employee stock options	—	—	32	32	9	9

Adjusted net income	$4,052	$4,052	$2,867	$2,867	1,824	1,824

Weighted average shares outstanding	3,615,022	3,615,022	3,142,035	3,142,035	3,067,182	3,067,182

Effect of Dilutive Securities:
Stock options & warrants	—	663,121	—	739,930	—	618,275

	3,615,022	4,278,143	3,142,035	3,881,965	3,067,182	3,685,457

Per share amount	$1.12	$0.94	$0.90	$0.73	$0.59	$0.49

Antidilutive instruments were excluded from the calculation of diluted earnings per share above.

On March 2, 2007, the Company’s board of directors declared a 7% stock dividend to shareholders of record on March 16, 2007. The 7% stock dividend will be paid on March 30, 2007. The 2006 shareholders’ equity, share and per share data reflect the 7% dividend. The number of outstanding shares will increase from 3,458,354 to 3,700,439.

On April 18, 2006, the Company’s board of directors approved a 6% stock dividend on the Company’s outstanding stock. The dividend was distributed on May 16, 2006. The number of outstanding shares increased from 3,130,767 to 3,318,355. All share amounts for periods prior to the dividend have been restated to reflect this dividend, as well as the two 3 for 2 splits.

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

Comprehensive Income—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recently Adopted Accounting Standards—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have any impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that the adoption of SFAS No. 156 will have on its financial position, results of operations and cash flows but does not anticipate that adoption of this standard will have a material impact.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48 but does not anticipate that adoption of this standard will have a material impact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008, and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured—is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which area effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS No. 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September 2006, the FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing EITF 06-4 but does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 mow requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that, upon adoption, it will have no impact on the reported results of operations or financial conditions.

Note 2—Supplemental Noncash Investing and Financing Data

The following summarizes supplemental cash flow data for the years ended December 31 (dollars in thousands):

	2006	2005	2004
Interest paid	$14,126	$7,747	$3,813
Cash paid for income taxes	2,313	1,387	1,075
Change in fair value of securities available for sale, net of income tax	206	(502)	(141)

Note 3—Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank (“FRB”) based upon a percentage of deposits. The amount of the required reserve balance which is reported in “Cash and due from banks” on the accompanying consolidated balance sheets at December 31, 2006 and 2005, was $1,593,000 and $269,000, respectively.

Note 4—Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale at December 31, 2006 and 2005, consisted of the following (dollars in thousands):

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government/government sponsored agencies	$13,969	$—	$(236)	$13,733
Mortgage-backed	36,729	120	(572)	36,277
Municipal	13,382	35	(53)	13,364

Total	$64,080	$155	$(861)	$63,374

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Government/government sponsored agencies	$9,500	$—	$(331)	$9,169
Mortgage-backed	28,070	3	(695)	27,378
Municipal	8,600	50	(46)	8,604

Total	$46,170	$53	$(1,072)	$45,151

At December 31, 2006 and 2005, securities with a carrying value of approximately $61.3 million and $34.3 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (dollars in thousands).

	Securities available for sale:
	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government/government sponsored agencies	$1,967	$(2)	$8,267	$(233)	$10,234	$(236)
Mortgage-backed	4,482	(18)	20,477	(554)	24,959	(572)
Municipal	4,681	(26)	1,576	(28)	6,257	(53)

Total	$11,130	$(46)	$30,320	$(815)	$41,450	$(861)

	Securities available for sale:
	Less than 12 Months		12 Months or More		Total
	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government/government sponsored agencies	$2,937	$(63)	$6,232	$(268)	$9,169	$(331)
Mortgage-backed	11,931	(204)	13,388	(491)	25,319	(695)
Municipal	2,307	(11)	1,336	(35)	3,643	(46)

Total	$17,175	$(278)	$20,956	$(794)	$38,131	$(1,072)

At December 31, 2006, forty-three individual securities had been in a continuous loss position for twelve months or more. At December 31, 2005, thirty individual securities had been in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and the credit ratings of the securities, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2006 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties. Fair value of securities was determined using quoted market prices (dollars in thousands).

	2006
	Amortized Cost	Fair Value
Due after one year, through five years	$9,000	$8,787
Due after five years, through ten years	8,562	8,510
Due after fifteen years	9,789	9,800

Subtotal	$27,351	$27,097
Mortgage-backed securities	36,729	36,277

Total	$64,080	$63,374

Note 5—Investments Required by Law

The Bank, as a member of the FRB and the Federal Home Loan Bank (“FHLB”) is required to own capital stock in these organizations. The Bank’s equity investments required by law are included in the accompanying consolidated balance sheets in “Other assets”. The amount of FRB stock owned is based on the Bank’s capital levels and totaled $602,000 and $448,000 at December 31, 2006 and 2005, respectively. The amount of FHLB stock owned is determined based on the Bank’s balances of commercial loans, residential mortgages and advances from the FHLB and totaled $2,356,000 and $1,674,000 at December 31, 2006 and 2005, respectively. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Note 6—Loans

A summary of loans by classification at December 31 is as follows (dollars in thousands):

	December 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$25,604	6.75%	$20,902	8.31%
Commercial secured by real estate	261,961	69.03%	152,726	60.75%
Real estate—residential mortgages	86,022	22.67%	71,900	28.60%
Installment and other consumer loans	6,458	1.70%	6,273	2.50%
Unearned income	(555)	(0.15)%	(396)	(0.16)%

Total loans, net of unearned income	$379,490	100.00%	$251,405	100.00%
Less—allowance for loan losses	(3,795)	1.00%	(2,719)	1.08%

Total loans, net	$375,695		$248,686

Approximately $300,101,000 of the loans were variable interest rate loans at December 31, 2006. The remaining portfolio was comprised of fixed interest rate loans.

At December 31, 2006 and 2005, $477,000 and $349,000 in loans were on nonaccrual status, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the year was approximately $24,000, $21,600, and $1,800 in 2006, 2005, and 2004, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2006 or 2005. There were no foreclosed loans or other real estate owned at December 31, 2006 or 2005. There were impaired loans of $776,000 and $1.7 million with related valuation allowances of $167,000 and $252,000 at December 31, 2006 and 2005, respectively.

Qualifying loans held by the bank and collateralized by 1-4 family residences of $27,360,000 were pledged as collateral for FHLB advances outstanding of $26,612,000 at December 31, 2005. At December 31, 2006, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $57,678,000 were pledged as collateral for FHLB advances outstanding of $37,476,000.

Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$2,719	$2,258	$1,631
Provision charged to operations	1,192	594	679
Loans charged off	(139)	(144)	(54)
Recoveries on loans previously charged off	23	11	2

Balance, end of year	$3,795	$2,719	$2,258

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

The aggregate dollar amount of these outstanding loans was approximately $12.93 million and $14.25 million at December 31, 2006 and 2005, respectively. During 2006, new loans and advances on these lines of credit totaled approximately $5.63 million and payments on these loans and lines totaled approximately $6.95 million. At December 31, 2006, there were unfunded commitments and commitments to extend additional credit to related parties in the amount of approximately $348,000.

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company. Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at December 31, 2006 or 2005.

Note 7—Premises and Equipment

A summary of premises and equipment at December 31 is as follows (dollars in thousands):

	2006	2005
Land	$1,793	$1,374
Building and improvements	3,088	3,057
Furniture, fixtures and equipment	2,077	1,657
Construction in progress	1,446	36

Subtotal	$8,404	$6,124
Accumulated depreciation	1,498	1,147

Total	$6,906	$4,977

Depreciation expense charged to operations totaled $409,000, $269,000, and $245,000 in 2006, 2005, and 2004, respectively. At December 31, 2006, construction was ongoing at various locations, with costs incurred to date totaling $1.4 million and another $2.5 million currently estimated to be spent completing these projects.

The Bank entered into a long-term land operating lease during 2000, which had an initial term of 20 years and various renewal options under substantially the same terms. Rent expense charged to operations totaled $53,000, $51,000 and $48,000 for each of the years ended December 31, 2006, 2005, and 2004, respectively. In addition, the Bank currently has short-term operating leases for certain branch facilities and loan production offices. The annual minimum rental commitments under the terms of the Company’s noncancellable leases at December 31, 2006 are as follows (dollars in thousands):

2007	$230
2008	189
2009	175
2010	180
2011	186
Thereafter	1,042

Total	$2,002

Note 8—Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $130.0 million and $76.9 million at December 31, 2006 and 2005, respectively.

The scheduled maturities of time deposits at December 31 are as follows (dollars in thousands):

	2006	2005
One year or less	$165,181	$107,496
From one year to three years	62,043	35,885
After three years	843	31,408

Total	$228,067	$174,789

Note 9—Lines of Credit

At December 31, 2006 and 2005, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $30.0 million and $23.5 million, respectively. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

Note 10—FHLB Advances

The Bank has the ability to borrow up to 20% of its total assets from the FHLB as of December 31, 2006, limited to qualifying collateral. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. The borrowings under this arrangement are available by pledging collateral and may require additional purchases of stock in the FHLB.

Qualifying loans held by the bank and collateralized by 1-4 family residences of $27,360,000 were pledged as collateral for FHLB advances outstanding of $26,612,000 at December 31, 2005. At December 31, 2006, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $57,678,000 were pledged as collateral for FHLB advances outstanding of $37,476,000, and letters of credit totaling $15 million pledged to a public depositor.

At December 31, 2006, fixed rate FHLB advances outstanding ranged from $1 million to $2.1 million with initial maturities of five to seven years and rates of 3.91% to 4.70%. At December 31, 2006, advances totaling $12.5 million were subject to call features at the option of the FHLB with call dates ranging from April 2007 to March 2008 and current rates of 2.92% to 4.95%. Advances totaling $20 million at December 31, 2006, were at variable rates based on three-month LIBOR and prime and were priced from 5.38% to 5.40% as of year end, depending on the reset date.

The following table lists a summary of the terms and maturities for the advances as of December 31, 2006 (dollars in thousands).

2006 Amount
Due in 2007	$5,000
Due in 2008	10,000
Due in 2009	1,000
Due in 2010	—
Due in 2011	7,071
Thereafter	14,405

$37,476

Note 11—Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended December 31 (dollars in thousands):

	2006	2005	2004
Income tax expense at federal statutory rate of 34%	$2,090	$1,461	$897
Change in valuation allowance	—	—	—
State income tax, net of federal effect	146	89	62
Tax-exempt securities income	(108)	(89)	(70)
Bank-owned life insurance earnings	(42)	(35)	(43)
Other, net	9	35	(23)

Income tax expense	$2,095	$1,461	$823

The provision for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2006	2005	2004
Current:
Federal	$2,258	$1,393	$827
State	221	134	92

Total	$2,479	$1,527	$919

Deferred:
Federal	$(384)	$(68)	$(98)
State	—	2	3

Total	(384)	(66)	(95)

Provision for income taxes	$2,095	$1,461	$824

The components of the deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2006	2005
Deferred tax liability:
Net deferred loan costs	$93	$45
Prepaid expenses deducted currently for tax	62	85
Tax depreciation in excess of book	166	166
Loan servicing rights	109	101

Total deferred tax liability	430	397

Deferred tax asset:
Allowance for loan losses	1,221	804
Unrealized loss on securities available for sale	240	346
Other	1	1

Deferred tax asset before valuation allowance	1,462	1,151

Valuation allowance		—

Net deferred tax asset	$1,032	$754

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

A portion of the change in the net deferred tax asset relates to the change of $106,000 in the tax effect of the unrealized loss on securities available for sale. The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $384,000.

Note 12—Regulatory Capital Requirements and Dividend Restrictions

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

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations) as set forth in the following table. Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2006, the Bank is categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company’s or the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
The Company
Total capital to risk-weighted assets	$43,244	11.13%	$31,091	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	$34,728	8.94%	$15,546	4.00%	N/A	N/A
Tier 1 capital to average assets	$34,728	9.02%	$15,397	4.00%	N/A	N/A

The Bank
Total capital to risk-weighted assets	$38,891	10.01%	$31,081	8.00%	$38,852	10.00%
Tier 1 capital to risk-weighted assets	$35,096	9.03%	$15,541	4.00%	$23,311	6.00%
Tier 1 capital to average assets	$35,096	8.05%	$17,439	4.00%	$21,799	5.00%

As of December 31, 2005
The Company
Total capital to risk-weighted assets	$30,886	13.16%	$18,781	8.00%	N/A	N/A
Tier 1 capital to risk-weighted assets	$27,981	11.92%	$9,391	4.00%	N/A	N/A
Tier 1 capital to average assets	$27,981	9.09%	$12,313	4.00%	N/A	N/A

The Bank
Total capital to risk-weighted assets	$26,551	11.35%	$18,715	8.00%	$23,393	10.00%
Tier 1 capital to risk-weighted assets	$23,832	10.19%	$9,357	4.00%	$14,036	6.00%
Tier 1 capital to average assets	$23,832	7.75%	$12,302	4.00%	$15,378	5.00%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2006, no cash dividends have been declared or paid by the Bank.

Note 13—Junior Subordinated Debentures

The Company issued trust preferred securities totaling $13 million through its statutory trust subsidiaries, FNSC Capital Trust I, FNSC Statutory Trust II and FNSC Statutory Trust III, during 2003, 2004 and 2006, respectively. On December 19, 2003, FNSC Capital Trust I issued and sold floating rate trust preferred securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, FNSC Statutory Trust II, issued an additional $3 million through a pooled offering of trust preferred securities. On March 30, 2006, FNSC Statutory Trust III (collectively with FNSC Capital Trust I and FNSC Statutory Trust II [the “Trusts”]), issued an additional $7 million through a pooled offering of trust preferred securities. The Trusts also issued common securities having an aggregate liquidation amount of approximately 3% of the total capital of the Trusts, or $403,000, to the Company.

The 2003, 2004 and 2006 trust preferred securities accrue and pay cumulative distributions quarterly in arrears at a rate per annum equal to 90-day LIBOR plus 292 basis points, 90-day LIBOR plus 270 basis points and 90-day LIBOR plus 145 basis points, respectively. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarters from the date of issuance. The Company has no current intention to exercise this right. At December 31, 2006, the distribution rates on the 2003, 2004 and 2006 issuances were 8.29%, 8.06% and 6.81%, respectively.

The 2003, 2004 and 2006 trust preferred securities issues are mandatorily redeemable upon maturity on December 19, 2033, April 30, 2034, and March 30, 2036, respectively. The Company has the right to redeem them in whole or in part, on or after December 19, 2008, April 30, 2009, and March 29, 2018, and at any time thereafter, respectively. If they are redeemed on or after these dates, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem any of these issuances in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture). The Trusts invested the gross proceeds of $13 million from the issuance of the trust preferred securities and $403,000 from the issuance of the common securities in an equivalent amount of floating rate junior subordinated debentures of the Company or $13,403,000. The Company contributed the net proceeds from the issuance of the subordinated debentures of $13 million after purchase of the common securities for $403,000 to the Bank for general corporate purposes. Issuance costs from the 2003 and 2004 transactions totaling $104,000 and $15,000, respectively are being amortized over the anticipated life.

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

The junior subordinated debentures and the common securities are presented in the Company’s financial statements as liabilities and other assets, respectively. The trust preferred securities are a part of the financial statements of the Trusts and they are not reflected in the Company’s financial statements under the provisions of FIN 46r.

Note 14—Stock Compensation Plans

Effective March 6, 2000, the Company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the “Plan”). Under the Plan, options are periodically granted to employees and directors by the Company’s Board of Directors at the recommendation of its Personnel Committee at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The Plan authorizes the granting of stock options up to a maximum of 459,351 shares of common stock. As of December 31, 2006, 111,284 option shares were available to be granted under the Plan. These amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

Upon consummation of the initial public offering, the organizers were issued stock warrants to purchase 747,300 shares of common stock for $3.92 per share, of which 697,533 remain unexercised. These warrants vested ratably over a five-year period beginning February 10, 2000, and are exercisable in whole or in part during the ten-year period following that date.

The following is a summary of the activity under the plans for the years ended December 31:

	2006		2005		2004
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	1,113,501	$4.37	1,086,705	$4.02	1,093,085	$4.01
Granted	31,715	3.79	32,325	15.12	27,646	11.31
Forfeited	(4,169)	4.16	(3,743)	8.46	(34,026)	9.52
Exercised	(149,799)	3.95	(1,786)	6.93	—	—

Outstanding, December 31	991,248	4.14	1,113,501	4.37	1,086,705	4.02

Exercisable, December 31	921,592	$4.75	1,057,272	$3.97	842,567	$3.93

The following table summarizes information about stock options and warrants outstanding under the stock-based option plans at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.19	894,033	3.12	$3.92	894,033	$3.92
$ 4.53	8,931	4.83	4.23	8,931	4.23
$ 5.66 - $ 5.97	3,827	6.32	5.49	3,061	5.49
$ 7.86 - $10.07	8,933	7.44	7.93	3,827	7.90
$12.14 - $16.04	48,912	7.67	12.99	9,357	12.84
$16.25 - $18.08	17,730	8.03	15.57	1,701	15.58
$18.24 - $20.00	8,882	9.54	17.87	681	17.05

$ 4.19 - $20.00	991,248	3.24	$4.75	921,592	$4.07

The above information reflects each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, as well as the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.

Note 15—Employee Benefit Plans

The Company maintains an employee benefit plan for all eligible employees of the Company and the Bank under the provisions of Internal Revenue Code Section 401(k). The First National Retirement Savings Plan (the “Savings Plan”) allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to a maximum of six percent of annual compensation. A total of $68,000, $45,000 and $37,000 was charged to operations in 2006, 2005, and 2004, respectively, for the Company’s matching contribution. Employees are immediately vested in their contributions to the Savings Plan and become fully vested in the employer matching contribution after five years of service.

On May 31, 2004, the Company adopted a leveraged Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of employee participants. Employees become vested in their account balances after seven years of service. In the following discussion, share and per share values have been adjusted for the 7% stock dividend to be distributed on Marc 30, 2007.

On November 30, 2005, the Company loaned the ESOP $600,000 which was used to purchase 42,532 shares of the Company’s common stock. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year. At December 31, 2006, the ESOP owned 44,914 shares of the Company’s stock, of which 39,600 shares were pledged to secure the loan to the Company. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the SOP 93-6, the Company presented the shares that were pledged as collateral as a deduction of $558,000 and $599,000 from shareholders’ equity at December 31, 2006 and 2005, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets. The Board of Directors approved a $24,000 discretionary contribution paid to the ESOP for the year ended December 31, 2005, which the Company recorded as compensation expense. The Company also recorded $42,400 and $1,700 of expense during the years ended December 31, 2006 and 2005, respectively, to reflect the fair market value of the shares allocated to eligible employees. The fair market value of the unallocated shares was $592,160 as of December 31, 2006.

The Company made contributions during December 31, 2006 and 2005, of $68,740 and $2,400, respectively, equal to the ESOP annual debt service. The note payable to the ESOP requires annual principal payments plus interest at a fixed interest rate of 4.79%. Future principal payments will be $40,000 until a final payment will be made on December 31, 2020.

During 2004, the Company also adopted a formal incentive compensation plan, the First National Incentive Plan (the “FNIP”) for members of its management team. Approximately $711,000 $492,000 and $380,000 was expensed in 2006, 2005 and 2004, respectively, and paid in the subsequent year based on achievement of individual and corporate performance goals.

Note 16—Commitments and Contingencies

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

In the normal course of business, the Company and the Bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. At December 31, 2006, the Company and the Bank were not involved with any litigation matters.

See Note 7 for specifics on the Company’s lease commitments.

Note 17—Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2006, the Company’s commitments to extend additional credit totaled approximately $85.3 million, the majority of which are at variable rates of interest and expire within one year. Included in the Company’s total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $461,000 at December 31, 2006. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers. Also included in the Company’s total commitments are $15 million in letters of credit pledged to a public depositor.

Note 18—Fair Value of Financial Instruments

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

Fair value approximates book value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, interest-bearing bank balances, federal funds sold, other stock investments, accrued interest receivable, short-term FHLB advances, federal funds purchased and accrued interest payable. Fair value of investment securities is estimated based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Fair value for demand deposit accounts and variable rate interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 2007 are valued at their carrying value. Certificate of deposit accounts maturing after 2007 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the current market rate. Fair value for the floating rate junior subordinated debentures is based on the carrying value.

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

The estimated fair values of the Company’s financial instruments at December 31 are as follows (dollars in thousands):

	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$8,200	$8,200	$2,691	$2,691
Interest-bearing bank balances	5	5	1,937	1,937
Federal funds sold	—	—	16,678	16,678
Securities available for sale	63,374	63,374	45,151	45,151
Investment in FHLB/FRB stock	3,075	3,075	2,122	2,122
Loans, net	375,695	375,426	248,686	248,617
Accrued interest receivable and other	11,202	11,202	8,559	8,559

Financial liabilities:
Deposits	$376,701	$390,366	$271,695	$271,870
FHLB advances	37,476	37,476	26,612	26,710
Junior subordinated debentures	13,403	13,403	6,186	6,186
Federal funds purchased	7,970	7,970	—	—
Accrued interest payable and other	2,842	2,842	2,157	2,157

Note 19—Parent Company Financial Information

The following is condensed financial information of First National Bancshares, Inc. (parent company only) at December 31, 2006 and 2005, and for each of the years in the three year period ended December 31, 2006.

First National Bancshares, Inc.

Condensed Balance Sheets

(dollars in thousands)

	2006	2005
Assets:
Cash	$3,865	$3,843
Investment in bank subsidiary	35,836	23,880
Investment in Trust subsidiaries	403	186
Other assets	329	306

Total	$40,433	$28,215

Liabilities and shareholders’ equity:
Junior subordinated debentures	$13,403	$6,186
Other liabilities	40	—
Shareholders’ equity	26,990	22,029

Total	$40,433	$28,215

First National Bancshares, Inc.

Condensed Statements of Income

(dollars in thousands)

	2006	2005	2004
Interest income	$84	$16	$11
Interest expense on junior subordinated debentures	877	391	236

Net interest income/(expense)	(793)	(375)	(225)
Professional fees	11	25	9
Shareholder relations	85	21	31
Data processing	13	—	—
Other	—	—	1

Noninterest expense	109	46	41
Equity in undistributed net income of bank subsidiary	4,750	3,113	1,990

Net income before income taxes	3,848	2,692	1,724
Income tax benefit	(204)	(143)	(91)

Net income	$4,052	$2,835	$1,815

First National Bancshares, Inc.

Condensed Statements of Cash Flows

(dollars in thousands)

	2006	2005	2004
Operating activities:
Net income	$4,052	$2,835	$1,815
Adjustments to reconcile net income to net cash used for operating activities:
Equity in undistributed net income of bank subsidiary	(4,750)	(3,113)	(1,990)
Compensation expense for ESOP shares allocated	43	1	—
Compensation expense for employee stock options	73	32	9
(Increase) decrease in other assets	(5)	15	(7)
Increase (decrease) in other liabilities	40	—	(6)
Increase in intercompany receivable	(18)	(138)	(91)

Net cash used for operating activities	(565)	(368)	(270)

Investing activities:
Investment in common securities of Trusts	(217)	—	(93)
Capital contribution to bank subsidiary	(7,000)	(2,000)	(2,997)

Net cash used for investing activities	(7,217)	(2,000)	(3,090)

Financing activities:
Proceeds from exercise of employee stock options	591	12	—
Proceeds from secondary stock offering, net of offering expenses	—	6,339	—
Shares issued to leveraged ESOP	—	(600)	—
Cash paid in lieu of fractional shares	(4)	—	—
Proceeds from junior subordinated debentures	7,217	—	3,093

Net cash provided by financing activities	7,804	5,751	3,093

Net increase (decrease) in cash and cash equivalents	22	3,383	(267)
Cash, beginning of year	3,843	460	727
Cash, end of year	$3,865	$3,843	$460

For a complete discussion of the junior subordinated debentures, common securities and the related trust preferred securities, see Note 13—Junior Subordinated Debentures.

Note 20—Selected Quarterly Financial Data (unaudited)

Following is a summary of operations by quarter (dollars in thousands, except share and per share data):

2006

	Quarters ended
	March 31	June 30	September 30	December 30
Interest income	$5,860	$6,882	$7,622	$8,522
Interest expense	2,855	3,397	3,967	4,506

Net interest income	3,005	3,485	3,655	4,016
Provision for loan losses	343	354	243	252
Noninterest income	517	410	471	681
Noninterest expenses	2,127	2,121	2,204	2,449

Income before provision for income taxes	1,052	1,420	1,679	1,996
Income tax expense	355	516	596	628

Net income	$697	$904	$1,083	$1,368

Earnings per share:
Basic	$0.19	$0.25	$0.30	$0.37
Diluted	$0.16	$0.20	$0.25	$0.31
Weighted average common shares:
Basic	3,652,729	3,585,079	3,610,632	3,700,439
Diluted	4,390,683	4,410,401	4,293,718	4,380,310

2005

	Quarters ended
	March 31	June 30	September 30	December 30
Interest income	$3,435	$4,070	$4,687	$5,149
Interest expense	1,392	1,782	2,206	2,450

Net interest income	2,043	2,288	2,481	2,699
Provision for loan losses	271	161	74	88
Noninterest income	357	455	487	556
Noninterest expenses	1,410	1,495	1,659	1,912

Income before provision for income taxes	719	1,087	1,235	1,255
Income tax expense	237	377	423	424

Net income	$482	$710	$812	$831

Earnings per share:
Basic	$0.16	$0.23	$0.26	$0.25
Diluted	$0.12	$0.18	$0.21	$0.20
Weighted average common shares:
Basic	3,067,182	3,068,301	3,068,968	3,361,258
Diluted	3,863,356	3,865,302	3,870,450	4,136,356

All share and per share amounts reflect the January 18, 2006, 3 for 2 stock split and the 6% stock dividend distributed on May 16, 2006.

Note 21—Stock Repurchase Program

On December 1, 2006, the Company’s board of directors authorized a stock repurchase program of up to 50,000 of its 3,458,354 shares outstanding effective immediately for a period of six months ending May 31, 2007.

Note 22—Subsequent Events

On January 29, 2007, the Bank created a wholesale mortgage division as an addition to its current banking operations. The division will operate from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and will employ a staff of ten individuals. The division will offer a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products.

On February 16, 2007, the Bank entered into a definitive agreement (the “Agreement”) to sell, purchase and lease its real properties located at 215 N. Pine Street and 3090 Boiling Springs Road in Spartanburg, South Carolina (the “Properties”) to First National Holdings, LLC (the “Purchaser”). The Board of Directors for the Bank approved the agreement. The real property located at 215 N. Pine Street consists of the Bank’s corporate headquarters, a full-service branch, and the corporate operations center that is currently under construction and is scheduled to be completed in the spring of 2007. The real property located at 3090 Boiling Springs Road is a full-service branch. In connection with the execution of the Agreement, the Bank also executed a Blanket Transfer, Assignment and Post-Closing Actions Agreement (the “Blanket Transfer Agreement”) which makes the Bank liable for all remaining construction costs for the corporate operations center. The sales price for the transaction is $5,450,000 due and payable at closing which occurred simultaneously with the execution of the Agreement.

In connection with the sale, the Bank agreed to lease back the Properties from the Purchaser for an initial term of twenty-five years with one five-year option to renew at the option of the Bank. The terms of the lease portion of the Agreement call for monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases (as amended).” If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the Agreement and the date of commencement of the renewal term. The Bank estimates that the sale-leaseback transaction will result in a gain of approximately $70,000 on a pre-tax basis, based on the Bank’s current estimate of the costs involved in completing the construction of the corporate operations center. The Bank will recognize the gain on a straight-line basis over the initial lease term of twenty-five years.

On March 2, 2007, the Company’s board of directors declared a 7% stock dividend to shareholders of record on March 16, 2007. The 7% stock dividend will be paid on March 30, 2007. The 2006 shareholders’ equity, share and per share data reflect the 7% dividend. The number of outstanding shares will increase from 3,458,354 to 3,700,439.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There was no change in or disagreement with our accountants related to our accounting and financial disclosures.

Item 9a.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9b.	Other Information

None.

Part III.

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

In response to this Item, the information contained on page 18 of our Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on April 17, 2007, is incorporated herein by reference.

Item 11.	Executive Compensation

In response to this Item, the information contained in the Compensation of Directors and Executive Officer Section of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained in the Security Ownership of Certain Beneficial Owners and Management section of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007, is incorporated herein by reference.

The following table sets forth equity compensation plan information at December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	293,715	$6.71	111,284
Equity compensation plans not approved by security holders(1)	697,533	$3.92	—

Total	991,248	$4.75	111,284

(1)

Each of our organizers received, for no additional consideration, a warrant to purchase two shares of common stock for $3.92 per share (adjusted for 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, and 6% stock dividend distributed May 16, 2006 and the 7% stock dividend to be distributed on March 30, 2007) for every three shares purchased during our initial public offering. The warrants are represented by separate warrant agreements. One-fifth of the warrants vest on each of the first five anniversaries of the completion of the offering and they are exercisable in whole or in part during the ten-year period following that date. The warrants may not be assigned, transferred, pledged or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Office of the Comptroller of the Currency or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 13.	Certain Relationships and Related Transactions

In response to this Item, the information contained on pages 11 and 12 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007, is incorporated herein by reference.

Item 14.	Independent Registered Public Accounting Firm Fees and Services

In response to this Item, the information contained on page 11 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2007, is incorporated herein by reference.

Item 15.	Exhibits

The following documents are filed as part of this report:

3.1	Articles of Incorporation(1)

3.2	Bylaws (1)

4.1	Form of Certificate of Common Stock(1)

10.1	Employment Agreement dated September 10, 2004 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.(2)*

10.2	Form of Stock Warrant Agreement, as amended(3)*

10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and form of Agreement(4)*

10.4	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(5)*

10.6	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie(5)*

10.7	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch(5)*

10.8	Amendment No. 1 to the Stock Incentive Plan(3)*

10.9	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007.

10.10	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007.

13	2006 Company Annual Report

21	Subsidiaries

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.
(2)	Incorporated by reference to the Company’s Form 8-K filed on September 16, 2004.
(3)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.
(4)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2005.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

The Exhibits listed above will be furnished to any security holder free of charge upon written request to Ms. Kitty B. Payne, Chief Financial officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina, 29304.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: March 16, 2007	By:	/s/ JERRY L. CALVERT
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DAN ADAMS C. Dan Adams	Director	March 16, 2007

/s/ MELLNEE G. BUCHHEIT Mellnee G. Buchheit	Director	March 16, 2007

/s/ JERRY L. CALVERT Jerry L. Calvert	Director, Vice Chairman, President, Chief Executive Officer	March 16, 2007

/s/ MARTHA CLOUD CHAPMAN Martha Cloud Chapman	Director	March 16, 2007

/s/ W. RUSSEL FLOYD, JR. W. Russel Floyd, Jr.	Director	March 16, 2007

/s/ C. TYRONE GILMORE, SR. C. Tyrone Gilmore, Sr.	Director	March 16, 2007

/s/ GAINES W. HAMMOND, JR., MD Gaines W. Hammond, Jr., M.D.	Director, Chairman of the Board	March 16, 2007

/s/ BENJAMIN R. HINES Benjamin R. Hines	Director	March 16, 2007

/s/ WILLIAM A. HUDSON William A. Hudson	Director	March 16, 2007

Signature	Title	Date

/s/ KITTY B. PAYNE Kitty B. Payne	Chief Financial Officer, Principal Financial and Accounting Officer	March 16, 2007

/s/ NORMAN F. PULLIAM Norman F. Pulliam	Director, Chairman Emeritus	March 16, 2007

/s/ PETER E. WEISMAN Peter E. Weisman	Director	March 16, 2007

/s/ DONALD B. WILDMAN Donald B. Wildman	Director	March 16, 2007

/s/ COLEMAN L. YOUNG, JR. Coleman L. Young, Jr.	Director	March 16, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of Certificate of Common Stock(1)

10.1	Employment Agreement dated September 10, 2004 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.(2)*

10.2	Form of Stock Warrant Agreement, as amended(3)*

10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and form of Agreement(4)*

10.4	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(5)*

10.6	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie(5)*

10.7	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch(5)*

10.8	Amendment No. 1 to the Stock Incentive Plan(3)*

10.9	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007.

10.10	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007.

13	2006 Company Annual Report

21	Subsidiaries

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.
(2)	Incorporated by reference to the Company’s Form 8-K filed on September 16, 2004.
(3)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.
(4)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(5)	Incorporated by reference to the Company’s Form 8-K filed on February 4, 2005.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.