Form 10-Q
period 2007-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2007-05-15
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 1, 2007, 3,695,822 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets - March 31, 2007, and December 31, 2006	3

	Consolidated Statements of Income - For the three months ended March 31, 2007 and 2006	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)
	For the three months ended March 31, 2007 and 2006	5

	Consolidated Statements of Cash Flows - For the three months ended March 31, 2007 and 2006	6

	Notes to Unaudited Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A. Risk Factors		29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	30

Item 6.	Exhibits	30-38

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2007	December 31, 2006
Assets	(Unaudited)
Cash and due from banks	$5,625	$8,200
Interest-bearing bank balances	5,098	5
Federal funds sold	3,191	-
Securities available for sale	65,529	63,374
Mortgage loans held for sale	12,726	-
Loans, net of allowance for loan losses of $4,119 and $3,795, respectively	400,041	375,695
Premises and equipment, net	4,173	6,906
Other	12,128	11,202
Total assets	$508,511	$465,382

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$31,971	$31,321
Interest-bearing	376,707	345,380
Total deposits	$408,678	$376,701

FHLB advances	$49,780	$37,476
Junior subordinated debentures	13,403	13,403
Short-term borrowings	5,000	7,970
Accrued expenses and other liabilities	3,855	2,842
Total liabilities	$480,716	$438,392

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
3,695,822 and 3,700,439 shares issued, respectively	37	37
Additional paid-in capital	27,066	26,906
Treasury stock, 8,881 shares, at cost	(160)	-
Unearned ESOP shares	(558)	(558)
Retained earnings	1,826	1,071
Accumulated other comprehensive loss	(416)	(466)
Total shareholders’ equity	$27,795	$26,990

Total liabilities and shareholders’ equity	$508,511	$465,382

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)(unaudited)

	For the three months ended
	March 31,
	2007	2006
Interest income:
Loans	$8,097	$5,233
Taxable securities	604	392
Nontaxable securities	140	84
Federal funds sold and other	54	151
Total interest income	8,895	5,860

Interest expense:
Deposits	4,069	2,465
FHLB advances	457	271
Junior subordinated debentures	252	119
Federal funds purchased and other	161	-
Total interest expense	4,939	2,855

Net interest income	3,956	3,005

Provision for loan losses	339	343

Net interest income after provision for loan losses	3,617	2,662

Noninterest income:
Service charges and fees on deposit accounts	272	246
Mortgage banking income	122	-
Loan service charges and fees	86	45
Gain on sale of guaranteed portion of SBA loans	60	83
Mortgage loan fees from correspondent bank	52	43
Gain on sale of securities available for sale	-	32
Other	74	68
Total noninterest income	666	517
Noninterest expense:
Salaries and employee benefits	1,731	1,255
Occupancy and equipment expense	375	236
Data processing and ATM expense	174	137
Public relations	169	147
Professional fees	146	69
Telephone and supplies	89	76
Other	288	207
Total noninterest expense	2,972	2,127

Income before income taxes	1,311	1,052

Provision for income taxes	459	355

Net income	$852	$697

Net income per share:
Basic	$0.23	$0.20
Diluted	$0.19	$0.16
Weighted average shares outstanding:
Basic	3,696,774	3,562,729
Diluted	4,411,231	4,390,683

All share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on
May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the three months ended March 31, 2007 and 2006
(in thousands except share amounts, unaudited)

							Accumulated
			Additional	Treasury	Unearned		Other	Total
	Common Stock		Paid-In	Stock, at	ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	cost	Shares	Earnings	Income/(Loss)	Equity
Balance, December 31, 2005	3,130,767	$31	$18,189	$-	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options	-	-	20	-	-	-	-	20
Proceeds from exercise of employee stock options	28,575	-	131	-	-	-	-	131
Shares to be distributed with the 6% stock dividend	187,588	2	3,784	-	-	(3,786)	-	-
Comprehensive income:
Net income	-	-	-	-	-	697	-	697
Change in net unrealized gain/(loss) on securities available for sale,
net of income tax of $79	-	-	-	-	-	-	(153)	(153)
Less: reclassification adjustment for gains included in net income,
net of income tax of $11	-	-	-	-	-	-	21	21

Total comprehensive income	-	-	-	-	-	-	-	565
Balance, March 31, 2006	3,346,930	$33	$22,124	$-	$(599)	$1,991	$(804)	$22,745

Balance, December 31, 2006	3,700,439	$37	$26,906	$-	$(558)	$1,071	$(466)	$26,990
Grant of employee stock options	-	-	21	-	-	-	-	21
Proceeds from exercise of employee stock options	4,372	-	49	-	-	-	-	49
Adjustment related to 7% stock dividend	(108)	-	97	-	-	(97)	-	-
Cash paid in lieu of fractional shares with the 7% stock dividend	-	-	(7)	-	-	-	-	(7)
Shares repurchased pursuant to share repurchase program	(8,881)	-	-	(160)	-	-	-	(160)
Comprehensive income:
Net income	-	-	-	-	-	852	-	852
Change in net unrealized gain/(loss) on securities available for sale,
net of income tax of $26	-	-	-	-	-	-	50	50

Total comprehensive income	-	-	-	-	-	-	-	902
Balance, March 31, 2007	3,695,822	$37	$27,066	$(160)	$(558)	$1,826	$(416)	$27,795

Share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006.

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	For the three months
	ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$852	$697
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	339	343
Depreciation	118	97
(Accretion)/amortization of securities discounts and premiums, net	(16)	16
Gain on sale of securities available for sale	-	(32)
Gain on sale of guaranteed portion of SBA loans	(60)	(83)
Loss on sale of premises and equipment	9	-
Origination of residential mortgage loans held for sale	(32,894)	(5,124)
Proceeds from sale of residential mortgage loans held for sale	19,071	5,291
Compensation expense for employee stock options granted	21	20
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(214)	(435)
Accrued expenses and other liabilities	327	52
Net cash (used in)provided by operating activities	(12,447)	842

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	1,520	1,413
Proceeds from sale of securities available for sale	-	2,074
Purchases of securities available for sale	(3,583)	(4,698)
Proceeds from sale of guaranteed portion of SBA loans	1,207	1,409
Loan originations, net of principal collections	(24,691)	(37,992)
Investment in common securities of Trusts	-	(217)
Purchases of premises and equipment	(2,135)	(279)
Proceeds from sale of premises and equipment	5,369	-
Purchase of FHLB and other stock	(724)	(187)
Net cash used in investing activities	(23,037)	(38,477)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	-	7,217
Increase in FHLB advances	12,500	-
Repayment of FHLB advances	(196)	(197)
Decrease in short-term borrowings	(2,970)	-
Shares repurchased pursuant to share repurchase program	(160)	-
Proceeds from exercise of employee stock options/director stock warrants	49	131
Cash paid in lieu of fractional shares for stock dividend	(7)	-
Net increase in deposits	31,977	22,657
Net cash provided by financing activities	41,193	29,808
Net increase (decrease) in cash and cash equivalents	5,709	(7,827)

Cash and cash equivalents, beginning of year	8,205	21,306
Cash and cash equivalents, end of period	$13,914	$13,479

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
March 31, 2007

Note 1 - Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which we refer to herein as the “bank.” As of March 31, 2007, our bank maintained a main office in Spartanburg, South Carolina, four additional full-service branches and three loan production offices in select markets across the state. In April 2007, we opened our sixth full-service branch in downtown Charleston.

Our assets consist primarily of our investment in the bank and liquid investments. Our primary activities are conducted through the bank. As of March 31, 2007, our consolidated total assets were $508.5 million, our consolidated total loans were $416.9 million, our consolidated total deposits were $408.7 million, and our total shareholders’ equity was approximately $27.8 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, our net income also is affected by our noninterest income derived principally from service charges and fees as well as the level of noninterest expenses such as salaries and employee benefits.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities, and the levels of personal income and savings in our market areas.

First National Bank of the South

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. We are primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg. Since 2003, we have expanded into four additional counties across South Carolina.

In October 2005, we successfully converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area. In January 2006, we expanded into our state’s capital with the opening of our loan production office in Columbia. In February 2006, we opened our loan production office on Daniel Island to expand our presence in the Charleston area.

In October 2006, we opened our fifth full-service branch, our first in the Greenville market, in a temporary location until the construction of our permanent branch and market headquarters on Pelham Road in Greenville, which is expected to be completed in June 2007. We plan to continue our expansion into the Greenville market and have received approval from the Office of the Comptroller of the Currency (“OCC”) to open a full-service branch in an existing facility, which we have purchased, located in Greer, South Carolina. We anticipate opening this facility during the summer of 2007.

We received approval from the OCC to open a full-service branch at 140 East Bay Street in downtown Charleston County in a leased facility which we opened in April 2007. Additionally, we are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs through our small business lending division, First National Business Capital. The SBA division operates from an office in Greenville and makes loans to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of ten individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve its existing base of other community banks and mortgage brokers.

Basis of Presentation

The accompanying consolidated financial statements include all of our accounts and the accounts of our bank subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of March 31, 2007, and the results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, have been included.

Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 20, 2007.

The consolidated financial statements and notes thereto are presented in accordance with the instructions from Form 10-K. The information included in our 2006 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements. We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, we qualify for the extended compliance period with respect to the accountant’s report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by Public Company Accounting Oversight Board Auditing Standards No. 2.

Cash and Cash Equivalents

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks”, “Interest-bearing bank balances”, and “Federal funds sold.” Cash paid for interest during the three months ended March 31, 2007 and 2006, totaled $4.7 million and $2.8 million, respectively. Cash paid for income taxes during the three months ended March 31, 2007 and 2006, totaled $95,000 and $286,000, respectively. Non-cash investing activities for the three months ended March 31, 2007 and 2006, included $50,000 and $132,000 of unrealized losses on available for sale securities, net of income tax, respectively.

Note 2 - Net Income per Share

The following is a reconciliation of the denominator of the basic and diluted per share computations for net income for the three-month period ended March 31, 2007 and 2006 (dollars in thousands).

	Three Months Ended March 31,
	2007		2006
	BASIC	DILUTED	BASIC	DILUTED

Net income	$852	$852	$697	$697

Weighted average shares outstanding	3,701,653	3,701,653	3,562,729	3,562,729
Effect of Dilutive Securities:
Stock options & warrants	-	714,457	-	827,954
	3,701,653	4,416,110	3,562,729	4,390,683

Per share amount	$0.23	$0.19	$0.20	$0.16

Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants. The assumed conversion of stock options and warrants can create a difference between basic and dilutive net income per common share. The average dilutive shares have been computed utilizing the “treasury stock” method and reflect the 3-for-2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 15, 2006, and the 7% stock dividend distributed on March 30, 2007.

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

The weighted average fair value per share of options granted in the three-month periods ended March 31, 2007, and 2006, amounted to $7.17 and $7.33, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: expected volatility of 23.41% and 21.60% for the three months ended March 31, 2007 and 2006, respectively; interest rate of 5.25% and 5.50% for the three months ended March 31, 2007 and 2006, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented. A 6% stock dividend was distributed on May 16, 2006, and a 7% stock dividend was distributed on March 30, 2007, and was reflected in the 2006 financial statements. The weighted average fair value amounts reflect these dividends, as well as the 3-for-2 stock splits distributed on January 18, 2006, and March 1, 2004. The outstanding shares also were reduced by 8,881 shares of treasury stock purchased through our share repurchase program during the three months ended March 31, 2007.

Note 4 - Sale/Leaseback transaction

In February 2007, we entered into an agreement with First National Holdings, LLC to sell, purchase and lease our corporate headquarters, a full-service branch, and the corporate operations center located at 215 N. Pine Street and our full-service branch located at 3090 Boiling Springs Road in Spartanburg, South Carolina for a sales price of $5,450,000. First National Holdings, LLC is owned by a group of nine investors who serve as non-management directors of the company and the bank. Our board of directors approved the agreement. In connection with this transaction, we also entered into an agreement which makes us liable for all remaining construction costs for the corporate operations center, which was under construction when we entered into the agreement but was completed in April 2007. We agreed to lease back these properties for an initial term of twenty-five years with one five-year option to renew at our option. The monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of SFAS No. 13, “Accounting for Leases (as amended).” If we exercise the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term. We are considering a second sale/leaseback transaction for the summer of 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes included in this quarterly report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report.

All per share data reflect the 3-for-2 common stock splits distributed on March 1, 2004, and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” potential,” “believe,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and under Item 1A of Part II of this report, and the following:

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

•	changes occurring in business conditions and inflation;

•	construction delays and cost overruns related to the expansion of our branch network;

•	changes in technology;

•	changes in deposit flows;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain internal control over financial reporting;

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

All forward-looking statements in this report are based on information available to us as of the date of this report. We do not intend to, and assume no responsibility for, updating or revising any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

Overview

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. We are primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg. Since 2003, we have expanded into four additional counties across the state of South Carolina.

In October 2005, we successfully converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area. In January 2006, we expanded into our state’s capital with the opening of our loan production office in Columbia. In February 2006, we opened our loan production office on Daniel Island to expand our presence in the Charleston area.

In October 2006, we opened our fifth full-service branch, our first in the Greenville market, in a temporary location until the construction of our permanent branch and market headquarters on Pelham Road in Greenville is completed in June 2007. We plan to continue our expansion into the Greenville market and have received approval from the OCC to open a full-service branch in an existing facility, which we have purchased, located in Greer, South Carolina. We anticipate opening this facility during the summer of 2007.

We opened our second full-service branch in the Charleston market in downtown Charleston in a leased facility in April of 2007. Additionally, we have expanded our banking operations into York and Lancaster Counties in South Carolina with a loan production office in Rock Hill, South Carolina which opened in February 2007. Construction of our new 14,500 square foot operations center, located adjacent to the existing corporate headquarters in Spartanburg, was completed in April 2007.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs through our small business lending division, First National Business Capital. The SBA division operates from an office in Greenville and makes loans to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of ten individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve its existing base of other community banks and mortgage brokers.

Like most financial institutions, we derive the majority of our income from interest we receive on our interest-earning assets, such as loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets and the expense of our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities, which is called our net interest spread.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006, as included in our annual report on Form 10-K.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Please see “Allowance for Loan Losses” for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Summary

Our net income was $852,000, or $0.19 per diluted share, for the quarter ended March 31, 2007, as compared with $697,000, or $0.16 per diluted share, for the quarter ended March 31, 2006. The $155,000, or 22.2%, increase in net income over the same period in 2006 was primarily driven by a $951,000, or 31.6%, increase in net interest income. The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans. In our deposit portfolio, the cost of funds was driven by increased rates, which outweighed the increase in volume for the three months ended March 31, 2007, versus March 31, 2006.

Increased net interest income was partially offset by an increase of 39.7%, or $845,000, in noninterest expense. Each of the underlying components of noninterest expense increased during the first quarter of 2007 as a result of the various costs associated with our growth, including the addition of our wholesale mortgage division in January 2007. In addition, noninterest income for the three months ended March 31, 2007, increased by $149,000, or 28.8%, over the same period in 2006, primarily due to fees and premiums generated from the wholesale mortgage division which began operating in January 2007.

Our return on average assets was 0.72% for the quarter ended March 31, 2007, which represents a decrease when compared to the return on average assets of 0.82% for the same period in 2006. This decline is the direct result of the decrease in the net interest margin from 3.66% for the three months ended March 31, 2006, to 3.45% for the three months ended March 31, 2007. The impact of the decrease in the net interest margin was partially offset by loan volume during the quarter. Loan volume contributed approximately $2.3 million to the $951,000 increase in our net interest income, comparing the three months ended March 31, 2007, to March 31, 2006, while increased loan rates on our existing portfolio generated only $500,000. As noted in the Changes in Net Interest Income table under Net Interest Income, below, deposit rates contributed slightly more cost than deposit growth did.

Our return on average equity increased slightly from 12.34% for the quarter ended March 31, 2006, to 12.44% for the quarter ended March 31, 2007, due to our increase in net income.

Our efficiency ratio increased by 6.54% from 60.37% for the three months ended March 31, 2006, to 64.32% for the three months ended March 31, 2007. This increase is due to noninterest expense increasing by $845,000, or 39.7%, over the same period last year, while net interest income and noninterest income experienced relatively smaller percentage increases of 31.6% and 28.8%, respectively. This result has occurred primarily due to additional expenses that have been incurred as a result of continued expansion through branching and loan production offices, as well as the corresponding increase in supporting infrastructure. In addition, we began to incur fixed general and administrative expenses during the quarter ended March 31, 2007, related to our wholesale mortgage division formed on January 29, 2007.

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

Our net interest income increased $951,000, or 31.6%, to $4.0 million for the quarter ended March 31, 2007, from $3.0 million for the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase of our average earning assets of 40.0% which was partially offset by a decrease in our net interest margin of 21 basis points from 3.66% to 3.45% for the first quarter of 2006 and 2007, respectively. The decrease in the net interest margin is primarily attributable to the repricing of time deposits at proportionately higher rates due to the increases in the prime rate that have occurred since these deposits were originated. The growth in net interest income resulted from an increase of $3.0 million in interest income to $8.9 million for the quarter ended March 31, 2007, from $5.9 million for the same period in 2006, partially offset by an increase of $2.1 million in interest expense for the quarter ended March 31, 2007, from the same period in 2006.

During the quarter ended March 31, 2007, our average loan portfolio (excluding wholesale mortgage loans held for sale) increased 43.9%, or $118.4 million, over the same period in 2006. Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. As of March 31, 2007, loans represented 81.1% of total assets while investments and federal funds sold represented 13.5% of total assets.

The following table sets forth, for the quarters ended March 31, 2007 and 2006, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include non-accrual loans.  Interest income recognized on non-accrual loans has been included in interest income (dollars in thousands).
Average Balances, Income and Expenses, and Rates
For the Three Months Ended March 31,

	Average Balance	2007 Income/ Expense	Yield/ Rate*	Average Balance	2006 Income/ Expense	Yield/ Rate*
Loans, excluding held for sale	$387,857	$8,059	8.31%	$269,439	$5,233	7.77%
Mortgage loans held for sale	2,940	38	5.17%	-	-	-
Investment securities	64,400	744	4.63%	45,501	476	4.18%
Federal funds sold and other	3,729	54	5.79%	13,117	151	4.60%
Total interest-earning assets	$458,926	$8,895	7.75%	$328,057	$5,860	7.15%

Time deposits	$239,851	$2,970	4.95%	$182,180	$1,871	4.11%
Savings & money market	72,968	815	4.47%	56,160	484	3.45%
NOW accounts	36,392	284	3.12%	24,642	110	1.79%
FHLB advances	38,363	457	4.77%	26,514	271	4.09%
Junior subordinated debentures	13,403	252	7.52%	6,346	119	7.50%
Federal funds purchased and short-term borrowings	11,853	161	5.43%			-
Total interest-bearing liabilities	$412,830	$4,939	4.79%	$295,842	$2,855	3.86%
Net interest spread			2.96%			3.29%
Net interest income/ margin		$3,956	3.45%		$3,005	3.66%
*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.96% for the quarter ended March 31, 2007, compared to 3.29% for the quarter ended March 31, 2006. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.45% for the quarter ended March 31, 2007, as compared to 3.66% for the quarter ended March 31, 2006.

During the quarter ended March 31, 2007, earning assets averaged $458.9 million, compared to $328.0 million for the same period in 2006. Average interest earning assets exceeded average interest bearing liabilities by $46.1 million and $32.2 million for the quarters ended March 31, 2007 and 2006, respectively. Our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2007 period resulted from the deliberate growth of our loan portfolio, whose growth in first quarter averages outpaced average deposit growth by more than $35 million for the respective quarters ending March 31, 2007 and 2006.

The decrease in our net interest spread and our net interest margin from the quarter ended March 31, 2006, to the quarter ended March 31, 2007, was principally due to the faster repricing of our average interest-bearing liabilities relative to the increase in yields on average interest-earning assets. The primarily variable rate loan portfolio increased from 82.1% to 85.2% as a percentage of our average earning assets from 2006 to 2007, partially offset by higher priced time deposits which grew by approximately $58 million on average from 2006 to 2007. We expect to see growth in our core deposits in the next three months from the addition of our new full-service branch in downtown Charleston opened in April 2007, the opening of another new full-service branch in Greer, South Carolina, and the relocation of the Greenville temporary branch to its permanent location on Pelham Road which should allow us to reduce our reliance on higher cost wholesale funding and time deposits.  As of March 31, 2007, we utilized wholesale funding in the form of brokered certificates of deposit ("CDs") of approximately $74 million.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Changes in Net Interest Income
	Three Months Ended
	March 31, 2007 vs. 2006			March 31, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$(108)	11	$(97)	$1,180	1,020	$2,200
Investment securities	198	71	269	75	31	106
Mortgage loans held for sale	38	-	38	-	-	-
Loans(1)	2,300	525	2,825	74	45	119
Total interest-earning assets	$2,428	607	$3,035	$1,329	1,096	$2,425
Interest-Bearing Liabilities
Deposits	$789	815	$1,604	$494	831	$1,325
FHLB advances	121	65	186	43	61	104
Junior subordinated debentures	132	1	133	2	35	37
Federal funds purchased	-	161	161	(3)	-	(3)
Total interest-bearing liabilities	$1,042	1,042	$2,084	$536	927	$1,463
Net interest income	$1,386	$(435)	$951	$793	$169	$962

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

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

In arriving at our loan loss allowance, we consider those qualitative or environmental factors that are likely to cause credit losses, as well as our historical loss experience. Because of our relatively short history, we also factor in a five-year trend of peer data on historical losses. In addition, as part of our model, we consider changes in lending policies and procedures, including changes in underwriting standards, and collection, chargeoff, and recovery practices not considered elsewhere in estimating credit losses, as well as changes in regional and local economic and business conditions. Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and non-accrual loans, as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and effect of any concentrations of credit. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $339,000 for the three months ended March 31, 2007, and $343,000 for the same period in 2006. The percentage of allowance for loan losses was reduced to 1.02% of gross loans outstanding as of March 31, 2007, from 1.05% as of March 31, 2006. The decrease in this ratio reflects management’s opinion of the level of credit quality in the loan portfolio and other factors, such as net chargeoffs remaining stable from year to year. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	For the Three Months Ended March 31,
	2007	2006
Service charges and fees on deposit accounts	$272	$246
Mortage banking income	122	-
Loan service charges and fees	86	45
Gain on sale of guaranteed portion of SBA loans	60	83
Mortgage loan fees from correspondent bank	52	43
Gain on sale of securities available for sale	-	32
Other	74	68
Total noninterest income	$666	$517

Noninterest income for the three months ended March 31, 2007, was $666,000, a net increase of 28.8%, as compared to noninterest income of $517,000 during the same period in 2006. This increase is primarily due to income earned from fees and premiums from the wholesale mortgage division, which was formed on January 29, 2007, and generated fee income of $122,000 during the quarter ended March 31, 2007. In addition, service charges and fees on deposit accounts increased by $26,000, or 10.6%, from 2006 to 2007, resulting from the growth in the number of deposit accounts.

Noninterest Expenses

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	For the Three Months Ended
	March 31,
	2007	2006
Salaries and employee benefits	$1,731	$1,255
Occupancy and equipment expense	375	236
Data processing and ATM expense	174	137
Public relations	169	147
Professional fees	146	69
Telephone and supplies	89	76
Other	288	207
Total noninterest expense	$2,972	$2,127

Noninterest expense was $3.0 million and $ 2.1 million for the three months ended March 31, 2007 and 2006, respectively. The majority of the increase of 39.7% from 2006 to 2007 reflects the increase in the costs of salaries and other variable expenses to support our growth.

The most significant item included in noninterest expense is salaries and employee benefits, which totaled $1.7 million for the three months ended March 31, 2007, as compared to $1.3 million for the same period in 2006, an increase of 37.9%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville full-service branch and the Rock Hill loan production office, both new cost centers since the period ended March 31, 2006.

Occupancy and equipment expense were $375,000 and $236,000 for the three months ended March 31, 2007and 2006, respectively. This increase of 58.9% reflects expenses for the Rock Hill loan production office opened in February 2007, a full quarter of expenses for the loan production offices in Columbia and Daniel Island opened in January and February 2006, respectively, and rental expenses on the corporate headquarters/main office branch and the Boiling Springs branch resulting from the sale/leaseback transaction completed in February 2007.

Public relations expense increased by $22,000, or 15.0%, to $169,000 for the three months ended March 31, 2007, as compared to $147,000 for the same period in 2006, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston, Columbia, Greenville and Rock Hill markets.

Data processing and ATM expense were $174,000 and $137,000 for the three months ended March 31, 2007 and 2006, respectively. A majority of the 27.0% increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Professional fees increased by $77,000, or 112%, to $146,000 for the three months ended March 31, 2007. The increase reflects costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002. We have hired an outside consultant to assist us in this process. In addition, the three months ended March 31, 2007, reflect increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer. During the three months ended March 31, 2006, we relied on our bank-employed internal auditor in conjunction with our third party consultant to jointly perform the internal audit function. Our bank’s expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the three months ended March 31, 2007.

Included in the line item “other,” which increased $81,000, or 39.1%, for the three months ended March 31, 2007, as compared to the same period in 2006, are charges for insurance premiums, fees paid to our board of directors and our advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses.

A majority of the increases in these expenditures reflects the costs of additional personnel hired to support growth, including staff for the Greenville full-service branch which opened in October 2006 and for the wholesale mortgage division in downtown Greenville which opened in January 2007, additional lenders hired in the Columbia, Charleston and Rock Hill markets, and staff for our growing loan and deposit operations.

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

	For the Three Months Ended
	March 31,
	2007	2006
Net income before income taxes	$1,311	$1,052
Provision for income taxes	459	355
Effective income tax rate	35.0%	33.7%

The increase in the effective income tax rate from the quarter ended March 31, 2006, to the respective period in 2007, occurred due to the relative increase in fully taxable income during the quarter, as compared to the previous year. Fully taxable income, such as interest income on loans, government agency investments and noninterest income from fees and charges, experienced much greater percentage increases from the three months ended March 31, 2006, to the three months ended March 31, 2007, than tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts.

Balance Sheet Review

General

As of March 31, 2007, we had total assets of $508.5 million, an increase of 9.3% over total assets of $465.4 million on December 31, 2006. Total assets on March 31, 2007, and December 31, 2006, consisted of loans, net of unearned income, of $416.9 million and $379.5 million, respectively; securities available for sale of $65.5 million and $63.4 million, respectively; other assets of $12.1 million and $11.2 million, respectively; premises and equipment, net accumulated depreciation and amortization, of $4.2 million and $6.9 million, respectively; cash and due from banks of $5.6 million and $8.2 million, respectively; and federal funds sold and interest-bearing bank balances of $8.3 million and $5,000, respectively.

The interest-earning assets, consisting of loans net of unearned income, securities available for sale, federal funds sold, interest-bearing bank balances and other invested funds grew to $494.9 million as of March 31, 2007, or an increase of 10.9% over the balance of $446.3 million as of December 31, 2006. Although loan balances grew in the quarter ended March 31, 2007, loan production for the first quarter decreased compared to the quarter ended March 31, 2006. The three months ended March 31, 2006, reflect the increase in our acquisition and development (“A&D”) body of loans due to the opening of the Columbia loan production office in January 2006. This portion of the loan portfolio has remained consistently strong but the growth demonstrated in the three months ended March 31, 2006, has leveled to consistent production.

Also included in interest-earning assets are mortgage loans held for sale, a new asset resulting from the addition of the wholesale mortgage division. During the three months ended March 31, 2007, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $33 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $20 million had been sold as of March 31, 2007, with approximately $13 million remaining on the balance sheet as the mortgage loans held for sale. Because the quarter ended March 31, 2007, was the initial period of activity for the wholesale mortgage division, it also represented an investment of funds, as the loans generated outweighed the loans sold by approximately $13 million. Due to the nature of this division, loans held for sale typically are held for seven to ten days. The pressure on our liquidity, as evidenced in the net cash used in operating activities reflected on the cash flow for the period ended March 31, 2007, should diminish in future periods, as the ongoing activity of the wholesale mortgage division provides for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

Premises and equipment decreased by $2,733,000, net of purchases, during the three months ended March 31, 2007, due to the sale/leaseback transaction that took place during the quarter. In February 2007, we entered into an agreement with First National Holdings, LLC to sell, purchase and lease our corporate headquarters, a full-service branch, and the corporate operations center located at 215 N. Pine Street and our full-service branch located at 3090 Boiling Springs Road in Spartanburg, South Carolina for a sales price of $5,450,000. First National Holdings, LLC is owned by a group of nine investors who serve as non-management directors of the company and the bank. Our board of directors approved the agreement. In connection with this transaction, we also entered into an agreement which makes us liable for all remaining construction costs for the corporate operations center, which was under construction when we entered into the agreement but was completed in April 2007. We agreed to lease back these properties for an initial term of twenty-five years with one five-year option to renew at our option. The monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of SFAS No. 13, “Accounting for Leases (as amended).” If we exercise the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term.

As of March 31, 2007, construction on our operations center at our corporate headquarters in Spartanburg, our Greenville market headquarters and renovation of our Greer branch was underway, with construction in progress costs of approximately $1.8 million. We completed construction of our corporate headquarters in Spartanburg in April 2007. We anticipate remaining related capital expenditures to be completed within the next six months.

For the period ended March 31, 2007, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $74 million, an increase of $20 million over December 31, 2006. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the asset liability management committee. These guidelines limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on March 31, 2007, were $480.7 million, an increase of 9.6% over liabilities as of December 31, 2006, of $438.4 million and consisted primarily of deposits of $408.7 million, $49.8 million in Federal Home Loan Bank ("FHLB") advances, and $13.4 million in junior subordinated debentures. Shareholders’ equity on March 31, 2007, was $27.8 million, as compared to shareholders’ equity on December 31, 2006, of $27.0 million. The increase of approximately $800,000, or 3%, can be attributed to the net income earned during the three months ended March 31, 2007.

Federal Funds Sold and Interest-Bearing Bank Balances

As of March 31, 2007, short-term overnight investments in federal funds sold and interest-bearing bank balances comprised 1.7% of total interest-earning assets of $494.9 million as compared to less than 1.0% of total interest-earning assets of $446.3 million on December 31, 2006. Although we experienced strong deposit growth during the three months ended March 31, 2007, a net increase in loans of $37 million from December 31, 2006 to March 31, 2007, offset our deposit growth, keeping our need for short-term overnight investments relatively consistent.

Investments

On March 31, 2007, and December 31, 2006, our investment securities portfolio of $65.5 million and $63.4 million, respectively, represented approximately 13.2% and 14.2%, respectively, of our interest-earning assets. As of March 31, 2007, and December 31, 2006, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $66.2 million and $64.1 million, respectively, for an unrealized loss, net of income tax effect, of $.4 million and $.5 million, respectively. As a result of the growth in our loan portfolio and the historically low fixed rates during the past several years, we have maintained a lower than normal level of investments.

Fair values and yields on our investments (all available for sale) as of March 31, 2007 and 2006, and December 31, 2006, are shown in the following tables based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

					As of March 31, 2007
	Within one year		After one but withinfive years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$990	4.00%	$10,771	4.62%	$4,102	5.56%	$-	-	$15,863	4.83%
Mortgage-backed securities	243	4.50%	6,262	4.19%	7,271	4.80%	21,043	5.05%	$34,819	4.84%
Municipal securities	-	-	1,009	2.70%	3,191	3.67%	10,647	4.05%	$14,847	3.88%
Total	$1,233	4.10%	$18,042	4.37%	$14,564	4.77%	$31,690	4.72%	$65,529	4.62%

					As of December 31, 2006
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$8,787	4.39%	4,946	5.25%	$-	-	$13,733	4.70%
Mortgage-backed securities	261	4.50%	6,531	4.19%	7,581	4.80%	21,904	5.05%	36,277	4.84%
Municipal securities	-	-	-	-	3,564	3.39%	9,800	4.05%	13,364	3.87%
Total	$261	4.50%	$15,318	4.31%	$16,091	4.63%	$31,704	4.74%	$63,374	4.60%

The amortized cost and fair value of our investments (all available for sale) as of March 31, 2007, and December 31, 2006, are shown in the following table (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$16,105	$15,863	$13,969	$13,733
Mortgage-backed securities	35,204	34,819	36,729	36,277
Municipal securities	14,850	14,847	13,382	13,364
Total	$66,159	$65,529	$64,080	$63,374

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of March 31, 2007, and December 31, 2006, consisted of the following:

	As of March 31,	As of December 31,
	2007	2006
Federal Reserve Bank stock	$602	$602
Federal Home Loan Bank stock	3,080	2,356

The level of FHLB stock varies with the level of FHLB advances and increased during the three-month period ended March 31, 2007, to reflect the net increase in FHLB advances during the quarter ended March 31, 2007.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans for the three months ended March 31, 2007 and 2006, were $390.8 million and $269.4 million, respectively.  Total loans outstanding as of March 31, 2007, and December 31, 2006, were $416.9 million and $379.5 million, respectively, before the allowance for loan losses.

The following table summarizes the composition of our loan portfolio as of March 31, 2007, and December 31, 2006 (dollars in thousands).

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$27,950	6.91%	$25,604	6.75%
Commercial secured by real estate	270,991	67.05%	261,961	69.03%
Real estate - residential mortgages	99,084	24.52%	86,022	22.67%
Installment and other consumer loans	6,631	1.64%	6,458	1.70%
Unearned income	(496)	(0.12)%	(555)	(0.15)%
Loans, net of unearned income	$404,160	100.00%	$379,490	100.00%
Mortgage loans held for sale	12,726		-	-
Less—allowance for loan losses	(4,119)	1.02%	(3,795)	1.00%
Total loans, net	$412,767		$375,695

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

The increase in our commercial loans secured by real estate from December 31, 2006, to March 31, 2007, is due to the new commercial real estate lending in the Spartanburg market, as well as the Charleston, Greenville and Rock Hill markets due to the expansion of our loan production offices in each of these markets.

While our commercial real estate loans have increased each year, for the three months ended March 31, 2007, these loans decreased relative to the overall loan portfolio for the first time. These loans represent commercial construction, acquisition and development, a body of loans that grew disproportionately with our addition of a strong lender in the Columbia market and has somewhat leveled off with the seasoning of the loans in this category. We have increased the number of our commercial lending officers over the last three years. We expect to continue to focus significant origination efforts in commercial real estate and commercial lending. The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, we generally limit ourselves to a real estate market or to borrowers with which we have experience. We generally concentrate on originating commercial real estate loans secured by properties located within our market areas. In addition, many of our commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt. See the additional information regarding risks associated with commercial real estate lending under the heading Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2007, and December 31, 2006 (dollars in thousands).

	As of March 31, 2007
	One year or less	After one but within five years	After five years	Total
Commercial	$7,976	$8,038	$1,702	$17,716
Real estate – construction	126,519	16,518	-	143,037
Real estate – mortgage	29,349	183,468	24,623	237,440
Consumer and other	3,468	2,338	657	6,463
Total loans	$167,312	$210,362	$26,982	$404,656
Mortgage loans held for sale				12,726
Unearned income, net				(496)
Total loans, net of unearned income				$416,886
Loans maturing after one year with:
Fixed interest rates				$78,002
Floating interest rates				$159,342

	As of December 31, 2006
	One year or less	After one but within five years	After five years	Total
Commercial	$10,034	$5,480	$1,189	$16,703
Real estate – construction	118,173	27,627	-	$145,800
Real estate – mortgage	20,784	165,549	20,395	$206,728
Consumer and other	3,376	2,665	4,773	$10,814
Total loans	$152,367	$201,321	$26,357	$380,045
Unearned income, net				(555)
Total loans, net of unearned income				$379,490
Loans maturing after one year with:
Fixed interest rates				$62,875
Floating interest rates				$164,803

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

We calculate the allowance for loan losses for specific types of loans (excluding mortgage loans held for sale) and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan. We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually. The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods presented (dollars in thousands):

	As of or For the Three				As of or For the Three
	Months Ended		As of or For the Year Ended		Months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$547	4.4%	$454	4.4%	$211	8.2%
Real estate - construction	1,084	35.3%	1,062	38.4%	654	24.7%
Real estate - mortgage	2,271	58.7%	1,841	54.4%	2,023	64.0%
Consumer	64	1.6%	58	2.8%	51	3.1%
Mortgage loans held for sale	-	N/A	-	-	-	-
Unallocated	153	N/A	380	N/A	75	N/A
Total allowance for loan losses	$4,119	100.0%	$3,795	100.0%	$3,014	100.0%

We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

The allowance for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Please see Note 6, “Loans”, in the Notes to Consolidated Financial Statements included in the Annual Report of First National Bancshares, Inc. on Form 10-K for the year ended December 31, 2006.

The following table sets forth the changes in the allowance for loan losses for each of the periods presented March 31, 2007 and 2006 (dollars in thousands).

	As of or For the Three Months Ended	As of or For theYear Ended	As of or For the Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Balance, beginning of period	$3,795	$2,719	$2,719
Provision charged to operations	339	1,192	343
Loans charged-off
Commercial, financial and agricultural	(20)	(116)	(68)
Real estate-construction	-	-	-
Installment loans to individuals	(3)	(23)	(1)
Total charge-offs	(23)	(139)	(69)
Recoveries of loans previously charged-off	8	23	21
Balance, end of period	$4,119	$3,795	$3,014
Allowance to loans	1.02%	1.00%	1.05%
Net charge-offs to average loans	<0.01%	0.04%	0.07%
Nonaccrual loans	$3,828	$477	$349
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned	-	-	-

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

Credit quality continues to be consistent with prior periods which is reflected in the low net charge-offs to average loans ratio for the quarter of less than 0.01%. However, since December 31, 2006, we have placed an additional $3.35 million in loans on nonaccrual status. These loans are centered primarily in three individual loans comprising one loan relationship totaling $3.0 million which is secured by real estate. Including this one relationship, at March 31, 2007, we had $3.8 million in nonperforming loans, and our nonperforming assets to total assets ratio was 0.75%. Based on our evaluation and assessment, we do not anticipate any loss on this relationship or any of our other nonaccrual loans in the future. In addition, management has allocated specific reserves to its nonaccrual loans that it believes would offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us as of March 31, 2007 and 2006, and December 31, 2006 (dollars in thousands).

	March 31, 2007		December 31, 2006		March 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$30,313	-	$23,056	-	$18,846	-
NOW accounts	36,392	3.12%	28,933	2.33%	24,642	1.79%
Money market and savings accounts	72,968	4.47%	57,962	4.02%	56,160	3.45%
Time deposits	239,851	4.95%	201,957	4.52%	182,180	4.11%
Total deposits	$379,524	4.29%	$311,908	3.93%	$281,828	3.50%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $257.6 million and $242.0 million as of March 31, 2006, and December 31, 2006, respectively. The maturity distribution of our time deposits of $100,000 or more as of March 31, 2007, is as follows (dollars in thousands):

As of March 31,
2007
Three months or less	$23,683
Over three through six months	23,145
Over six through twelve months	44,634
Over twelve months	61,650
Total	$153,112

The increase in time deposits of $100,000 or more for the period ended March 31, 2007, as compared to the balance as of December 31, 2006, primarily resulted from the utilization of deposits that were obtained from municipal depositors and brokered CDs from outside of our primary market. For the period ended March 31, 2007, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $74 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the asset liability committee. These guidelines limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds during the three-month period ended March 31, 2007, and the year ended December 31, 2006, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods, the average balance for each period and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Three Months
Ended March 31, 2007
Federal Home Loan Bank advances	$49,780	4.98%	$49,780	$38,363	4.77%
Federal funds purchased and other short-term borrowings	$5,000	7.30%	$27,834	$11,853	5.43%
Junior subordinated debentures	$13,403	7.43%	$13,403	$13,403	7.52%

As of or for the Year
Ended December 31, 2006
Federal Home Loan Bank advances	$37,476	4.94%	$48,543	$33,421	4.70%
Federal funds purchased and other short-term borrowings	$7,970	5.41%	$14,391	$2,612	5.51%
Junior subordinated debentures	$13,403	7.44%	$13,403	$11,663	7.52%

Capital Resources

On May 16, 2006, we issued a stock dividend of 6% to shareholders of record as of May 1, 2006. Once this dividend was distributed, the common stock component of our shareholders equity increased by approximately $2,000; additional paid in capital increased approximately $3.8 million, and our retained earnings decreased by an offsetting approximate $3.8 million.

On March 30, 2007, we issued a stock dividend of 7%, to shareholders of record as of March 16, 2007. As a result of this dividend, the common stock component of our shareholders equity increased by approximately $3,000; additional paid in capital increased approximately $4.4 million, and our retained earnings decreased by an offsetting approximate $4.4 million.

Total shareholders’ equity amounted to $27.8 million and $27.0 million on March 31, 2007, and December 31, 2006 respectively. The increase of approximately $800,000 between December 31, 2006, and March 31, 2007, resulted from the $852,000 in net income earned during the three months ended March 31, 2007, partially offset by cash paid to purchase shares under the share repurchase program. Our board of directors authorized the repurchase program of up to 50,000 shares outstanding effective immediately for a period of six months ending May 31, 2007. During the three months ended March 31, 2007, 8,881 shares of stock were repurchased under this program at a cost of $159,710, at a weighted average price of $17.94 per share, adjusted for the 7% stock dividend distributed on March 30, 2007. In addition the $50,000 decrease in the unrealized loss on investment securities available for sale, net of tax, contributed to the increase in shareholders’ equity during the quarter.

As of March 31, 2007, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2006. We believe that the unrealized loss is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.

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

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of March 31, 2007, we had formed three statutory trust subsidiaries for the purpose of raising regulatory capital via this avenue, which are not included in our consolidated financial statements pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities. On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital. As of March 31, 2007, approximately $9.4 million of the trust preferred securities qualified as Tier 1 capital, with approximately $3.6 million included as Tier 2 capital.

We are both subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan (“ESOP”) $600,000 which was used to purchase 42,532 shares of our common stock. As of December 31, 2006, the ESOP owned 44,914 shares of our stock, of which 39,600 shares were pledged to secure the loan. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the Statement of Position 93-6, we presented the shares that were pledged as collateral as a deduction of $558,000 from shareholders’ equity for both March 31, 2007, and December 31, 2006 as unearned ESOP shares in the accompanying consolidated balance sheets.

The following table sets forth our various capital ratios as of March 31, 2007, and December 31, 2006. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory requirements.

	As of March 31, 2007	As of December 31, 2006	To Be Considered "Well- Capitalized"
The Company
Total risk-based capital	10.91%	11.13%	N/A
Tier 1 risk-based capital	9.05%	8.94%	N/A
Leverage capital	7.93%	9.02%	N/A

The Bank
Total risk-based capital	11.49%	10.01%	10.00%
Tier 1 risk-based capital	10.49%	9.03%	6.00%
Leverage capital	9.21%	8.05%	5.00%

The decrease in the company’s capital ratios from December 31, 2006, to March 31, 2007, is due to proportionally increased risk-weighted assets and average total assets at March 31, 2007. The bank’s capital ratios increased due to the downstreaming of $5 million from the company to the bank during the three months ended March 31, 2007, as discussed below.

During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed to the bank as a capital contribution. This capital contribution increased the bank’s total risk-based capital, Tier 1 risk-based capital and leveraged capital.

During the second quarter of 2007, we filed a registration statement on Form S-1 with the SEC to offer additional shares of our common stock. As of the date of this report, the number of shares to be offered and price per share were not yet determined. We expect that the proceeds of this offering will increase our capital and capital-related ratios in order to support our growth. This report does not constitute an offer to sell or a solicitation of an offer to buy the securities described herein, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

As of March 31, 2007, construction on our operations center at our corporate headquarters in Spartanburg, our Greenville market headquarters and renovation of our Greer branch was underway, with construction in progress costs of approximately $1.8 million. We completed construction on our operations center at our corporate headquarters in April 2007. We anticipate remaining related capital expenditures to be completed within the next six months. We have exercised our option to purchase the land and building at our Mount Pleasant, South Carolina branch for a purchase price of $800,000. We closed this purchase on May 4, 2007.

Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the OCC and are payable only from the undivided profits of our bank. We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006, a 6% stock dividend on May 15, 2006, and a 7% stock dividend on March 30, 2007.

Return on Average Equity and Assets

The following table shows the return on assets (net income divided by total assets), return on equity (net income divided by equity), and equity to assets ratio (ending equity divided by ending total assets) for the three-month periods ended March 31, 2007 and 2006, and for the year ended December 31, 2006.

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Return on assets	0.72%	1.05%	0.82%
Return on equity	12.44%	16.82%	12.34%
Equity to assets ratio	5.47%	5.80%	6.33%

The ratios shown above reflect both our increased net income and the proportionally greater increase in our assets for the three months ended March 31, 2007, and March 31, 2006. Our asset growth outpaced our equity growth for the three time periods presented, leading to the steady decrease in our equity to assets ratio. This growth pattern also contributed to the slight decrease in return on assets and slight increase in return on equity for the two three-month periods presented. The return on assets and return on equity ratios for the year ended December 31, 2006, reflect the disproportionate increase in net income for the year ended December 31, 2006, compared to the three months ended March 31, 2006.

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

As of March 31, 2007, and December 31, 2006, we had issued commitments to extend credit of $125.8 million, and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  As of March 31, 2007, $22.5 million of this commitment was for wholesale mortgages with locked rates that had not yet funded. Standby letters of credit totaled $2,614,000 and $461,000, as of March 31, 2007, and December 31, 2006, respectively. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor, which are secured by available collateral under our bank’s line of credit at the FHLB.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We measure and monitor liquidity frequently, allowing us to better understand, predict and respond to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, investment securities, core deposits and wholesale funds. We also have a detailed liquidity contingency plan in place which is designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity.

As of March 31, 2007, and December 31, 2006, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $13.9 million, and $8.2 million, representing 2.73% and 1.76% of total assets, respectively. Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. While our liquidity has increased from 2006 to 2007, funding the growth of our loan production offices continues to challenge us to maximize the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits.  We plan to reduce our reliance on the higher-priced wholesale funding sources as we expand our branch network and capitalize on existing and new deposit markets throughout the state. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $51.5 million as of March 31, 2007. The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option when we determine that these are the best source of funds to meet existing requirements. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in taking advantage of funding from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral. We scrutinize each loan relying on FHLB guidelines before it is determine to qualify as collateral for an FHLB advance. We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our long-term liquidity needs.

In addition, other sources of regulatory capital may be accessed such as trust preferred securities or common stock to fund our liquidity needs. In March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed to our bank subsidiary as a capital contribution.

In February 2007, we entered into an agreement with First National Holdings, LLC to sell, purchase and lease our corporate headquarters, a full-service branch, and the corporate operations center located at 215 N. Pine Street and our full-service branch located at 3090 Boiling Springs Road in Spartanburg, South Carolina for a sales price of $5,450,000. First National Holdings, LLC is owned by a group of nine investors who serve as non-management directors of the company and the bank. Our board of directors approved the agreement. In connection with this transaction, we also entered into an agreement which makes us liable for all remaining construction costs for the corporate operations center, which was under construction when we entered into the agreement but was completed in April 2007. We agreed to lease back these properties for an initial term of twenty-five years with one five-year option to renew at our option. The monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of SFAS No. 13, “Accounting for Leases (as amended).” If we exercise the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term. We are considering a second sale/leaseback transaction  for the summer of 2007.

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

The following table sets forth information regarding our interest rate sensitivity as of March 31, 2007, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	(Dollar amounts in thousands)
	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$3,191	$5,098	$-	$-	$8,289
Investment securities	2,478	11,273	18,299	33,479	65,529
Loans	347,291	25,034	37,780	6,781	416,886
Total interest-earning assets	$352,960	$41,405	$56,079	$40,260	$490,704
Interest-bearing liabilities:
NOW accounts	$10,653	$-	$28,006	$-	$38,659
Money market and savings	32,009	-	40,739	-	72,748
Time deposits	65,466	129,613	70,221	-	265,300
FHLB advances	-	32,500	15,464	1,816	49,780
Junior subordinated debentures	-	13,403	-	-	13,403
Short-term borrowings	-	5,000	-	-	5,000
Total interest-bearing liabilities	$108,128	$180,516	$154,430	$1,816	$444,890

Period gap	$244,832	$(139,111)	$(98,351)	$38,444	$45,814
Cumulative gap	$244,832	$105,721	$7,370	$45,814

Ratio of cumulative gap to total interest-earning assets	49.89%	21.54%	1.50%	9.34%	-

	(Dollar amounts in thousands)
		After three but
	Within three	within twelve	within five	After five
	months	months	years	years	Total
Interest-earning assets:
Federal funds sold and other	$3,191	$5,098	$-	$-	$8,289
Investment securities	2,478	11,273	18,299	33,480	65,530
Loans	347,291	25,034	37,780	6,782	416,887
Total interest-earning assets	$352,960	$41,405	$56,079	$40,262	$490,706
Interest-bearing liabilities:
NOW accounts	$10,653	$-	$33,733	$-	$44,386
Money market and savings	32,009	-	40,739	-	72,748
Time deposits	65,466	129,613	70,221	-	265,300
FHLB advances	-	27,500	15,464	1,816	44,780
Junior subordinated debentures	-	13,000	-	-	13,000
Short-term borrowings	-	5,000	-	-	5,000
Total interest-bearing liabilities	$108,128	$175,113	$160,157	$1,816	$445,214
Period gap	$244,832	$(133,708)	$(104,078	$38,446	$45,492
Cumulative gap	$244,832	$111,124	$7,046	$45,492
Ratio of cumulative gap to total interest-earning assets	49.89%	22.65%	1.44%	9.27%	-

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

As of March 31, 2007, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires employers to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We are currently evaluating the impact that adopting this standard will have but do not anticipate that the adoption of EITF 06-4 will have a material impact on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for us on January 1, 2008. Earlier adoption is permitted in 2007 if we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurement.” We have not adopted SFAS No. 159 early. We are currently analyzing the fair value option provided under SFAS No. 159 and do not believe that the adoption of this FASB will not have a material impact on our financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective as of March 31, 2007. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.   Risk Factors.

Except for the following risk factor, there were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2006.

We have a high concentration of construction and development loans in our loan portfolio which carry a higher degree of risk than long-term financing of existing properties.

As of March 31, 2007, total construction and development loans amounted to $143 million, or 34.3%, of our total loan portfolio. Included in the $143 million was $18 million in construction loans, or 12.6% of our construction and development loan portfolio, that were made to commercial construction developers. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

  •   cost overruns;

  •   mismanaged construction;

  •   inferior or improper construction techniques;

  •   economic changes or downturns during construction;

  •   rising interest rates that may prevent sale of the property; and

  •   failure to sell completed projects in a timely manner.

The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase our percentage of non-performing assets. An increase in non-performing loans will result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's Purchases of Common Stock(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased
January 1, 2007 to January 31, 2007	321	$17.76	321	49,679
February 1, 2007 to February 28, 2007	8,560	$17.95	8,560	41,119
March 1, 2007 to March 31, 2007	--	--	--	--
Total	8,881	$17.94	8,881	41,119

(1) The share amounts and average price paid per share have been adjusted to reflect the 7% stock dividend distributed on March 30, 2007.

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

FIRST NATIONAL BANCSHARES, INC.

Date: May 14, 2007	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.