Form 10-Q
period 2007-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2007-08-15
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 31, 2007, 3,695,822 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	3

Consolidated Statements of Income - For the quarter and six months ended June 30, 2007 and 2006	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)
For the six months ended June 30, 2007 and 2006	5

Consolidated Statements of Cash Flows - For the six months ended June 30, 2007 and 2006	6

Notes to Unaudited Consolidated Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2A. Unregistered Sales of Equity Securities	35

Item 2B. Use of Proceeds from Registered Securities	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	36-44

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2007	December 31, 2006
Assets	(Unaudited)
Cash and due from banks	$13,065	$8,200
Interest-bearing bank balances	6	5
Securities available for sale	71,925	63,374
Mortgage loans held for sale	17,962	-
Loans, net of allowance for loan losses of $4,502 and $3,795, respectively	432,606	375,695
Premises and equipment, net	6,101	6,906
Other	13,220	11,202
Total assets	$554,885	$465,382
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$32,833	$31,321
Interest-bearing	410,261	345,380
Total deposits	$443,094	$376,701
FHLB advances	$48,083	$37,476
Federal funds purchased	14,721	7,970
Junior subordinated debentures	13,403	13,403
Other short-term borrowings	5,000	-
Accrued expenses and other liabilities	2,712	2,842
Total liabilities	$527,013	$438,392
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $.01 per share, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, par value $.01 per share, 10,000,000 shares authorized,
3,695,822 and 3,700,439 shares issued, respectively	37	37
Additional paid-in capital	27,089	26,906
Treasury stock, 8,881 shares, at cost	(160)	-
Unearned ESOP shares	(558)	(558)
Retained earnings	2,618	1,071
Accumulated other comprehensive loss	(1,154)	(466)
Total shareholders’ equity	$27,872	$26,990
Total liabilities and shareholders’ equity	$554,885	$465,382

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$9,020	$6,285	$17,117	$11,518
Taxable securities	644	468	1,248	860
Nontaxable securities	149	71	289	155
Federal funds sold and other	78	58	132	209
Total interest income	9,891	6,882	18,786	12,742

Interest expense:
Deposits	4,618	2,771	8,687	5,236
FHLB advances	493	338	950	609
Junior subordinated debentures	254	244	506	363
Federal funds purchased and other	266	44	427	44
Total interest expense	5,631	3,397	10,570	6,252
Net interest income	4,260	3,485	8,216	6,490
Provision for loan losses	452	354	791	697

Net interest income after provision for loan losses	3,808	3,131	7,425	5,793

Noninterest income:
Service charges and fees on deposit accounts	294	263	566	509
Mortgage banking income	539	-	697	-
Gain on sale of securities available for sale	-	-	-	32
Other	206	147	442	386
Total noninterest income	1,039	410	1,705	927
Noninterest expense:
Salaries and employee benefits	1,949	1,200	3,680	2,455
Occupancy and equipment expense	518	256	893	492
Public relations	199	152	368	299
Data processing and ATM expense	176	146	350	283
Professional fees	149	64	295	133
Telephone and supplies	117	78	206	154
Other	521	225	809	432
Total noninterest expense	3,629	2,121	6,601	4,248

Income before income taxes	1,218	1,420	2,529	2,472
Provision for income taxes	426	516	885	871

Net income	$792	$904	$1,644	$1,601
Net income per share:
Basic	$0.21	$0.25	$0.44	$0.45
Diluted	$0.18	$0.20	$0.37	$0.36
Weighted average shares outstanding:
Basic	3,695,822	3,585,079	3,696,295	3,573,889
Diluted	4,400,011	4,410,401	4,405,494	4,407,541

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the six months ended June 30, 2007 and 2006
(in thousands except share amounts, unaudited)

							Accumulated
			Additional	Treasury	Unearned		Other	Total
	Common Stock		Paid-In	Stock, at	ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	cost	Shares	Earnings	Income/(Loss)	Equity
Balance, December 31, 2005	3,130,767	$31	$18,189	$-	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options	-	-	38	-	-	-	-	38
Proceeds from exercise of employee stock options	30,960	-	136	-	-	-	-	136
Shares issued from the 6% stock dividend	187,588	2	3,784	-	-	(3,786)	-	-
Comprehensive income:								-
Net income	-	-	-	-	-	1,601	-	1,601
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $307	-	-	-	-	-	-	(596)	(596)
Less: reclassification adjustment for gains included in net income, net of income tax of $11	-	-	-	-	-	-	21	21
Total comprehensive income	-	-	-	-	-	-	-	1,026
Balance, June 30, 2006	3,349,315	$33	$22,147	$-	$(599)	$2,895	$(1,247)	$23,229
Balance, December 31, 2006	3,700,439	$37	$26,906	$-	$(558)	$1,071	$(466)	$26,990
Grant of employee stock options	-	-	44	-	-	-	-	44
Proceeds from exercise of employee stock options	4,372	-	49	-	-	-	-	49
Adjustment related to 7% stock dividend	(108)	-	97	-	-	(97)	-	-
Cash paid in lieu of fractional shares with the 7% stock dividend	-	-	(7)	-	-	-	-	(7)
Shares repurchased pursuant to share repurchase program	(8,881)	-	-	(160)	-	-	-	(160)
Comprehensive income:							-	-
Net income	-	-	-	-	-	1,644	-	1,644
Change in net unrealized gain/(loss) on securities available for sale,
net of income tax of $354	-	-	-	-	-	-	(688)	(688)
Total comprehensive income	-	-	-	-	-	-	-	956
Balance, June 30, 2007	3,695,822	$37	$27,089	$(160)	$(558)	$2,618	$(1,154)	$27,872

Share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006.

See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,644	$1,601
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	791	697
Provision for deferred income tax benefit	(112)	-
Depreciation	254	191
(Accretion)/amortization of securities discounts and premiums, net	(34)	(24)
Gain on sale of securities available for sale	-	(32)
Gain on sale of guaranteed portion of SBA loans	(97)	(83)
Loss on sale of premises and equipment	9	-
Origination of residential mortgage loans held for sale	(107,893)	(9,214)
Proceeds from sale of residential mortgage loans held for sale	89,931	9,847
Compensation expense for employee stock options granted	44	38
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(990)	(681)
Accrued expenses and other liabilities	(208)	(360)
Net cash (used in)/provided by operating activities	(16,548)	1,980
Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	3,567	3,045
Proceeds from sale of securities available for sale	-	2,074
Purchases of securities available for sale	(13,126)	(11,757)
Proceeds from sale of guaranteed portion of SBA loans	1,700	1,409
Loan originations, net of principal collections	(59,252)	(67,020)
Investment in common securities of Trusts	-	(217)
Purchases of premises and equipment	(4,827)	(859)
Proceeds from sale of premises and equipment	5,369	-
Purchase of FHLB and other stock	(649)	(427)
Net cash used in investing activities	(67,218)	(73,752)
Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	-	7,217
Increase in FHLB advances	21,000	7,499
Repayment of FHLB advances	(10,393)	(2,142)
Net increase in short-term borrowings	11,751	6,311
Shares repurchased pursuant to share repurchase program	(160)	-
Proceeds from exercise of employee stock options/director stock warrants	49	136
Cash paid in lieu of fractional shares for stock dividend	(7)	-
Net increase in deposits	66,393	37,226
Net cash provided by financing activities	88,633	56,247
Net increase (decrease) in cash and cash equivalents	4,867	(15,525)
Cash and cash equivalents, beginning of year	8,205	21,306
Cash and cash equivalents, end of period	$13,072	$5,781

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
June 30, 2007

Note 1 - Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which we refer to herein as the “bank.” As of June 30, 2007, our bank maintained its corporate headquarters and three full-service branches in Spartanburg, South Carolina, two additional full-service branches and three loan production offices in select markets across the state of South Carolina.

Our assets consist primarily of our investment in the bank and liquid investments. Our primary activities are conducted through the bank. As of June 30, 2007, our consolidated total assets were $554.9 million, our consolidated total loans were $455.1 million, our consolidated total deposits were $443.1 million, and our total shareholders’ equity was approximately $27.9 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Our net income also is affected by our noninterest income derived principally from mortgage banking income from our bank’s wholesale mortgage division and secondarily from service charges and fees as well as the level of noninterest expenses such as salaries and employee benefits.

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

On July 3, 2007, we priced for sale 720,000 shares of our 7.25% Series A Noncumulative Perpetual Preferred Stock, at $25.00 per share through an underwritten public offering, as further discussed in “Note 5 - Subsequent Event.” Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We are using the net proceeds from the offering for general corporate purposes, which include, among other things, providing additional capital to our bank subsidiary, First National Bank of the South, to support asset growth and the expansion of the bank’s branch network, and to repay a line of credit. The offering closed on July 9, 2007. A registration statement relating to these securities has been filed with, and declared effective by as of June 26, 2007, the Securities and Exchange Commission.

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of June 30, 2007, we had formed three statutory trust subsidiaries for the purpose of raising regulatory capital via this avenue, which are not included in our consolidated financial statements pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities. On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.

First National Bank of the South

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. We are primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg. Since 2003, we have expanded our operations into four additional counties across South Carolina.

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

In June 2007, we relocated our fifth full-service branch, our first in the Greenville market, along with our Greenville market headquarters to a newly-constructed facility on Pelham Road after operating this branch in a temporary location since October 2006. We plan to continue our expansion into the Greenville market and have received approval from the Office of the Comptroller of the Currency (“OCC”) to open a full-service branch in an existing facility, which we have purchased, located in Greer, South Carolina. We anticipate opening this facility during the summer of 2007.

We opened a full-service branch and our Charleston market headquarters at 140 East Bay Street in downtown Charleston County in a leased facility in April 2007. Additionally, we are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs through our small business lending division, First National Business Capital. The SBA division operates from the market headquarters in Greenville and makes loans to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of eleven individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. The wholesale mortgage division continues to serve its existing base of other community banks and mortgage brokers.

Basis of Presentation

The accompanying consolidated financial statements include all of our accounts and the accounts of our bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of June 30, 2007, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006, have been included.

Operating results for the six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 20, 2007. The consolidated financial statements and notes thereto are presented in accordance with the instructions from Form 10-K.

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

Cash and Cash Equivalents

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-bearing bank balances.” Cash paid for interest during the six months ended June 30, 2007 and 2006, totaled $10.5 million and $6.1 million, respectively. Cash paid for income taxes during the six months ended June 30, 2007 and 2006, totaled $835,000 and $1.3 million, respectively.

Non-cash investing activities for the six months ended June 30, 2007 and 2006, included $688,000 and $596,000 of unrealized losses on available for sale securities, net of income tax, respectively. These activities also include loans transferred to other real estate owned. For the three months ended June 30, 2007, our other real estate owned totaled $481,500.

Note 2 - Net Income per Share

The following is a reconciliation of the denominator of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended June 30,
	2007		2006
Net income	$792	$792	$904	$904
Weighted average shares outstanding	3,695,822	3,695,822	3,585,079	3,585,079
Effect of Dilutive Securities:
Stock options & warrants	-	704,189	-	825,322
	3,695,822	4,400,011	3,585,079	4,410,401
Per share amount	$0.21	$0.18	$0.25	$0.20

	Six Months Ended June 30,
	2007		2006
	BASIC	DILUTED	BASIC	DILUTED

Net income	$1,644	$1,644	$1,601	$1,601

Weighted average shares outstanding	3,696,295	3,696,295	3,573,889	3,573,889
Effect of Dilutive Securities:
Stock options & warrants	-	709,199	-	833,652
	3,696,295	4,405,494	3,573,889	4,407,541

Per share amount	$0.44	$0.37	$0.45	$0.36

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

The weighted average fair value per share of options granted in the six-month periods ended June 30, 2007, and 2006, amounted to $7.17 and $5.96, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: expected volatility of 23.41% and 10.64% for the six months ended June 30, 2007 and 2006, respectively; interest rate of 5.25% and 4.87% for the six months ended June 30, 2007 and 2006, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends in any periods presented. A 6% stock dividend was distributed on May 16, 2006, and a 7% stock dividend was distributed on March 30, 2007, and was reflected in the 2006 financial statements. The weighted average fair value amounts reflect these dividends, as well as the 3-for-2 stock splits distributed on January 18, 2006, and March 1, 2004. The outstanding shares also were reduced by 8,881 shares of treasury stock purchased through our share repurchase program during the six months ended June 30, 2007.

Note 4 - Sale/Leaseback transaction

In February 2007, we entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by our bank subsidiary. The sales price for the properties was $5,450,000. In connection with the sale, the bank agreed to lease back the real properties from the related party entity for an initial term of twenty-five years with one five-year option to renew at the option of the bank. The terms of the lease portion of the agreement call for monthly rental payments of $38,604 during the initial term. The related party entity, First National Holdings, LLC, is a limited liability company owned by nine investors who also serve as directors of our company and our bank subsidiary. Our board members, who are members of this limited liability company or who control entities that are members of this limited liability company, are Gaines W. Hammond, Jr., M.D., Benjamin R. Hines, C. Dan Adams, Norman F. Pulliam, Mellnee Buchheit, Coleman L. Young, Jr., Peter E. Weisman, Donald B. Wildman (as managing member) and W. Russel Floyd, Jr. Each investor/director has a one-ninth interest in the limited liability company. The transaction was approved by the board of directors of our bank subsidiary and complies with the NASDAQ Global Market listing standards, applicable SEC Rules, and our own internal policies and procedures.

As part of our strategy to minimize our nonearning assets, we may exercise future sale/leaseback transaction for the remaining properties owned by us. As part of our growth and expansion strategy, we may contract to acquire additional sites in the future to further expand our branch network and support infrastructure growth. We analyze each transaction to determine whether owning or leasing the real property is the most efficient method of ownership of these properties and contract to sell and lease back future acquired sites.

Note 5 - Subsequent Event

On July 3, 2007, we priced for sale 720,000 shares of our 7.25% Series A Noncumulative Perpetual Preferred Stock (the “Preferred Stock”), at $25.00 per share through an underwritten public offering. Keefe, Bruyette & Woods, Inc. served as sole underwriter and manager for the offering. We also granted the underwriter a 30-day option to purchase up to an additional 108,000 shares of Preferred Stock at the public offering price, less the underwriting discount, to cover over-allotments, which was not subsequently exercised.

Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We are using the net proceeds from the offering for general corporate purposes, which include, among other things, providing additional capital to our bank subsidiary, First National Bank of the South, to support asset growth and the expansion of the bank’s branch network, and to repay a line of credit. The offering closed on July 9, 2007. A registration statement relating to these securities has been filed with, and declared effective by as of June 26, 2007, the Securities and Exchange Commission.

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

All per share data reflect the 3-for-2 common stock splits distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” potential,” “believe,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in our registration statement on From SB-2, declared effective June 26, 2007, and under Item 1A of Part II of this report, and the following:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	construction delays and cost overruns related to the expansion of our branch network;

•	changes in technology;

•	changes in deposit flows;

•	changes in monetary and tax policies;

•	the level of our allowance for loan losses;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain internal control over financial reporting;

•	our reliance on secondary sources such as Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

In October 2006, we opened our fifth full-service branch, our first in the Greenville market, in a temporary location while the construction of our permanent branch and market headquarters on Pelham Road in Greenville was completed. The permanent Greenville branch opened in June 2007. We plan to continue our expansion into the Greenville market and have received approval from the OCC to open a full-service branch in an existing facility, which we have purchased, located in Greer, South Carolina. We anticipate opening this facility during the summer of 2007 upon the completion of significant renovations.

We opened our Charleston market headquarters and second full-service branch in the Charleston market in downtown Charleston in a leased facility in April of 2007. Additionally, we have expanded our banking operations into York and Lancaster Counties in South Carolina with a loan production office in Rock Hill, South Carolina which opened in February 2007. Construction of our new 14,500 square foot operations center, located adjacent to the existing corporate headquarters in Spartanburg, was completed in April 2007.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs through our small business lending division, First National Business Capital. The SBA division operates from the market headquarters in Greenville and makes loans to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of eleven individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. The wholesale mortgage division continues to serve its existing base of other community banks and mortgage brokers.

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

In addition to earning interest on our loans and investments, we earn income through other sources, such as mortgage banking income from our bank’s wholesale mortgage division, surcharges and fees we charge our customers, and income from the sale and/or servicing of financial assets, such as loans and investments. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

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

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2007 and 2006

Our net income was $792,000, or $0.18 per diluted share, for the quarter ended June 30, 2007, as compared with $904,000, or $0.21 per diluted share, for the quarter ended June 30, 2006. Although net income decreased compared to the same period in 2006, net interest income increased by $775,000, or 22.2%. The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans. In our deposit portfolio, the cost of funds was driven by increased rates, which outweighed the increase in volume for the three months ended June 30, 2007 versus June 30, 2006.

Increased net interest income was partially offset by an increase of 71.1%, or $1.5 million, in noninterest expense. Each of the underlying components of noninterest expense increased during the second quarter of 2007 as a result of the various costs associated with our growth, including the addition of our wholesale mortgage division in January 2007. In addition, noninterest income for the three months ended June 30, 2007, increased by $629,000, or 153.4%, over the same period in 2006, primarily due to fees and premiums generated from the wholesale mortgage division which began operating in January 2007.

Our return on average assets was 0.61% for the quarter ended June 30, 2007, which represents a decrease when compared to the return on average assets of 0.98% for the same period in 2006. This decline is the direct result of the decrease in the net interest margin from 3.92% for the three months ended June 30, 2006, to 3.40% for the three months ended June 30, 2007. The impact of the decrease in the net interest margin was partially offset by increased loan volume during the quarter. Loan volume contributed approximately $2.4 million to the $775,000 increase in our net interest income, comparing the three months ended June 30, 2007, to the three months ended June 30, 2006, while increased loan rates on our existing portfolio generated only $208,000. As noted in the Changes in Net Interest Income table under Net Interest Income, below, deposit growth contributed approximately $1.1 million in costs, while deposit rates contributed approximately $763,000.

Our return on average equity decreased from 15.6% for the quarter ended June 30, 2006, to 11.55% for the quarter ended June 30, 2007, due to our decrease in net income.

Our efficiency ratio increased by 25.8% from 54.45% for the three months ended June 30, 2006, to 68.49% for the three months ended June 30, 2007. This increase is due to noninterest expense increasing by $1.5 million, or 71.1%, over the same period last year while net interest income experienced a relatively smaller percentage increase of 22.2%. While noninterest income increased by a substantial 153.4%, the $629,000 increase could not offset the sizable growth in noninterest expense. This result has occurred primarily due to additional expenses that have been incurred as a result of continued expansion through branching and loan production offices, as well as the corresponding increase in supporting infrastructure. In addition, we began to incur fixed general and administrative expenses during the first half of 2007, related to our wholesale mortgage division formed on January 29, 2007. Finally, the three months ended June 30, 2007 also included an additional expense for FDIC insurance premiums, which were recently reinstituted retroactive to January 1, 2007, of $108,000.

Six months ended June 30, 2007 and 2006

Net income was consistent at $1.6 million, or $0.37 and $0.36 per diluted share, for the six-month periods ended June 30, 2007 and 2006, respectively. While net income was level, net interest income grew 26.6% to $8.2 million for the six months ended June 30, 2007, compared to the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans. In our deposit portfolio, the cost of funds was driven by increased rates, which outweighed the increase in volume for the three months ended June 30, 2007, versus June 30, 2006.

Increased net interest income was partially offset by an increase of 55.4%, or $2.4 million, in noninterest expense. Each of the underlying components of noninterest expense increased during the first six months of 2007 as a result of the various costs associated with our growth, including the addition of our wholesale mortgage division in January 2007. In addition, noninterest income for the six months ended June 30, 2007, increased by $777,000, or 83.8%, over the same period in 2006, primarily due to fees and premiums generated from the wholesale mortgage division which began operating in January 2007.

Our return on average assets was 0.67% for the six-month period ended June 30, 2007, which represents a decrease when compared to the return on average assets of 0.91% for the same period in 2006. This decline is the direct result of the decrease in the net interest margin from 3.82% for the six months ended June 30, 2006, to 3.44% for the six months ended June 30, 2007. The impact of the decrease in the net interest margin was partially offset by loan volume during the period. Loan volume contributed approximately $4.7 million to the $1.7 million increase in our net interest income, comparing the six months ended June 30, 2007, to June 30, 2006, while increased loan rates on our existing portfolio generated only $708,000. As noted in the Changes in Net Interest Income table under Net Interest Income, below, deposit growth contributed slightly more cost than deposit rates did.

Our return on average equity decreased from 14.05% for the six months ended June 30, 2006, to 11.92% for the six months ended June 30, 2007, due to our consistent net income and the increase in average equity since the second quarter of 2006. Average equity for 2007 outweighed average equity for 2006 due to the income earned during the first six months of 2007.

Our efficiency ratio increased by 16.2% from 57.27% for the six months ended June 30, 2006, to 66.54% for the six months ended June 30, 2007. This increase is primarily due to noninterest expense increasing by $2.4 million, or 55.4%, over the same period last year, while net interest income and noninterest income experienced relatively smaller increases of $1.7 million and $777,000, respectively. This result has occurred primarily due to additional expenses that have been incurred as a result of continued expansion through branching and loan production offices, as well as the corresponding increase in supporting infrastructure. In addition, we began to incur fixed general and administrative expenses during the six months ended June 30, 2007, related to our wholesale mortgage division formed on January 29, 2007.

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

Three months ended June 30, 2007 and 2006

Our net interest income increased $775,000, or 22.2%, to $4.3 million for the quarter ended June 30, 2007, from $3.5 million for the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase of our average earning assets of 40.7% which was partially offset by a decrease in our net interest margin of 52 basis points from 3.92% to 3.40% for the second quarter of 2006 and 2007, respectively. The decrease in the net interest margin is primarily attributable to the repricing of time deposits at proportionately higher rates due to the increases in the prime rate that occurred since these deposits were originated. The growth in net interest income resulted from an increase of $3.0 million in interest income to $9.9 million for the quarter ended June 30, 2007, from $6.9 million for the same period in 2006, partially offset by an increase of $2.2 million in interest expense for the quarter ended June 30, 2007, from the same period in 2006.

During the quarter ended June 30, 2007, our average loan portfolio, excluding wholesale mortgage loans held for sale, increased 37.5%, or $113.8 million, over the same period in 2006. Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. As of June 30, 2007, loans, excluding mortgage loans held for sale, represented 78.8% of total assets while investments and federal funds sold represented 13.0% of total assets.

The following table sets forth, for the quarters ended June 30, 2007 and 2006, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans.  Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).
	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*
Loans, excluding held for sale	$417,791	8,847	8.49%	$303,952	$6,285	8.29%
Mortgage loans held for sale	11,414	173	6.08%	-	-	-
Investment securities	67,868	793	4.69%	48,905	540	4.42%
Federal funds sold and other	5,223	78	5.99%	4,197	57	5.54%
Total interest-earning assets	$502,296	$9,891	7.90%	$357,054	$6,882	7.73%

Time deposits	$269,539	$3,447	5.13%	$190,219	$2,056	4.34%
Savings & money market	69,679	814	4.69%	58,185	580	4.00%
NOW accounts	44,897	357	3.19%	24,549	135	2.21%
FHLB advances	40,418	493	4.89%	29,843	338	4.54%
Junior subordinated debentures	13,403	254	7.60%	13,403	244	7.30%
Federal funds purchased and short-term borrowings	17,453	266	6.11%	3,487	44	5.06%
Total interest-bearing liabilities	$455,389	$5,631	4.96%	$319,686	$3,397	4.26%
Net interest spread			2.94%			3.47%
Net interest income/ margin			3.40%		$3,485	3.92%

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.94% for the quarter ended June 30, 2007, compared to 3.47% for the quarter ended June 30, 2006. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.40% for the quarter ended June 30, 2007, as compared to 3.92% for the quarter ended June 30, 2006.

During the quarter ended June 30, 2007, earning assets averaged $502.3 million, compared to $357.0 million for the same period in 2006. Average interest earning assets exceeded average interest bearing liabilities by $46.9 million and $37.4 million for the quarters ended June 30, 2007 and 2006, respectively. While our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2007 period resulted from the deliberate growth of our loan portfolio, growth in quarter averages only outpaced average deposit growth by approximately $3 million for the respective quarters ended June 30, 2007 and 2006.

The decrease in our net interest spread and our net interest margin from the quarter ended June 30, 2006, to the quarter ended June 30, 2007, was principally due to the delayed repricing of our average interest-bearing liabilities relative to the increase in yields on average interest-earning assets that had occurred until the last increase in the prime rate during June of 2006. The primarily variable rate loan portfolio decreased from 85.1% to 83.2% as a percentage of our average earning assets from 2006 to 2007, partially offset by the decrease in higher priced time deposits which decreased as a percentage of our average earning liabilities from 59.5% to 59.2% on average from 2006 to 2007. We expect to see growth in our core deposits in the next three months from the addition of our new full-service branch in downtown Charleston opened in April 2007, the opening of a full-service branch in Greer, South Carolina, in August of 2007 and the relocation of the Greenville temporary branch to its permanent location on Pelham Road, which should allow us to reduce our reliance on higher cost wholesale funding and time deposits. As of June 30, 2007, we utilized wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $87 million.

Six months ended June 30, 2007 and 2006

Our net interest income increased $1.7 million, or 26.6%, to $8.2 million for the six months ended June 30, 2007, from $6.5 million for the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase of our average earning assets of 40.5% which was partially offset by a decrease in our net interest margin of 38 basis points from 3.82% to 3.44% for the six-month period ended June 30, 2006 and 2007, respectively. The decrease in the net interest margin is primarily attributable to the repricing of time deposits at proportionately higher rates due to the increases in the prime rate that have occurred since these deposits were originated. The growth in net interest income resulted from an increase of $6.0 million in interest income to $18.8 million for the six months ended June 30, 2007, from $12.7 million for the same period in 2006, partially offset by an increase of $4.3 million in interest expense for the six months ended June 30, 2007, from the same period in 2006.

During the six months ended June 30, 2007, our average loan portfolio, excluding wholesale mortgage loans held for sale, increased 40.6%, or $116.5 million, over the same period in 2006. Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. As of June 30, 2007, loans, excluding mortgage loans held for sale, represented 78.8% of total assets while investments and federal funds sold represented 13.0% of total assets.

The following table sets forth, for the six months ended June 30, 2007 and 2006, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans.  Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*
Loans, excluding held for sale	$403,257	$16,905	8.45%	$286,772	$11,518	8.10%
Mortgage loans held for sale	7,201	212	5.94%	-	-	-
Investment securities	66,143	1,538	4.69%	47,210	1,016	4.34%
Federal funds sold and other	4,481	131	5.90%	8,631	208	4.88%
Total interest-earning assets	$481,082	$18,786	7.87%	$342,613	$12,742	7.50%

Time deposits	$254,777	$6,417	5.08%	$186,300	$3,926	4.25%
Savings & money market	71,315	1,629	4.61%	57,178	1,064	3.75%
NOW accounts	40,668	641	3.18%	23,850	245	2.07%
FHLB advances	39,396	949	4.86%	28,188	610	4.36%
Junior subordinated debentures	13,403	506	7.61%	9,844	363	7.44%
Federal funds purchased and short-term borrowings	14,668	428	5.88%	1,771	44	5.01%
Total interest-bearing liabilities	$434,227	$10,570	4.91%	$307,131	$6,252	4.10%
Net interest spread			2.96%			3.39%
Net interest income/ margin			3.44%		$6,490	3.82%

*Annualized for the six-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.96% for the six months ended June 30, 2007, compared to 3.39% for the six months ended June 30, 2006. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.44% for the quarter ended June 30, 2007, as compared to 3.82% for the six months ended June 30, 2006.

During the six months ended June 30, 2007, earning assets averaged $481.1 million, compared to $342.6 million for the same period in 2006. Average interest earning assets exceeded average interest bearing liabilities by $46.9 million and $35.5 million for the six months ended June 30, 2007 and 2006, respectively. Our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2007 period resulted from the deliberate growth of our loan portfolio, whose growth in six-month averages outpaced average deposit growth by more than $17 million for the respective six months ended June 30, 2007 and 2006.

The decrease in our net interest spread and our net interest margin from the six months ended June 30, 2006, to the quarter ended June 30, 2007, was principally due to the faster repricing of our average interest-bearing liabilities relative to the increase in yields on average interest-earning assets. The primarily variable rate loan portfolio increased slightly from 83.7% to 83.8% as a percentage of our average earning assets from 2006 to 2007, partially offset by higher priced time deposits which grew by approximately $68 million on average from 2006 to 2007.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

Changes in Net Interest Income

	Three Months Ended
	June 30, 2007 vs. 2006			June 30, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$15	6	$21	$11	21	$32
Investment securities	208	45	253	111	53	164
Mortgage loans held for sale	173	-	173	-	-	-
Loans(1)	2,354	208	2,562	1,409	1,207	2,616
Total interest-earning assets	$2,750	259	$3,009	$1,531	1,281	$2,812

Interest-Bearing Liabilities
Deposits	$1,084	763	$1,847	$603	740	$1,343
FHLB advances	120	35	155	6	107	113
Junior subordinated debentures	-	10	10	(8)	14	6
Federal funds purchased	176	46	222	106	47	153
Total interest-bearing liabilities	$1,380	854	$2,234	$707	908	$1,615
Net interest income	$1,370	$(595)	$775	$824	$373	$1,197

(1) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
	Six Months Ended
	June 30, 2007 vs. 2006			June 30, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$(99)	22	$(77)	$88	63	$151
Investment securities	406	116	522	186	83	269
Mortgage loans held for sale	212	-	212	-	-	-
Loans(1)	4,679	708	5,387	2,544	2,273	4,817
Total interest-earning assets	$5,198	846	$6,044	$2,818	2,419	$5,237

Interest-Bearing Liabilities
Deposits	$1,880	1,572	$3,452	$1,109	1,558	$2,667
FHLB advances	241	98	339	31	187	218
Junior subordinated debentures	131	12	143	103	86	189
Federal funds purchased	320	64	384	(13)	16	3
Total interest-bearing liabilities	$2,572	1,746	$4,318	$1,230	1,847	$3,077
Net interest income	$2,626	$(900)	$1,726	$1,588	$572	$2,160

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

Our provision for loan losses was $452,000 for the three months ended June 30, 2007, and $354,000 for the same period in 2006. Our provision for loan losses was $791,000 for the six months ended June 30, 2007, and $697,000 for the same period in 2006. The percentage of allowance for loan losses was reduced to 1.03% of gross loans outstanding as of June 30, 2007 from 1.05% at June 30, 2006. The decrease in this ratio reflects management’s opinion of the level of credit quality in the loan portfolio and other factors, such as net chargeoffs remaining stable from year to year. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

Noninterest Income

Three months ended June 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest income for the three months ended June 30, 2007 and 2006 (dollars in thousands).

	For the Three Months Ended June,
	2007	2006
Mortgage banking income	$539	$-
Service charges and fees on deposit accounts	294	263
Loan service charges and fees	57	47
Gain on sale of guaranteed portion of SBA loans	36	-
Mortgage loan fees from correspondent bank	25	-
Gain on sale of securities available for sale	-	-
Other	88	100
Total noninterest income	$1,039	$410

Noninterest income for the three months ended June 30, 2007, was $1.0 million, a net increase of 153.4% as compared to noninterest income of $410,000 during the same period in 2006. This increase is primarily due to income earned from fees and premiums from the wholesale mortgage division, which was formed on January 29, 2007, and generated fee income of $539,000 during the quarter ended June 30, 2007. This fee income represented 85.7% of the total noninterest income increase of $629,000. In addition, service charges and fees on deposit accounts increased by $31,000, or 11.8%, from 2006 to 2007, resulting from the growth in the number of deposit accounts.

Six months ended June 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest income for the six months ended June 30, 2007 and 2006 (dollars in thousands).

	For the Six Months Ended June,
	2007	2006
Mortgage banking income	$697	$-
Service charges and fees on deposit accounts	566	509
Loan service charges and fees	107	92
Gain on sale of guaranteed portion of SBA loans	97	83
Mortgage loan fees from correspondent bank	77	-
Gain on sale of securities available for sale	-	32
Other	160	211
Total noninterest income	$1,704	$927

Noninterest income for the six months ended June 30, 2007, was $1.7 million, a net increase of 83.8% as compared to noninterest income of $927,000 during the same period in 2006. This increase is primarily due to income earned from fees and premiums from the wholesale mortgage division, which was formed on January 29, 2007, and generated fee income of $697,000 during the six months ended June 30, 2007. In addition, service charges and fees on deposit accounts increased by $57,000, or 11.2%, from 2006 to 2007, resulting from the growth in the number of deposit accounts.

Noninterest Expenses

Three months ended June 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest expenses for the three months ended June 30, 2007 and 2006 (dollars in thousands).

	For the Three Months Ended June 30,
	2007	2006
Salaries and employee benefits	$1,949	$1,200
Occupancy and equipment expense	518	256
Public relations	199	152
Data processing and ATM expense	176	146
Professional fees	149	64
Telephone and supplies	117	78
Other	521	225
Total noninterest expense	$3,629	$2,121

Noninterest expense was $3.6 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively. The majority of the increase of 71.1% from 2006 to 2007 reflects the increase in the costs of salaries and other variable expenses to support our growth.

The most significant item included in noninterest expense is salaries and employee benefits, which totaled $1.9 million for the three months ended June 30, 2007, as compared to $1.2 million for the same period in 2006, an increase of 62.4%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville full-service branch and the Rock Hill loan production office, both new cost centers since the period ended June 30, 2006.

Occupancy and equipment expenses were $518,000 and $256,000 for the three months ended June 30, 2007 and 2006, respectively. This increase of 102.3% reflects expenses for a full quarter of expenses for the Rock Hill loan production office opened in February 2007, and rental expenses on the corporate headquarters/main office branch and the Boiling Springs branch resulting from the sale/leaseback transaction completed in February 2007.

Public relations expense increased by $47,000, or 30.9%, to $199,000 for the three months ended June 30, 2007, as compared to $152,000 for the same period in 2006, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston, Columbia, Greenville and Rock Hill markets.

Data processing and ATM expense were $176,000 and $146,000 for the three months ended June 30, 2007 and 2006, respectively. A majority of the 20.5% increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Professional fees increased by $39,000, or 50.0%, to $117,000 for the three months ended June 30, 2007. The increase reflects costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002. We have hired an outside consultant to assist us in this process. In addition, the three months ended June 30, 2007, reflect increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer. Our bank’s expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the three months ended June 30, 2007.

Included in the line item “other,” which increased $296,000, or 131.6%, for the three months ended June 30, 2007, as compared to the same period in 2006, are charges for insurance premiums, fees paid to our board of directors and our advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses.  In addition, the three months ended June 30, 2007 also included an additional expense for FDIC insurance premiums, which were recently reinstituted retroactive to January 1, 2007, of $108,000.

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

Six months ended June 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest expenses for the six months ended June 30, 2007 and 2006 (dollars in thousands).

	For the Six Months Ended June 30,
	2007	2006
Salaries and employee benefits	$3,680	$2,455
Occupancy and equipment expense	893	492
Data processing and ATM expense	350	283
Public relations	368	299
Professional fees	295	133
Telephone and supplies	206	154
Other	809	432
Total noninterest expense	$6,601	$4,248

Noninterest expense was $6.6 million and $4.2 million for the six months ended June 30, 2007 and 2006, respectively. The majority of the increase of 55.4% from 2006 to 2007 reflects the increase in the costs of salaries and other variable expenses to support our growth.

The most significant item included in noninterest expense is salaries and employee benefits, which totaled $3.7 million for the six months ended June 30, 2007, as compared to $2.5 million for the same period in 2006, an increase of 49.9%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville full-service branch and the Rock Hill loan production office, both new cost centers since the period ended June 30, 2006.

Occupancy and equipment expenses were $893,000 and $492,000 for the six months ended June 30, 2007 and 2006, respectively. This increase of 81.5% reflects expenses for the Rock Hill loan production office opened in February 2007, a full six months of expenses for the loan production offices in Columbia and Daniel Island opened in January and February 2006, respectively, and rental expenses on the corporate headquarters/main office branch and the Boiling Springs branch resulting from the sale/leaseback transaction completed in February 2007.

Public relations expense increased by $69,000, or 23.1%, to $368,000 for the six months ended June 30, 2007, as compared to $299,000 for the same period in 2006, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston, Columbia, Greenville and Rock Hill markets.

Data processing and ATM expense were $350,000 and $283,000 for the six months ended June 30, 2007 and 2006, respectively. A majority of the 23.7% increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Professional fees increased by $161,000, or 121.1%, to $294,000 for the six months ended June 30, 2007. The increase reflects costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002. We have hired an outside consultant to assist us in this process. In addition, the six months ended June 30, 2007, reflect increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer. During the six months ended June 30, 2006, we relied on our bank-employed internal auditor in conjunction with our third party consultant to jointly perform the internal audit function. Our bank’s expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the three months ended June 30, 2007.

Included in the line item “other,” which increased $378,000, or 87.5%, for the six months ended June 30, 2007, as compared to the same period in 2006, are charges for insurance premiums, fees paid to our board of directors and our advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses. In addition, the six months ended June 30, 2007 also included an additional expense for FDIC insurance premiums, which were recently reinstituted retroactive to January 1, 2007, of $108,000.

A majority of the increases in these expenditures reflects the costs of additional personnel hired to support growth, including staff for the Greenville full-service branch which opened in October 2006 and for the wholesale mortgage division in downtown Greenville which opened in January 2007, additional lenders hired in the Columbia, Charleston and Rock Hill markets, as well as staff for our growing loan and deposit operations.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we also are committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussions set forth information related to our income tax expense for the three-month and six-month periods ended June 30, 2007 and 2006.

Three months ended June 30, 2007 and 2006

The following table sets forth information related to our income tax expense for the three months ended June 30, 2007 and 2006 (dollars in thousands).

	For the Three Months Ended June 30,
	2007	2006
Net income before income taxes	$1,218	$1,420
Provision for income taxes	426	516
Effective income tax rate	35.0%	36.3%

The decrease in the effective income tax rate from the quarter ended June 30, 2006, to the respective period in 2007, occurred due to the relative decrease in fully taxable income during the quarter, as compared to the previous year. Tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts experienced greater percentage increases from the three months ended June 30, 2006, to the three months ended June 30, 2007, than fully taxable income, such as interest income on loans, government agency investments and noninterest income from fees and charges.

Six months ended June 30, 2007 and 2006

The following table sets forth information related to our income tax expense for the six months ended June 30, 2007 and 2006 (dollars in thousands).

	For the Six Months Ended June 30,
	2007	2006
Net income before income taxes	$2,529	$2,472
Provision for income taxes	885	871
Effective income tax rate	35.0%	35.3%

The slight decrease in the effective income tax rate from the six months ended June 30, 2006, to the respective period in 2007, occurred due to the slight decrease in fully taxable income during the six-month period, as compared to the previous year. Tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts experienced slightly greater percentage increases from the six months ended June 30, 2006, to the six months ended June 30, 2007, than fully taxable income, such as interest income on loans, government agency investments and noninterest income from fees and charges.

Balance Sheet Review

General

As of June 30, 2007, we had total assets of $554.9 million, an increase of 19.2% over total assets of $465.4 million on December 31, 2006.  Total assets on June 30, 2007, and December 31, 2006, consisted of loans, net of unearned income, of $455.1 million and $379.5 million, respectively; securities available for sale of $71.9 million and $63.4 million, respectively; other assets of $13.2 million and $11.2 million, respectively; premises and equipment, net accumulated depreciation and amortization, of $6.1 million and $6.9 million, respectively; cash and due from banks of $13.1 million and $8.2 million, respectively; and federal funds sold and interest-bearing bank balances of $6,000 and $5,000, respectively.

The interest-earning assets, consisting of loans net of unearned income, securities available for sale, federal funds sold, interest-bearing bank balances and other invested funds grew to $531.1 million as of June 30, 2007, or an increase of 19.0% over the balance of $446.3 million as of December 31, 2006. Although the loan portfolio grew in the six months ended June 30, 2007, loan production for the six-month period decreased compared to the six-month period ended June 30, 2006. The six months ended June 30, 2006, reflect the increase in our acquisition and development (“A&D”) body of loans due to the opening of the Columbia loan production office in January 2006. This portion of the loan portfolio has remained constantly strong but the growth demonstrated in the six months ended June 30, 2006, has leveled to consistent production.

Also included in interest-earning assets as of June 30, 2006, are mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. During the six months ended June 30, 2007, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $108 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $90 million had been sold as of June 30, 2007, with approximately $18.0 million remaining on the balance sheet as mortgage loans held for sale. Because the six months ended June 30, 2007, period of activity for the wholesale mortgage division, it also represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $18 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity, as evidenced in the net cash used in operating activities reflected on the cash flow for the period ended June 30, 2007, should diminish in future periods, as the ongoing activity of the wholesale mortgage division provides for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

Premises and equipment decreased by $805,000, net of purchases and depreciate expense, during the six months ended June 30, 2007, primarily due to the sale/leaseback transaction that closed during the six-month period. In February 2007, we entered into an agreement with First National Holdings, LLC to sell, purchase and lease our corporate headquarters, a full-service branch, and the corporate operations center located at 215 N. Pine Street and our full-service branch located at 3090 Boiling Springs Road in Spartanburg, South Carolina for a sales price of $5,450,000. First National Holdings, LLC is owned by a group of nine investors who serve as non-management directors of the company and the bank. Our board of directors approved the agreement. In connection with this transaction, we also entered into an agreement which made us liable for all remaining construction costs for the corporate operations center, which was under construction when we entered into the agreement but was completed in April 2007. We agreed to lease back these properties for an initial term of twenty-five years with one five-year option to renew at our option. The monthly rental payments of $38,604 during the initial term under a triple-net lease and is being accounted for as an operating lease under the provisions of SFAS No. 13, “Accounting for Leases (as amended).” If we exercise the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term. We are considering a second sale/leaseback transaction for the summer of 2007.

As of June 30, 2007, construction on our operations center at our corporate headquarters in Spartanburg and our Greenville market headquarters was completed and renovation of our Greer branch was underway, with construction in progress costs of approximately $141,000. We completed construction of our corporate headquarters in Spartanburg in April 2007. We anticipate remaining capital expenditures at the Greer branch to be completed within the next three months.

For the period ended June 30, 2007, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $87 million, an increase of $33 million over December 31, 2006. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the asset liability management committee. These guidelines limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on June 30, 2007, were $527.0 million, an increase of 20.2% over liabilities as of December 31, 2006, of $438.4 million and consisted primarily of deposits of $443.1 million, $48.1 million in Federal Home Loan Bank (“FHLB”) advances, $19.7 million of federal funds purchased and other short-term borrowings, and $13.4 million in junior subordinated debentures. Shareholders’ equity on June 30, 2007, was $27.9 million, as compared to shareholders’ equity on December 31, 2006, of $27.0 million. The increase of approximately $900,000, or 3.3%, can be attributed to the net income earned during the six months ended June 30, 2007.

Interest-Bearing Bank Balances

As of June 30, 2007, short-term overnight interest-bearing bank balances comprised less than 1.0% of total interest-earning assets of $531.1 million, consistent with less than 1.0% of total interest-earning assets of $446.3 million on December 31, 2006. Although we experienced strong deposit growth during the six months ended June 30, 2007, the increase in loans and mortgage loans held for sale of $75.6 million from December 31, 2006 to June 30, 2007, exceeded our deposit growth, keeping our need for short-term overnight investments relatively consistent.

Investments

On June 30, 2007, and December 31, 2006, our investment securities portfolio of $71.9 million and $63.4 million, respectively, represented approximately 13.5% and 14.2%, respectively, of our interest-earning assets. As of June 30, 2007, and December 31, 2006, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $73.7 million and $64.1 million, respectively, for an unrealized loss, net of income tax effect, of $1.2 million and $.5 million, respectively. As a result of the growth in our loan portfolio and the historically low fixed rates during the past several years, we have maintained a lower than normal level of investments.

Fair values and yields on our investments (all available for sale) as of June 30, 2007 and December 31, 2006, are shown in the following tables based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of June 30, 2007
			After one but		After five but
	Within one year		within five years		within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$992	4.00%	$12,615	4.56%	$5,976	5.51%	$-	-	$19,583	4.82%
Mortgage-backed securities	1,372	4.08%	4,770	4.23%	8,687	4.85%	21,304	5.11%	36,133	4.89%
Municipal securities	-	-	996	2.70%	3,609	3.70%	11,604	4.05%	16,209	3.89%
Total	$2,364	4.05%	$18,381	4.38%	$18,272	4.84%	$32,908	4.73%	$71,925	4.65%

	As of December 31, 2006
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$8,787	4.39%	4,946	5.25%	$-	-	$13,733	4.70%
Mortgage-backed securities	261	4.50%	6,531	4.19%	7,581	4.80%	21,904	5.05%	36,277	4.84%
Municipal securities	-	-	-	-	3,564	3.39%	9,800	4.05%	13,364	3.87%
Total	$261	4.50%	$15,318	4.31%	$16,091	4.63%	$31,704	4.74%	$63,374	4.60%

The amortized cost and fair value of our investments (all available for sale) as of June 30, 2007, and December 31, 2006, are shown in the following table (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$20,100	$19,583	$13,969	$13,733
Mortgage-backed securities	36,980	36,133	36,729	36,277
Municipal securities	16,592	16,209	13,382	13,364
Total	$73,672	$71,925	$64,080	$63,374

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of June 30, 2007, and December 31, 2006, consisted of the following:

	As of June 30,	As of December 31,
	2007	2006
Federal Reserve Bank stock	$602	$602
Federal Home Loan Bank stock	3,006	2,356

The level of FHLB stock varies with the level of FHLB advances and increased during the six-month period ended June 30, 2007, to reflect the net increase in FHLB advances during the year.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the six months ended June 30, 2007 and 2006, were $403.3 million and $286.8 million, respectively.  Total loans outstanding as of June 30, 2007, and December 31, 2006, were $455.1 million and $379.5 million, respectively, before the allowance for loan losses.

The following table summarizes the composition of our loan portfolio as of June 30, 2007, and December 31, 2006 (dollars in thousands).

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$35,247	8.06%	$25,604	6.75%
Commercial secured by real estate	284,722	65.14%	261,961	69.03%
Real estate – residential mortgages	111,127	25.42%	86,022	22.67%
Installment and other consumer loans	6,542	1.50%	6,458	1.70%
Unearned income	(530)	(0.12%)	(555)	(0.15)%
Loans, net of unearned income	$437,108	100.00%	$379,490	100.00%
Mortgage loans held for sale	17,962		-	-
Less—allowance for loan losses	(4,502)	1.03%	(3,795)	1.00%
Total loans, net	$450,568		$375,695

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

The increase in our residential loans secured by real estate from December 31, 2006, to June 30, 2007, is due to the new residential real estate lending in the Spartanburg market, as well as the Charleston, Greenville and Rock Hill markets due to the expansion of our loan production offices in each of these markets.

While our commercial real estate loans have increased each year, for the six months ended June 30, 2007, these loans decreased relative to the overall loan portfolio for the first time. These loans represent commercial construction, acquisition and development, a body of loans that grew disproportionately with our addition of a strong lender in the Columbia market and has somewhat leveled off with the seasoning of the loans in this category. We have increased the number of our commercial lending officers over the last three years. We expect to continue to focus significant origination efforts in commercial real estate and commercial lending. The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of June 30, 2007, and December 31, 2006 (dollars in thousands).

	As of June 30, 2007
	One year or less	After one but within five years	After five years	Total
Commercial	$11,130	$8,170	$1,834	$21,134
Real estate – construction	130,938	18,758	-	149,696
Real estate – mortgage	54,811	183,284	22,752	260,847
Consumer and other	3,042	2,330	589	5,961
Total loans	$199,921	$212,542	$25,175	$437,638
Mortgage loans held for sale				17,962
Unearned income, net				(530)
Total loans, net of unearned income				$455,070
Loans maturing after one year with:
Fixed interest rates				$89,482
Floating interest rates				$148,235

	As of December 31, 2006
	One year or less	After one but within five years	After five years	Total
Commercial	$10,034	$5,480	$1,189	$16,703
Real estate – construction	118,173	27,627	-	$145,800
Real estate – mortgage	20,784	165,549	20,395	$206,728
Consumer and other	3,376	2,665	4,773	$10,814
Total loans	$152,367	$201,321	$26,357	$380,045
Unearned income, net				(555)
Total loans, net of unearned income				$379,490
Loans maturing after one year with:
Fixed interest rates				$62,875
Floating interest rates				$164,803

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

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods presented (dollars in thousands):

	As of or For the Six Months Ended		As of or For the Year Ended		As of or For the Six Months Ended
	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$903	4.8%	$454	4.4%	$237	6.9%
Real estate – construction	816	34.2%	1,062	38.4%	846	25.0%
Real estate – mortgage	2,342	59.6%	1,841	54.4%	2,131	66.0%
Consumer	56	1.4%	58	2.8%	57	2.2%
Mortgage loans held for sale	-	-	-	-	-	-
Unallocated	385	N/A	380	N/A	35	N/A
Total allowance for loan losses	$4,502	100.0%	$3,795	100.0%	$3,306	100.0%

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

The following table sets forth the changes in the allowance for loan losses for each of the three-month periods ended June 30, 2007 and 2006 (dollars in thousands).

	As of or For the Three Months Ended June 30, 2007	As of or For the Year Ended December 31, 2006	As of or For the Three Months Ended June 30, 2006
Balance, beginning of period	$4,119	$2,719	$3,014
Provision charged to operations	451	1,192	354
Loans charged-off
Commercial, financial and agricultural	(25)	(116)	-
Real estate-construction	(44)	-	-
Installment loans to individuals	-	(23)	(63)
Total charge-offs	(69)	(139)	(63)
Recoveries of loans previously charged-off	1	23	1
Balance, end of period	$4,502	$3,795	$3,306
Allowance to loans	1.03%	1.00%	1.05%
Net charge-offs to average loans	0.04%	0.04%	0.08%
Nonaccrual loans	$3,866	$477	$15
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned	482	-	-

The following table sets forth the changes in the allowance for loan losses for each of the six-month periods ended June 30, 2007 and 2006 (dollars in thousands).

	As of or For the Six Months Ended June 30, 2007	As of or For the Year Ended December 31, 2006	As of or For the Six Months Ended June 30, 2006
Balance, beginning of period	$3,795	$2,719	$2,719
Provision charged to operations	791	1,192	697
Loans charged-off
Commercial, financial and agricultural	(45)	(116)	(67)
Real estate-construction	(44)	-	-
Installment loans to individuals	(4)	(23)	(64)
Total charge-offs	(92)	(139)	(131)
Recoveries of loans previously charged-off	9	23	21
Balance, end of period	$4,502	$3,795	$3,306
Allowance to loans	1.03%	1.00%	1.05%
Net charge-offs to average loans	0.04%	0.04%	0.08%
Nonaccrual loans	$3,866	$477	$15
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned	482	-	-

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

Credit quality continues to be consistent with prior periods which is reflected in the low net charge-offs to average loans ratio for the quarter of 0.04%. However, since December 31, 2006, we have placed an additional $3.39 million in loans on nonaccrual status. These loans include a commercial real estate loan totaling approximately $1.4 million that was placed on nonaccrual status during the three months ended June 30, 2007. Including this one relationship, at June 30, 2007, we had $3.9 million in nonperforming loans, and our nonperforming assets to total assets ratio was 0.78%. Based on our evaluation and assessment, we do not anticipate any loss on this relationship or any of our other nonaccrual loans. In addition, management has allocated specific reserves to its nonaccrual loans that it believes would offset potential losses, if any, arising from less than full recovery of the loans from the supporting collateral.

During the three months ended June 30, 2007, we foreclosed on two real properties, both of which previously served as collateral for SBA loans. In connection with the foreclosures, we recognized approximately $44,000 in loan losses during the quarter ended June 30, 2007 in order to reduce the carrying value of these properties to $481,500, or an amount that we believe approximates their fair market value. These amounts are net of the SBA guarantee on these loans. Our cost of owning the properties was minimal for the period ended June 30, 2007.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us as of June 30, 2007 and 2006, and December 31, 2006 (dollars in thousands).

	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$30,707	-	$23,056	-	$20,400	-
NOW accounts	40,668	3.18%	28,933	2.33%	25,614	1.91%
Money market and savings accounts	71,315	4.61%	57,962	4.02%	57,178	3.72%
Time deposits	254,777	5.08%	201,957	4.52%	186,300	4.21%

Total deposits	$397,467	4.41%	$311,908	3.93%	$289,492	3.62%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $275.8 million and $242.0 million as of June 30, 2006, and December 31, 2006, respectively. The maturity distribution of our time deposits of $100,000 or more as of June 30, 2007, is as follows (dollars in thousands):
As of June 30, 2007
Three months or less	$24,804
Over three through six months	18,257
Over six through twelve months	69,448
Over twelve months	56,701
Total	$169,210

The increase in time deposits of $100,000 or more for the period ended June 30, 2007, as compared to the balance as of December 31, 2006, primarily resulted from the utilization of deposits that were obtained from brokered CDs from outside of our primary market. For the period ended June 30, 2007, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $87 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the asset liability committee. These guidelines limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds during the six-month period ended June 30, 2007, and the year ended December 31, 2006, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods, the average balance for each period and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

				Average for the Period
	Ending Balance	Period-End Rate	Maximum Balance	Balance	Rate
As of or for the Six Months
Ended June 30, 2007
Federal Home Loan Bank advances	$48,083	4.85%	$49,780	$39,396	4.86%
Federal funds purchased and other short-term borrowings	$19,721	5.49%	$31,325	$14,668	5.88%
Junior subordinated debentures	$13,403	7.43%	$13,403	$13,403	7.60%

As of or for the Year
Ended December 31, 2006
Federal Home Loan Bank advances	$37,476	4.94%	$48,543	$33,421	4.70%
Federal funds purchased and other short-term borrowings	$7,970	5.41%	$14,391	$2,612	5.51%
Junior subordinated debentures	$13,403	7.44%	$13,403	$11,663	7.52%

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

Total shareholders’ equity amounted to $27.9 million and $27.0 million on June 30, 2007, and December 31, 2006 respectively. The increase of approximately $900,000 between December 31, 2006, and June 30, 2007, resulted from the $1.6 million in net income earned during the six months ended June 30, 2007, partially offset by an approximately $688,000 increase in unrealized loss on investment securities available for sale, net of tax, and by cash paid to purchase shares under the share repurchase program. Our board of directors authorized an extension to the repurchase program, previously authorized in December 2006, of up to 50,000 shares outstanding effective immediately for a period of six months ending November 30, 2007. During the six months ended June 30, 2007, 8,881 shares of stock were repurchased under this program at a cost of $159,710, at a weighted average price of $17.94 per share, adjusted for the 7% stock dividend distributed on March 30, 2007.

On July 3, 2007, we priced for sale 720,000 shares of our Preferred Stock at $25.00 per share to be sold through an underwritten public offering.  Keefe, Bruyette & Woods, Inc. served as sole underwriter and manger for the offering.  The offering commenced on July 3, 2007 and closed on July 9, 2007 with the sale of 720,000 shares of the Preferred Stock for aggregate proceeds of $18,000,000.

We incurred $371,000 in expenses in connection with the issuance and distribution of the Preferred Stock in the offering.  All of these expenses were paid directly or indirectly to persons and entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

We received net proceeds, after payment of underwriting discounts to Keefe, Bruyette & Woods, Inc. of $1,080,000, or $1.50 per share, and other expenses of the offering of $371,000, in the amount of approximately $16,549,000.  As of August 13, 2007, we used $5,013,000 to repay our revolving line of credit with a correspondent bank and $5,130,000 to repay federal funds purchase from another correspondent bank. The remaining $6,433,000 is currently invested in federal funds sold with a correspondent bank and will be used to support our asset growth and branch network expansion

As of June 30, 2007, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2006. We believe that the unrealized loss is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.

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

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of June 30, 2007, we had formed three statutory trust subsidiaries for the purpose of raising regulatory capital via this avenue, which are not included in our consolidated financial statements pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities. On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital. As of June 30, 2007, approximately $9.7 million of the trust preferred securities qualified as Tier 1 capital, with approximately $3.3 million included as Tier 2 capital.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan (“ESOP”) $600,000 which was used to purchase 42,532 shares of our common stock. As of December 31, 2006, the ESOP owned 44,914 shares of our stock, of which 39,600 shares were pledged to secure the loan. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the Statement of Position 93-6, we presented the shares that were pledged as collateral as a deduction of $558,000 from shareholders’ equity for both June 30, 2007, and December 31, 2006 as unearned ESOP shares in the accompanying consolidated balance sheets.

The following table sets forth our various capital ratios as of June 30, 2007, and December 31, 2006. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory requirements.

	As of June 30, 2007	As of December 31, 2006	To Be Considered "Well-Capitalized"
The Company
Total risk-based capital	10.63%	11.13%	N/A
Tier 1 risk-based capital	8.84%	8.94%	N/A
Leverage capital	7.47%	9.02%	N/A

The Bank
Total risk-based capital	11.18%	10.01%	10.00%
Tier 1 risk-based capital	10.15%	9.03%	6.00%
Leverage capital	8.58%	8.05%	5.00%

The decrease in the company’s capital ratios from December 31, 2006, to June 30, 2007, is due to proportionally increased risk-weighted assets and average total assets at June 30, 2007. The bank’s capital ratios increased due to the downstreaming of $6 million from the company to the bank during the six months ended June 30, 2007, as discussed below.

During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed, along with an additional $1 million, to the bank as a capital contribution. This capital contribution increased the bank’s total risk-based capital, Tier 1 risk-based capital and leveraged capital.

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of our Preferred Stock at $25.00 per share. Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We are using the net proceeds for general corporate purposes, which include, among other things, providing additional capital to support asset growth, the expansion of the bank’s branch network and to pay off the balance of $5 million on the revolving line of credit previously mentioned.

As of June 30, 2007, construction on our operations center at our corporate headquarters in Spartanburg and our Greenville market headquarters was completed and renovation of our Greer branch was underway, with construction in progress costs of approximately $141,000. We completed construction of our corporate headquarters in Spartanburg in April 2007. We anticipate remaining capital expenditures at the Greer branch to be completed within the next three months. We exercised our option to purchase the land and building at our Mount Pleasant, South Carolina branch for a purchase price of $800,000. We closed this purchase on May 4, 2007.

Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the OCC and are payable only from the undivided profits of our bank. We distributed a 3 for 2 stock split on January 18, 2006, a 6% stock dividend on May 15, 2006, and a 7% stock dividend on March 30, 2007.

Return on Average Equity and Assets

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six-month periods ended June 30, 2007 and 2006, and for the year ended December 31, 2006.

	Six Months
	Ended	Year Ended	Six Months Ended
	June 30, 2007	December 31, 2006	June 30, 2006
Return on assets	0.67%	1.05%	0.91%
Return on equity	11.92%	16.82%	14.05%
Equity to assets ratio	5.60%	6.24%	6.48%

The ratios shown above reflect both our consistent net income and the proportionally greater increase in our assets for the six months ended June 30, 2007, and June 30, 2006. Our asset growth outpaced our equity growth for the three time periods presented, leading to the steady decrease in our equity to assets ratio as well as decreased return on assets. Our return on equity decreased for the six month period ended June 30, 2007, due to our consistent net income compared to increased average equity resulting from income earned during the first six months of 2007. The return on assets and return on equity ratios for the year ended December 31, 2006, reflect the disproportionate increase in net income for the year ended December 31, 2006, compared to the six months ended June 30, 2006.

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

As of June 30, 2007, and December 31, 2006, we had issued commitments to extend credit of $111.2 million, and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  As of June 30, 2007, $34.1 million of this commitment was for wholesale mortgages with locked rates that had not yet funded. Standby letters of credit totaled $2,245,000 and $461,000, as of June 30, 2007, and December 31, 2006, respectively. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor, which are secured by available collateral under our bank’s line of credit at the FHLB.

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

As of June 30, 2007, and December 31, 2006, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $13.1 million, and $8.2 million, representing 2.36% and 1.76% of total assets, respectively. Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. While our liquidity has increased from 2006 to 2007, funding the growth of our loan production offices continues to challenge us to maximize the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits.  We plan to reduce our reliance on the higher-priced wholesale funding sources as we expand our branch network and capitalize on existing and new deposit markets throughout the state. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $51.5 million as of June 30, 2007. The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option when we determine that these are the best source of funds to meet existing requirements. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in taking advantage of funding from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral. We scrutinize each loan relying on FHLB guidelines before it is determine to qualify as collateral for an FHLB advance. We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our long-term liquidity needs.

In addition, other sources of regulatory capital may be accessed such as trust preferred securities or common stock to fund our liquidity needs. In March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed to our bank subsidiary as a capital contribution. This advance was repaid in July 2007 with a portion of the proceeds from the Preferred Stock offering (see Note 5 - Subsequent Events for more details).

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

The following table sets forth information regarding our interest rate sensitivity as of June 30, 2007, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$-	$4,134	$-	$-	$4,134
Investment securities	2,515	12,226	20,794	36,400	71,935
Loans	380,843	23,452	43,400	7,375	455,070
Total interest-earning assets	$383,358	$39,812	$64,194	$43,775	$531,139
Interest-bearing liabilities:
NOW accounts	$11,546	$-	$31,985	$-	$43,531
Money market and savings	37,162	-	47,297	-	84,459
Time deposits	59,563	157,704	65,003	-	282,270
FHLB advances	-	33,500	14,583	-	48,083
Junior subordinated debentures	-	13,403	-	-	13,403
Short-term borrowings	19,721	-	-	-	19,721
Total interest-bearing liabilities	$127,992	$204,607	$158,868	$-	$491,467

Period gap	$255,366	$(164,795)	$(94,674)	$43,775	$39,672
Cumulative gap	$255,366	$90,571	$(4,103)	$39,672

Ratio of cumulative gap to total interest-earning assets	48.08%	17.05%	-0.77%	7.47%	-

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

As of June 30, 2007, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.   Risk Factors.

None.
Item 2A.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 2B.   Use of Proceeds from Registered Securities.

Our registration statement on Form SB-2 (file no. 333-141932), which was declared effective on June 26, 2007, registered the issuance of 720,000 shares of our 7.25% Series A Noncumulative Convertible Perpetual Preferred Stock ("Preferred Stock") at $25.00 per share to be sold through an underwritten public offering.  Keefe, Bruyette & Woods, Inc. served as sole underwriter and manger for the offering.  The offering commenced on July 3, 2007 and closed on July 9, 2007 with the sale of 720,000 shares of the Preferred Stock for aggregate proceeds of $18,000,000.

We incurred $371,000 in expenses in connection with the issuance and distribution of the Preferred Stock in the offering.  All of these expenses were paid directly or indirectly to persons and entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

We received net proceeds, after payment of underwriting discounts to Keefe, Bruyette & Woods, Inc. of $1,080,000, or $1.50 per share, and other expenses of the offering of $371,000, in the amount of approximately $16,549,000.  As of August 13, 2007, we used $5,013,000 to repay our revolving line of credit with a correspondent bank and $5,130,000 to repay federal funds purchase from another correspondent bank. The remaining $6,433,000 is currently invested in federal funds sold with a correspondent bank and will be used to support our asset growth and branch network expansion.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The Class II directors were re-elected at the annual meeting, held on April 17, 2007, to a three-year term and the election results were recorded in the company’s minute book from the annual meeting of shareholders. There were 2,620,857 votes cast during the election. The votes represented 75.78% of total shares outstanding. All votes were cast for the election of the directors. No votes were withheld and no votes abstained.

The current Class I directors are mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., William A. Hudson and Norman F. Pulliam. The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Peter E. Weisman and Donald B. Wildman. The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr. The terms of the Class III directors will expire in 2007 and the terms of the Class I directors will expire at the 2009 Annual Shareholders’ Meeting.

There were no other matters voted on by the company’s chareholders at our annual meeting held on April 17, 2007.

Item 5.  Other Information.

None

Item 6.  Exhibits.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: August 14, 2007	By:	/s/ Jerry L. Calvert
Jerry L. Calvert President and Chief Executive Officer

COMPANY NAME CORPORATION

Date: August 14, 2007	By:	/s/ Kitty B. Payne
Kitty B. Payne Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.