Form 10-Q
period 2007-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2007-11-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 1, 2007, 3,695,822 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	33

	Consolidated Statements of Income - For the quarter and nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)
	For the nine months ended September 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows - For the nine months ended September 30, 2007 and 2006	6

	Notes to Unaudited Consolidated Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38-39

Item 2A.	Unregistered Sales of Equity Securities	39

Item 2B.	Use of Proceeds from Registered Securities	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40-48

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2007	December 31, 2006
Assets	(Unaudited)
Cash and due from banks	$5,959	$8,200
Interest-bearing bank balances	24	5
Securities available for sale	75,230	63,374
Mortgage loans held for sale	17,837	-
Loans, net of allowance for loan losses of $4,781 and $3,795, respectively	453,541	375,695
Premises and equipment, net	6,710	6,906
Other	14,803	11,202
Total assets	$574,104	$465,382

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$31,383	$31,321
Interest-bearing	422,395	345,380
Total deposits	$453,778	$376,701

FHLB advances	$41,887	$37,476
Federal funds purchased	14,652	7,970
Junior subordinated debentures	13,403	13,403
Accrued expenses and other liabilities	4,205	2,842
Total liabilities	$527,925	$438,392

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares
authorized, 720,000 and 0 shares issued, respectively	7	-
Common stock, par value $0.01 per share, 10,000,000 shares authorized,
3,695,822 and 3,700,439 shares issued, respectively	37	37
Additional paid-in capital	43,663	26,906
Treasury stock, 8,881 shares, at cost	(160)	-
Unearned ESOP shares	(558)	(558)
Retained earnings	3,597	1,071
Accumulated other comprehensive loss	(407)	(466)
Total shareholders’ equity	$46,179	$26,990

Total liabilities and shareholders’ equity	$574,104	$465,382

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.
See accompanying notes to unaudited consolidated financial statements

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans	$9,582	$6,940	$26,699	$18,458
Taxable securities	722	540	1,970	1,400
Nontaxable securities	165	84	455	239
Federal funds sold and other	149	58	280	267
Total interest income	10,618	7,622	29,404	20,364

Interest expense:
Deposits	5,167	3,197	13,854	8,433
FHLB advances	517	468	1,466	1,077
Junior subordinated debentures	258	257	764	620
Federal funds purchased and other	39	45	467	89
Total interest expense	5,981	3,967	16,551	10,219

Net interest income	4,637	3,655	12,853	10,145

Provision for loan losses	422	243	1,213	940

Net interest income after provision for loan losses	4,215	3,412	11,640	9,205

Noninterest income:
Mortgage banking income	590	-	1,287	-
Service charges and fees on deposit accounts	323	290	889	799
Gain on sale of securities available for sale	-	-	-	32
Other	269	181	711	567
Total noninterest income	1,182	471	2,887	1,398
Noninterest expense:
Salaries and employee benefits	2,053	1,302	5,733	3,757
Occupancy and equipment expense	503	257	1,396	749
Public relations	159	139	527	438
Data processing and ATM expense	164	153	514	436
Professional fees	159	49	453	182
Telephone and supplies	109	61	315	215
Other	404	243	1,214	675
Total noninterest expense	3,551	2,204	10,152	6,452

Income before income taxes	1,846	1,679	4,375	4,151

Provision for income taxes	567	596	1,452	1,467

Net income	$1,279	$1,083	$2,923	$2,684

Net income per common share:
Basic	$0.26	$0.30	$0.71	$0.75
Diluted	$0.24	$0.25	$0.62	$0.63
Weighted average shares outstanding:
Basic	3,695,822	3,610,632	3,696,135	3,584,073
Diluted	5,289,673	4,293,718	4,704,425	4,291,255

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the nine months ended September 30, 2007 and 2006
(in thousands except share amounts, unaudited)

									Accumulated
	Common Stock		Preferred Stock		Additional		Unearned		Other	Total
					Paid-In	Treasury	ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Stock, at cost	Shares	Earnings	Income/(Loss)	Equity
Balance, December 31, 2005	3,130,767	$31	-	$-	$18,189	$-	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options	-	-	-	-	56	-	-	-	-	56
Proceeds from exercise of employee options	139,999	1	-	-	590					591
Shares issued from 6% stock dividend	187,588	2	-	-	3,784			(3,786)		-
Cash paid in lieu of fractional shares with the 6% stock dividend			-	-	(4)					(4)
Comprehensive income:
Net income	-	-	-	-	-	-	-	2,684	-	2,684
Change in net unrealized gain/(loss) on securities available for				-
sale net of income tax of $56	-	-	-	-	-	-	-	-	109	109
Less: reclassification adjustment for gains included in net
income, net of income tax of $11	-	-	-	-	-	-	-	-	(21)	(21)
Total comprehensive income/(loss)	-	-	-	-	-	-	-	-	-	2,772
Balance, September 30, 2006	3,458,354	$34	-	$-	$22,615	$-	$(599)	$3,978	$(584)	$25,444

Balance, December 31, 2006	3,700,439	$37	-	$-	$26,906	$-	$(558)	$1,071	$(466)	$26,990
Grant of employee stock options		-	-	-	75	-	-	-	-	75
Proceeds from exercise of employee options	4,372	-	-	-	49	-	-	-	-	49
Adjustment related to 7% stock dividend	(108)		-	-	97			(97)		-
Cash paid in lieu of fractional shares with the 7% stock dividend			-	-	(7)					(7)
Shares repurchased pursuant to share repurchase program	(8,881)		-	-		(160)				(160)
Proceeds from issuance of noncumulative perpetual preferred stock, net of $1,450 offering costs			720,000	7	16,543					16,550
Cash dividends declared on preferred stock			-	-				(300)		(300)
Comprehensive income:										-
Net income		-	-	-	-	-	-	2,923	-	2,923
Change in net unrealized gain/(loss) on securities available for			-	-						-
sale, net of income tax of $31		-	-	-	-	-	-	-	59	59
Total comprehensive income/(loss)	-	-	-	-	-	-	-	-	-	2,982
Balance, September 30, 2007	3,695,822	$37	720,000	$7	$43,663	$(160)	$(558)	$3,597	$(407)	$46,179

Share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006.
See accompanying notes to consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands) (unaudited)
	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,923	$2,684
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,213	940
Provision for deferred income tax benefit	(300)	-
Depreciation	401	293
(Accretion)/amortization of securities discounts and premiums, net	(56)	36
Gain on sale of securities available for sale	-	(32)
Gain on sale of guaranteed portion of SBA loans	(196)	(128)
Loss on sale of premises and equipment	9	-
Origination of residential mortgage loans held for sale	(163,934)	(14,291)
Proceeds from sale of residential mortgage loans held for sale	146,097	14,235
Compensation expense for employee stock options granted	75	56
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(2,857)	(1,058)
Accrued expenses and other liabilities	935	380
Net cash (used in)/provided by operating activities	(15,690)	3,115

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	5,717	4,715
Proceeds from sale of securities available for sale	-	2,074
Purchases of securities available for sale	(17,427)	(19,260)
Proceeds from sale of guaranteed portion of SBA loans	3,641	2,113
Loan originations, net of principal collections	(82,429)	(90,571)
Investment in common securities of Trusts	-	(217)
Purchases of premises and equipment	(5,583)	(1,167)
Proceeds from sale of premises and equipment	5,369	-
Purchase of FHLB and other stock	(422)	(1,334)
Net cash used in investing activities	(91,134)	(103,647)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	-	7,217
Increase in FHLB advances	21,000	28,400
Repayment of FHLB advances	(16,589)	(8,939)
Net increase in short-term borrowings	6,682	-
Proceeds from issuance of preferred stock, net of offering costs	16,550	-
Shares repurchased pursuant to share repurchase program	(160)	-
Proceeds from exercise of employee stock options/director stock warrants	49	591
Cash paid in lieu of fractional shares for stock dividend	(7)	(4)
Net increase in deposits	77,077	58,786
Net cash provided by financing activities	104,602	86,051

Net decrease in cash and cash equivalents	(2,222)	(14,481)

Cash and cash equivalents, beginning of year	8,205	21,306
Cash and cash equivalents, end of period	$5,983	$6,825

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
September 30, 2007

Note 1 - Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which we refer to herein as the “bank.” As of September 30, 2007, our bank maintained its corporate headquarters and three full-service branches in Spartanburg, South Carolina, four additional full-service branches and three loan production offices in select markets across the state of South Carolina.

Our primary activities are conducted through the bank. As of September 30, 2007, our consolidated total assets were $574.1 million, our consolidated total loans (including mortgage loans held for sale) were $476.2 million, our consolidated total deposits were $453.8 million, and our total shareholders’ equity was approximately $46.2 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. Our net income also is affected by our noninterest income, derived principally from mortgage banking income from our bank’s wholesale mortgage division and secondarily from service charges and fees, as well as the level of noninterest expenses such as salaries and employee benefits.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities, and the levels of personal income and savings in our market areas. We primarily utilize common equity to support our growth and expansion and maintain required regulatory capital levels.

We priced for sale 720,000 shares of our 7.25% Series A Noncumulative Perpetual Preferred Stock on July 3, 2007, at $25.00 per share through an underwritten public offering, as further discussed in “Note 5 - Preferred Stock Offering.” Our net proceeds after payment of underwriting discounts and other costs of the offering were approximately $16.5 million. We have used the net proceeds from the offering for general corporate purposes, which include, among other things, providing additional capital to the bank to support asset growth and the expansion of the bank’s branch network, to repay a line of credit and to fund loan growth. The offering closed on July 9, 2007. A registration statement relating to these securities was filed with, and declared effective by the Securities and Exchange Commission (“SEC”) as of June 26, 2007.

Subject to certain limitations, the net proceeds received in the Preferred Stock offering qualifies as Tier 1 capital for capital adequacy calculations (see “Capital Resources” in the MD&A section for further discussion of capital). This injection of capital positions the bank for the future growth through the expansion of its branch network. The Preferred Stock features a conversion option at any time into shares of our common stock at an initial conversion price of $17.50 per share of common stock, subject to adjustment. This conversion price is also subject to anti-dilution adjustments upon the occurrence of certain events. The number of shares of common stock issuable upon conversion of each share of Preferred Stock will be equal to $25.00 divided by the conversion price then in effect. The Preferred Stock is redeemable at our option at any time, in whole or in part, on and after the third anniversary of the issue date, at $26.50 per share, plus declared and unpaid dividends, if any, with the redemption price declining in equal increments on a quarterly basis to $25.00 per share on or after the fifth anniversary of the issue date. The Preferred Stock is also redeemable by us at the redemption price of $25.00 per share if the last reported sale price of our common stock has equaled or exceeded 140% of the Preferred Stock conversion price for at least 20 consecutive trading days.

We also utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of September 30, 2007, we had formed three statutory trust subsidiaries for the purpose of raising regulatory capital via this avenue, which are not included in our consolidated financial statements pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.

As part of our strategic plan for growth and expansion, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of stock in Carolina National Corporation (“Carolina National”) on August 26, 2007. (See Note 6) Under the terms of the Merger Agreement, Carolina National will merge with and into us (the “Merger”), with First National Bancshares, Inc. being the surviving bank holding company after the Merger. Through the Merger, Carolina National’s wholly owned subsidiary bank, Carolina National Bank & Trust Company, a national banking association, will become a subsidiary of First National Bancshares, Inc. and subsequently be merged with and into the bank.

On November 7, 2007, First National filed with the SEC a definitive joint proxy statement/prospectus on a Form S-4 registration statement (the “Registration Statement”) to register the number of shares of First National common stock that may be issuable to Carolina National upon consummation of the Merger. The Registration Statement contains the proxy statement that First National and Carolina National delivered to their respective stockholders on or about November 9, 2007 in connection with the special shareholder meetings at which the Merger Agreement will be submitted for approval. These upcoming meetings are scheduled for December 11, 2007, in Columbia, South Carolina for Carolina National shareholders and December 13, 2007, in Spartanburg, South Carolina for First National shareholders. We have filed the appropriate regulatory applications for approval of the Merger, published notices of these applications and are in the comment periods required for each regulatory agency. We have begun to devote substantial resources to integrate the Carolina National branch network into the bank’s branch network and expect to complete the Merger during the first quarter of 2008, subject to receipt of the required regulatory approvals. As of September 30, 2007, we had accrued $68,000 of the estimated $2.4 million net after-tax in projected expenses to complete the Merger.

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

In October 2005, we successfully converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area. In January 2006, we expanded into our state’s capital with the opening of our loan production office in Columbia. In February 2006, we opened our loan production office on Daniel Island to expand our presence in the Charleston area. We announced our expansion into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007.

In June 2007, we relocated our fifth full-service branch, our first in the Greenville market, along with our Greenville market headquarters to a newly-constructed facility on Pelham Road after operating this branch in a temporary location since October 2006. We continued our expansion into the Greenville market and have opened a full-service branch in an existing facility, located in Greer, South Carolina. We opened this facility on August 31, 2007.

We continued our expansion in the Charleston area with the opening of our second full-service branch and our Charleston market headquarters at 140 East Bay Street in downtown Charleston in a leased facility in April 2007.

We have signed a contract to purchase a 1.4 acre outparcel of land for $1.4 million in the affluent Tega Cay community in Fort Mill, South Carolina, a suburb of Charlotte, North Carolina, and have applied with the Office of the Comptroller of the Currency (the “OCC”) to open a full-service branch at this location. Assuming our application is approved, we anticipate construction of a full-service branch and our market headquarters for this area to begin in early 2008.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs through our small business lending division, First National Business Capital, which we organized in March 2003. The SBA division operates from the market headquarters in Greenville and makes loans to customers located throughout the Carolinas and Georgia.

In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of thirteen individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. The wholesale mortgage division continues to serve its existing base of other community banks and mortgage brokers.

Basis of Presentation

The accompanying consolidated financial statements include all of our accounts and the accounts of the bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of September 30, 2007, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006, have been included.

Operating results for the nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 20, 2007. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

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

Cash and Cash Equivalents

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-bearing bank balances.” Cash paid for interest during the nine months ended September 30, 2007 and 2006, totaled $16.3 million and $10.0 million, respectively. Cash paid for income taxes during the nine months ended September 30, 2007 and 2006, totaled $958,000 and $2.0 million, respectively.

Non-cash investing activities for the nine months ended September 30, 2007 and 2006, included $59,000 and $109,000 of unrealized gains on available for sale securities, net of income tax, respectively. Non-cash investing activities also include loans transferred to other real estate owned. For the nine months ended September 30, 2007, we transferred $1.9 million to other real estate owned from loans, net of write downs on these properties to our allowance for loan losses of $44,000.

Note 2 - Net Income per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for net income per common share for the three-month and nine-month periods ended September 30, 2007 and 2006 (dollars in thousands).

	Three Months Ended September 30,
	2007		2006
	BASIC	DILUTED	BASIC	DILUTED

Net income as reported	$1,279	$1,280	$1,083	$1,083
Preferred stock dividend declared	(300)	-	-	-
Net income available to common shareholders	$979	$1,280	$1,083	$1,083
Weighted average shares outstanding	3,695,822	3,695,822	3,610,632	3,610,632
Effect of dilutive securities:
Stock options & warrants	-	665,709	-	683,086
Noncumulative convertible perpetual preferred stock	-	928,142	-	-
Weighted average shares outstanding	3,695,822	5,289,673	3,610,632	4,293,718
Net income per common share	$0.26	$0.24	$0.30	$0.25

	Nine Months Ended September 30,
	2007		2006
	BASIC	DILUTED	BASIC	DILUTED

Net income as reported	$2,923	$2,923	$2,684	$2,684
Preferred stock dividend declared	(300)	-	-	-
Net income available to common shareholders	$2,623	$2,923	$2,684	$2,684
Weighted average shares outstanding	3,696,135	3,696,135	3,584,073	3,584,073
Effect of dilutive securities:
Stock options & warrants	-	695,510	-	707,182
Noncumulative convertible perpetual preferred stock	-	312,780	-	-
Weighted average shares outstanding	3,696,135	4,704,425	3,584,073	4,291,255
Net income per common share amount	$0.71	$0.62	$0.75	$0.63

In order to arrive at basic net income available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period. This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obfuscated by its inclusion in retained earnings. Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the conversion of our convertible perpetual preferred stock. The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share. The average diluted shares have been computed utilizing the “treasury stock” method and reflect the 3-for-2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 15, 2006, and the 7% stock dividend distributed on March 30, 2007. The weighted average shares outstanding exclude 8,881 common shares of treasury stock purchased through our share repurchase program during the nine months ended September 30, 2007.

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

The weighted average fair value per share of options granted in the nine-month periods ended September 30, 2007, and 2006, amounted to $6.55 and $8.45, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: expected volatility of 20.71% and 31.89% for the nine months ended September 30, 2007 and 2006, respectively; interest rate of 5.25% for both the nine months ended September 30, 2007 and 2006, and expected lives of the options of seven years in all periods presented. There were no cash dividends to shareholders of common stock in any periods presented. A 6% stock dividend was distributed on May 16, 2006, and a 7% stock dividend was distributed on March 30, 2007. The weighted average fair value amounts reflect these dividends, as well as the 3-for-2 stock splits distributed on January 18, 2006, and March 1, 2004.

Note 4 - Sale/Leaseback transaction

In February 2007, the bank entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by the bank. The sales price for the properties was $5,450,000. In connection with the sale, we agreed to lease back the real properties from the related party entity for an initial term of twenty-five years with one five-year option to renew at the option of the bank. The terms of the lease portion of the agreement call for monthly rental payments of $38,604 during the initial term.

The related party entity, First National Holdings, LLC, is a limited liability company owned by nine investors who also serve as directors of our company and our bank. Our board members, who are members of this limited liability company or who control entities that are members of this limited liability company, are Gaines W. Hammond, Jr., M.D., Benjamin R. Hines, C. Dan Adams, Norman F. Pulliam, Mellnee Buchheit, Coleman L. Young, Jr., Peter E. Weisman, Donald B. Wildman (as managing member) and W. Russel Floyd, Jr. Each investor/director has a one-ninth interest in the limited liability company. The transaction was approved by the board of directors of our bank subsidiary and complies with the NASDAQ Global Market listing standards, applicable SEC Rules, and our own internal policies and procedures.

As part of our strategy to minimize our nonearning assets, we may exercise future sale/leaseback transaction for the remaining properties owned by our bank. As part of our growth and expansion strategy, we may contract to acquire additional sites in the future to further expand our branch network and support infrastructure growth. We analyze each transaction to determine whether owning or leasing the real property is the most efficient method of ownership of these properties and may contract to sell and lease back future acquired sites.

Note 5 - Noncumulative Convertible Perpetual Preferred Stock Offering

On July 3, 2007, we priced for sale 720,000 shares of our 7.25% Series A Noncumulative Perpetual Preferred Stock (the “Preferred Stock”), at $25.00 per share through an underwritten public offering. Keefe, Bruyette & Woods, Inc. served as sole underwriter and manager for the offering.

Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We used the net proceeds from the offering for general corporate purposes, which include, among other things, providing additional capital to the bank to support asset growth and the expansion of the bank’s branch network, to repay a line of credit and to fund loan growth. The offering closed on July 9, 2007. A registration statement relating to these securities was filed with, and declared effective by the SEC as of June 26, 2007.

Note 6 - Proposed Merger with Carolina National Corporation

On August 26, 2007, we entered into a definitive agreement to merge with Carolina National Corporation ("Carolina National"). Under the terms of the definitive agreement, Carolina National's shareholders may elect to receive either 1.4678 shares of our common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consists of 70% stock and 30% cash. Based on the closing price of $14.75 for our common stock on August 24, 2007, and including the value of Carolina National's outstanding options and warrants, the transaction has an aggregate value of $59.3 million. Once the Merger closes, total assets are estimated to be $791 million and total liabilities are estimated to be $722 million, with estimated intangible assets of $31 million.

In connection with the proposed merger, we filed a definitive joint proxy statement/prospectus on a Form S-4 registration statement with the SEC on November 7, 2007, which became effective November 8, 2007.

Note 7 - Subsequent Event - Sale/Leaseback transaction

On October 10, 2007, we entered into a transaction with a related party entity to sell, purchase and lease real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC, 3401 Pelham Road, Greenville, SC and 713 W. Wade Hampton Boulevard, Greer, SC (the “Properties”) for a price of $3.6 million. The real property located at 3401 Pelham Road, Greenville, SC consists of our Greenville County market headquarters and a full-service branch. The real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC and 713 W. Wade Hampton Boulevard, Greer, SC are full-service branches. In connection with the sale/leaseback, we agreed to lease back the Properties from the Purchaser for an initial term of twenty-five years with one five-year option to renew at our option. The rental payments for the properties equal $24,375 per month during the initial term.

The related party entity, First National Holdings II, LLC, is a limited liability corporation owned by eight investors who also serve as our non-management directors. These board members, who are members of this limited liability corporation or who control entities that are members of this limited liability corporation, are as follows: C. Dan Adams, Norman F. Pulliam, Donald B. Wildman (as managing member), Mellnee Buchheit, Coleman L. Young, Jr., Peter E. Weisman, William A. Hudson and Benjamin R. Hines. Each investor/director has a one/eighth interest in the limited liability corporation. The transaction was approved by the board of directors of our bank subsidiary and complies with the NASDAQ Global Market listing standards, applicable SEC Rules, and our own internal policies and procedures. We plan to continue to conduct our normal banking operations out of the real properties without interruption.

As part of our strategy to minimize our nonearning assets, we may exercise future sale/leaseback transaction for the remaining properties owned by our bank. As part of our growth and expansion strategy, we may contract to acquire additional sites in the future to further expand our branch network and support infrastructure growth. We analyze each transaction to determine whether owning or leasing the real property is the most efficient method of ownership of these properties and may contract to sell and lease back future acquired sites.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes included in this quarterly report on Form 10-Q for the three- and nine-month periods ended September 30, 2007. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report.

All per share data reflect the 3-for-2 common stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Forward-Looking Statements

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” potential,” “believe,” “continue,” “contemplate,” “seek,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, under the heading “Risk Factors” in our registration statement on Form S-1, declared effective June 26, 2007, under the heading “Risk Factors” in our registration statement on Form S-4, declared effective November 8, 2007, under Item 1A of Part II of this report, and the following:

•    significant increases in competitive pressure in the banking and financial services industries;

•    changes in the interest rate environment which could reduce anticipated or actual margins;

•    changes in political conditions or the legislative or regulatory environment;

•    general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•    changes occurring in business conditions and inflation;

•    construction delays and cost overruns related to the expansion of our branch network;

•    changes in technology;

•    changes in deposit flows;

•    changes in monetary and tax policies;

•    adequacy of the level of our allowance for loan losses;

•    the rate of delinquencies and amounts of charge-offs;

•    the rates of loan growth and the lack of seasoning of our loan portfolio;

•    changes in accounting principles, policies or guidelines;

•    our ability to maintain effective internal control over financial reporting;

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

In October 2005, we successfully converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area. In January 2006, we expanded into our state’s capital with the opening of our loan production office in Columbia. In February 2006, we opened our loan production office on Daniel Island to expand our presence in the Charleston area. We announced our expansion into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007.

In June 2007, we relocated our fifth full-service branch, our first in the Greenville market, along with our Greenville market headquarters to a newly-constructed facility on Pelham Road after operating this branch in a temporary location since October 2006. We continued our expansion into the Greenville market and have opened a full-service branch in an existing facility, located in Greer, South Carolina. We opened this facility on August 31, 2007.

We continued our expansion in the Charleston area with the opening of our second full-service branch and our Charleston market headquarters at 140 East Bay Street in downtown Charleston in a leased facility in April 2007.

We have signed a contract to purchase a 1.4 acre outparcel of land for $1.4 million in the affluent Tega Cay community in Fort Mill, South Carolina, a suburb of Charlotte, North Carolina, and have applied with the Office of the Comptroller of the Currency (the “OCC”) to open a full-service branch at this location. Assuming our application is approved, we anticipate construction of a full-service branch and our market headquarters for this area to begin in early 2008.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs through our small business lending division, First National Business Capital, which we organized in March 2003. The SBA division operates from the market headquarters in Greenville and makes loans to customers located throughout the Carolinas and Georgia.

In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of thirteen individuals. It offers a wide variety of conforming and non-conforming programs with fixed and variable rate options, as well as FHA/VA and construction/permanent products to its customers who are located primarily in South Carolina. The wholesale mortgage division continues to serve its existing base of other community banks and mortgage brokers.

As part of our strategic plan for growth and expansion, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding chares of stock in Carolina National Corporation (“Carolina National”) on August 26, 2007. (See Note 6) Under the terms of the Merger Agreement, Carolina National will merge with and into us (the “Merger”), with First National Bancshares, Inc. being the surviving bank holding company after the Merger. Through the Merger, Carolina National’s wholly owned subsidiary bank, Carolina National Bank & Trust Company, a national banking association, will become a subsidiary of First National Bancshares, Inc. and subsequently be merged with and into the bank.

On November 7, 2007, First National filed with the SEC a definitive joint proxy statement/prospectus on a Form S-4 registration statement (the “Registration Statement”) to register the number of shares of First National common stock that may be issuable to Carolina National upon consummation of the Merger. The Registration Statement contains the proxy statement that First National and Carolina National delivered to their respective stockholders on or about November 9, 2007 in connection with the special shareholder meetings at which the Merger Agreement will be submitted for approval. These upcoming meetings are scheduled for December 11, 2007, in Columbia, South Carolina for Carolina National shareholders and December 13, 2007, in Spartanburg, South Carolina for First National shareholders. We have filed the appropriate regulatory applications for approval of the Merger, published notices of these applications and are in the comment periods required for each regulatory agency. We have begun to devote substantial resources to integrate the Carolina National branch network into the bank’s branch network and expect to complete the Merger during the first quarter of 2008, subject to receipt of the required regulatory approvals. As of September 30, 2007, we had accrued $68,000 of the estimated $2.4 million net after-tax in projected expenses to complete the Merger.

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

Results of Operations

Income Statement Review

Summary

Three months ended September 30, 2007 and 2006

Our net income was $1.3 million, or $0.24 per diluted share, for the quarter ended September 30, 2007, as compared with $1.1 million, or $0.25 per diluted share, for the quarter ended September 30, 2006. The $200,000 increase in our net income was primarily due to an increase in our net interest income of $982,000, or 26.9%. The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans. In our deposit portfolio, the increase in the cost of funds resulted from an increase of $1,304,000 due to volume increases and increases of $666,000 due to rate increases.

Increased net interest income was offset by an increase of 61.1%, or $1.3 million, in noninterest expense. Each of the underlying components of noninterest expense increased during the second quarter of 2007 as a result of the various costs associated with our growth, including the addition of our wholesale mortgage division in January 2007. In addition, noninterest income for the three months ended September 30, 2007, increased by $711,000, or 151.0%, over the same period in 2006, primarily due to fees and premiums generated from the wholesale mortgage division which began operating in January 2007.

Our return on average assets was 0.91% for the quarter ended September 30, 2007, which represents a decrease when compared to the return on average assets of 1.09% for the same period in 2006. This decline is the direct result of the decrease in the net interest margin from 3.78% for the three months ended September 30, 2006, to 3.39% for the three months ended September 30, 2007. The impact of the decrease in the net interest margin was partially offset by increased loan volume during the quarter. Increases in loan volume contributed approximately $2.5 million to the $982,000 increase in our net interest income, comparing the three months ended September 30, 2007, to the three months ended September 30, 2006, while loan rates decreased overall. As noted in the Changes in Net Interest Income table under Net Interest Income, below, deposit growth contributed approximately $1.3 million in costs, while deposit rates contributed approximately $666,000.

Our return on average equity decreased from 17.78% for the quarter ended September 30, 2006, to 10.85% for the quarter ended September 30, 2007, primarily due to the comparative increase in average equity due to the $16.5 million in net proceeds received from the issuance of 720,000 shares of noncumulative convertible perpetual preferred stock in July 2007.

Our efficiency ratio increased by 14.2% from 53.44% for the three months ended September 30, 2006, to 61.01% for the three months ended September 30, 2007. This increase is due to noninterest expense increasing by $1.3 million, or 61.1%, over the same period last year while net interest income and noninterest income experienced a relatively smaller percentage increase of 41.1%. The relatively larger increase in noninterest expense has occurred primarily due to additional expenses that have been incurred as a result of continued expansion through branching and loan production offices, as well as the corresponding increase in supporting infrastructure. During 2007, we opened three full-service branches, two of which were larger market headquarters, and completed the expansion of our corporate headquarters to include our operations center. We also opened a loan production office in the first quarter of 2007 and our wholesale mortgage division, which was formed on January 29, 2007. The three months ended September 30, 2007 also included an expense for additional FDIC insurance premiums, which were reinstituted beginning in the second quarter of 2007 retroactive to January 1, 2007.

Nine months ended September 30, 2007 and 2006

Net income was $2.9 million, or $0.62 per diluted share, for the nine-month period ended September 30, 2007, as compared to $2.7 million, or $0.63 per diluted share for the nine-month period ended September 30, 2006. The increase in net income is primarily due to net interest income, which grew 26.7% to $12.9 million for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans. In our deposit portfolio, the cost of funds was driven by increased rates, which outweighed the increase in volume for the nine months ended September 30, 2007, versus September 30, 2006.

Increased net interest income was partially offset by an increase of 57.4%, or $3.7 million, in noninterest expense. Each of the underlying components of noninterest expense increased during the first nine months of 2007 as a result of the various costs associated with our growth, including the addition of our wholesale mortgage division in January 2007. In addition, noninterest income for the nine months ended September 30, 2007, increased by $1.5 million, or 106.5%, over the same period in 2006, primarily due to fees and premiums generated from the wholesale mortgage division which began operating in January 2007.

Our return on average assets was 0.75% for the nine-month period ended September 30, 2007, which represents a decrease when compared to the return on average assets of 0.97% for the same period in 2006. This decline is the direct result of the decrease in the net interest margin from 3.79% for the nine months ended September 30, 2006, to 3.42% for the nine months ended September 30, 2007. The impact of the decrease in the net interest margin was partially offset by loan volume during the period. Loan volume contributed approximately $7.2 million to the $2.7 million increase in our net interest income, comparing the nine months ended September 30, 2007, to September 30, 2006, while increased loan rates on our existing portfolio generated only $563,000. As noted in the Changes in Net Interest Income table under Net Interest Income, below, deposit growth contributed $3.1 million in expense, while deposit rates were responsible for $2.3 million.

Our return on average equity decreased from 15.35% for the nine months ended September 30, 2006, to 11.44% for the nine months ended September 30, 2007, due the increase in average equity since the third quarter of 2006. Average equity for 2007 outweighed average equity for 2006 due to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007, as well as the income earned during the first nine months of 2007.

Our efficiency ratio increased by 15.4% from 55.90% for the nine months ended September 30, 2006, to 64.50% for the nine months ended September 30, 2007. This increase is primarily due to noninterest expense increasing by $3.7 million, or 57.4%, over the same period last year, while net interest income and noninterest income experienced a relatively smaller increase of 36.4%. This result has occurred primarily due to additional expenses that have been incurred as a result of continued expansion through opening three full-service branches, our corporate operations center and a loan production office during 2007, as well as the corresponding increase in supporting infrastructure. In addition, we began to incur fixed general and administrative expenses during the nine months ended September 30, 2007, related to our wholesale mortgage division formed on January 29, 2007.

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

Three months ended September 30, 2007 and 2006

Our net interest income increased $982,000, or 26.9%, to $4.6 million for the quarter ended September 30, 2007, from $3.7 million for the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase of our average earning assets of 41.4% which was partially offset by a decrease in our net interest margin of 39 basis points from 3.78% to 3.39% for the third quarter of 2006 and 2007, respectively. The decrease in the net interest margin is primarily attributable to the high cost of deposits due to the increases in the prime rate that occurred throughout 2006. The growth in net interest income resulted from an increase of $3.0 million in interest income to $10.6 million for the quarter ended September 30, 2007, from $7.6 million for the same period in 2006, partially offset by an increase of $2.0 million in interest expense for the quarter ended September 30, 2007, from the same period in 2006.

During the quarter ended September 30, 2007, our average loan portfolio, excluding wholesale mortgage loans held for sale, increased 37.0%, or $120.6 million, over the same period in 2006. Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. As of September 30, 2007, excluding mortgage loans held for sale, loans represented 79.8% of total assets while investments and federal funds sold represented 13.1% of total assets.

The following table sets forth, for the quarters ended September 30, 2007 and 2006, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans.  Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*
Loans, excluding held for sale	$446,218	9,371	8.33%	$325,639	$6,940	8.46%
Mortgage loans held for sale	12,577	211	6.66%	-	-	-
Investment securities	73,825	887	4.77%	54,549	624	4.54%
Federal funds sold and other	10,180	149	5.81%	3,824	58	6.02%
Total interest-earning assets	$542,800	$10,618	7.76%	$384,012	$7,622	7.87%

Time deposits	$288,211	$3,743	5.15%	$206,741	$2,420	4.64%
Savings & money market	78,685	936	4.72%	57,756	607	4.17%
NOW accounts	50,548	488	3.83%	28,601	170	2.36%
FHLB advances	43,204	517	4.75%	37,645	468	4.93%
Junior subordinated debentures	13,403	258	7.64%	13,403	257	7.61%
Federal funds purchased and short-term borrowings	2,727	39	5.67%	2,999	45	5.95%
Total interest-bearing liabilities	$476,778	$5,981	4.98%	$347,145	$3,967	4.53%
Net interest spread			2.78%			3.34%
Net interest income/ margin		$4,637	3.39%		$3,655	3.78%
Non-interest-bearing demand deposits	$33,345			$23,542

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.78% for the quarter ended September 30, 2007, compared to 3.34% for the quarter ended September 30, 2006. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.39% for the quarter ended September 30, 2007, as compared to 3.78% for the quarter ended September 30, 2006.

During the quarter ended September 30, 2007, earning assets averaged $542.8 million, compared to $384.0 million for the same period in 2006. Average interest earning assets exceeded average interest bearing liabilities by $66.0 million and $36.9 million for the quarters ended September 30, 2007 and 2006, respectively. While our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2007 period resulted from the deliberate growth of our loan portfolio, growth in quarterly averages only outpaced average deposit growth by approximately $9 million for the respective quarters ended September 30, 2007 and 2006.

The decrease in our net interest spread and our net interest margin from the quarter ended September 30, 2006, to the quarter ended September 30, 2007, was principally due to our historical reliance on relatively higher priced brokered deposits to support the growth in loan volume. The primarily variable rate loan portfolio decreased slightly from 84.8% to 84.5% as a percentage of our average earning assets from 2006 to 2007, while higher priced time deposits increased as a percentage of our average earning liabilities from 59.6% to 60.4% on average from 2006 to 2007. We expect to see growth in our core deposits in the foreseeable future from the addition of our new full-service branch in downtown Charleston, opened in April 2007, the recently opened full-service branch in Greer, South Carolina, and the permanent, relocated Greenville branch and market headquarters, which should allow us to reduce our reliance on higher cost wholesale funding and time deposits. As of September 30, 2007, we utilized wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $82 million in time deposits.

Nine months ended September 30, 2007 and 2006

Our net interest income increased $2.7 million, or 26.7%, to $12.9 million for the nine months ended September 30, 2007, from $10.1 million for the same period in 2006. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase of our average earning assets of 40.8% which was partially offset by a decrease in our net interest margin of 38 basis points from 3.80% to 3.42% for the nine-month period ended September 30, 2006 and 2007, respectively. The decrease in the net interest margin is primarily attributable to the repricing of time deposits at proportionately higher rates due to the increases in the prime rate that have occurred since these deposits were originated. The growth in net interest income resulted from an increase of $9.0 million in interest income to $29.4 million for the nine months ended September 30, 2007, from $20.4 million for the same period in 2006, partially offset by an increase of $6.3 million in interest expense for the nine months ended September 30, 2007, from the same period in 2006.

During the nine months ended September 30, 2007, our average loan portfolio, excluding wholesale mortgage loans held for sale, increased 39.3% or $117.9 million, over the same period in 2006. Our decision to grow the loan portfolio at the current pace has resulted in a significant portion of our assets being in higher earning loans than in lower yielding investments. As of September 30, 2007, loans, excluding mortgage loans held for sale, represented 83.2% of total interest-earning assets while investments and federal funds sold represented 15.0% of total interest-earning assets.

The following table sets forth, for the nine months ended September 30, 2007 and 2006, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans.  Interest income previously recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Income/ Expense	Yield/ Rate*	Average Balance	Income/ Expense	Yield/ Rate*
Loans, excluding held for sale	$417,729	$26,276	8.41%	$299,870	$18,458	8.23%
Mortgage loans held for sale	9,011	423	6.28%	-	-	-
Investment securities	68,734	2,425	4.72%	49,683	1,640	4.41%
Federal funds sold and other	6,431	280	5.82%	7,015	266	5.07%
Total interest-earning assets	$501,905	$29,404	7.83%	$356,568	$20,364	7.64%

Time deposits	$266,044	$10,160	5.11%	$193,188	$6,348	4.39%
Savings & money market	73,714	2,565	4.65%	57,372	1,670	3.89%
NOW accounts	43,997	1,129	3.43%	26,620	414	2.08%
FHLB advances	40,679	1,466	4.82%	31,382	1,078	4.59%
Junior subordinated debentures	13,403	764	7.62%	11,050	620	7.50%
Federal funds purchased and short-term borrowings	10,613	467	5.88%	2,185	89	5.45%
Total interest-bearing liabilities	$448,450	$16,551	4.93%	$321,797	$10,219	4.25%
Net interest spread			2.90%			3.39%
Net interest income/ margin		$12,853	3.42%		$10,145	3.79%
Non-interest-bearing demand deposits	$31,682			$21,478

*Annualized for the nine-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.90% for the nine months ended September 30, 2007, compared to 3.39% for the nine months ended September 30, 2006. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 3.42% for the quarter ended September 30, 2007, as compared to 3.79% for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, earning assets averaged $501.9 million, compared to $356.6 million for the same period in 2006. Average interest earning assets exceeded average interest bearing liabilities by $53.5 million and $34.8 million for the nine months ended September 30, 2007 and 2006, respectively. Our higher level of average interest-earning assets compared to interest-bearing liabilities in the 2007 period resulted from the deliberate growth of our loan portfolio, whose growth in nine-month averages outpaced average deposit growth by more than $20 million for the respective nine months ended September 30, 2007 and 2006.

The decrease in our net interest spread and our net interest margin from the nine months ended September 30, 2006, to the nine months ended September 30, 2007, was principally due a greater increase in the cost of funding via interest-bearing liabilities, compared to the increase in yield on interest-earning assets. The primarily variable rate loan portfolio decreased slightly from 84.1% to 83.2% as a percentage of our average earning assets from 2006 to 2007. Higher priced time deposits decreased from 60.0% in 2006 to 59.3% in 2007.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Three Months Ended
	September 30, 2007 vs. 2006			September 30, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$96	(5)	$91	$(124)	24	$(100)
Investment securities	221	42	263	156	90	246
Mortgage loans held for sale	211	-	211	-	-	-
Loans(1)	2,570	(139)	2,431	1,695	1,094	2,789
Total interest-earning assets	$3,098	(102)	$2,996	$1,727	1,208	$2,935

Interest-Bearing Liabilities
Deposits	$1,304	666	$1,970	$575	768	$1,343
FHLB advances	69	(20)	49	64	145	209
Junior subordinated debentures	-	1	1	108	56	164
Federal funds purchased	(4)	(2)	(6)	-	45	45
Total interest-bearing liabilities	$1,369	645	$2,014	$747	1,014	$1,761
Net interest income	$1,729	$(747)	$982	$980	$194	$1,174

(1)     Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

	Nine Months Ended
	September 30, 2007 vs. 2006			September 30, 2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$(22)	36	$14	$(40)	92	$52
Investment securities	629	156	785	343	172	515
Mortgage loans held for sale	423	-	423	-	-	-
Loans(1)	7,255	563	7,818	4,333	3,272	7,605
Total interest-earning assets	$8,285	755	$9,040	$4,636	3,536	$8,172

Interest-Bearing Liabilities
Deposits	$3,140	2,282	$5,422	$1,706	2,304	$4,010
FHLB advances	319	69	388	91	336	427
Junior subordinated debentures	132	12	144	11	37	48
Federal funds purchased	343	35	378	210	143	353
Total interest-bearing liabilities	$3,934	$2,398	$6,332	$2,018	2,820	$4,838
Net interest income	$4,351	$(1,643)	$2,708	$2,618	$716	$3,334

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

Our provision for loan losses was $422,000 for the three months ended September 30, 2007, and $243,000 for the same period in 2006. Our provision for loan losses was $1.2 million for the nine months ended September 30, 2007, and $940,000 for the same period in 2006. The increase in the provision for loan losses is primarily due to an increase in net chargeoffs over 2006. The percentage of allowance for loan losses was recorded at 1.04% of gross loans outstanding as of September 30, 2007, as compared to 1.05% at September 30, 2006. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

Noninterest Income

Three months ended September 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest income for the three months ended September 30, 2007 and 2006 (dollars in thousands).

	For the Three Months Ended September
	2007	2006
Mortgage banking income	$590	$-
Service charges and fees on deposit accounts	323	290
Gain on sale of securities available for sale	-	-
Other	269	181
Total noninterest income	$1,182	$471

Noninterest income for the three months ended September 30, 2007, was $1.2 million, a net increase of 151.0% as compared to noninterest income of $471,000 during the same period in 2006. This increase is primarily due to income earned from fees and premiums from the wholesale mortgage division, which was formed on January 29, 2007, and generated fee income of $590,000 during the quarter ended September 30, 2007. This fee income represented 83.0% of the total noninterest income increase of $711,000. In addition, service charges and fees on deposit accounts increased by $33,000, or 11.4%, from 2006 to 2007, resulting from the growth in the number of deposit accounts.

Nine months ended September 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest income for the nine months ended September 30, 2007 and 2006 (dollars in thousands).

	For the Nine Months Ended September 30,
	2007	2006
Mortgage banking income	1,287	-
Service charges and fees on deposit accounts	$889	$799
Gain on sale of securities available for sale	-	32
Other	711	567
Total noninterest income	$2,887	$1,398

Noninterest income for the nine months ended September 30, 2007, was $2.9 million, a net increase of 106.5% as compared to noninterest income of $1.4 million during the same period in 2006. This increase is primarily due to income earned from fees and premiums from the wholesale mortgage division, which was formed on January 29, 2007, and generated fee income of $1.3 million during the nine months ended September 30, 2007. In addition, service charges and fees on deposit accounts increased by $90,000, or 11.3%, from 2006 to 2007, resulting from the growth in the number of deposit accounts.

Noninterest Expenses

Three months ended September 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest expenses for the three months ended September 30, 2007 and 2006 (dollars in thousands).

	For the Three Months Ended September 30,
	2007	2006
Salaries and employee benefits	$2,053	$1,302
Occupancy and equipment expense	503	257
Public relations	159	139
Data processing and ATM expense	164	153
Professional fees	159	49
Telephone and supplies	109	61
Other	404	243
Total noninterest expense	$3,551	$2,204

Noninterest expense was $3.6 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. The majority of the increase of 63.6% from 2006 to 2007 reflects the increase in the costs of salaries and other variable expenses to support our growth.

The most significant item included in noninterest expense is salaries and employee benefits, which totaled $2.1 million for the three months ended September 30, 2007, as compared to $1.3 million for the same period in 2006, an increase of 57.7%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville and Greer full-service branches and the Rock Hill loan production office and on the wholesale mortgage division, all new cost centers since the period ended September 30, 2006.

Occupancy and equipment expenses were $503,000 and $257,000 for the three months ended September 30, 2007 and 2006, respectively. This increase of 95.7% reflects expenses for a full quarter of expenses for the Rock Hill loan production office opened in February 2007, the operations headquarters in Spartanburg, and the market headquarters in Greenville. In addition, the addition of the Greer branch in the summer of 2007 contributed additional costs for the three months ended September 30, 2007.

Public relations expense increased by $20,000, or 14.4%, to $159,000 for the three months ended September 30, 2007, as compared to $139,000 for the same period in 2006, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston, Columbia, Greenville and Rock Hill markets.

Data processing and ATM expense were $164,000 and $153,000 for the three months ended September 30, 2007 and 2006, respectively. A majority of the 7.2% increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We contract with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Professional fees increased by $110,000, or 224.5%, to $159,000 for the three months ended September 30, 2007. The increase reflects costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002. We have hired an outside consultant to assist us in this process. In addition, the three months ended September 30, 2007, reflect increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer. Our bank’s expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the three months ended September 30, 2007.

Included in the line item “other,” which increased $161,000, or 66.3%, for the three months ended September 30, 2007, as compared to the same period in 2006, are charges for insurance premiums, fees paid to our board of directors and our advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses.  In addition, the three months ended September 30, 2007 also included an additional expense for FDIC insurance premiums, which were recently reinstituted retroactive to January 1, 2007, of $39,000.

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

Nine months ended September 30, 2007 and 2006

The following table sets forth information related to the various components of our noninterest expenses for the nine months ended September 30, 2007 and 2006 (dollars in thousands).

	For the Nine Months Ended September 30,
	2007	2006
Salaries and employee benefits	$5,733	$3,757
Occupancy and equipment expense	1,396	749
Public relations	527	438
Data processing and ATM expense	514	436
Professional fees	453	182
Telephone and supplies	315	215
Other	1,214	675
Total noninterest expense	$10,152	$6,452

Noninterest expense was $10.2 million and $6.4 million for the nine months ended September 30, 2007 and 2006, respectively. The majority of the increase of 59.4% from 2006 to 2007 reflects the increase in the costs of salaries and other variable expenses to support our growth.

The most significant item included in noninterest expense is salaries and employee benefits, which totaled $5.7 million for the nine months ended September 30, 2007, as compared to $3.8 million for the same period in 2006, an increase of 52.6%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville full-service branch and the Rock Hill loan production office and on the wholesale mortgage division, all new cost centers since the period ended September 30, 2006.

Occupancy and equipment expenses were $1.4 million and $749,000 for the nine months ended September 30, 2007 and 2006, respectively. This increase of 86.4% reflects expenses for the Rock Hill loan production office opened in February 2007, the wholesale loan office opened in January 2007 and rental expenses on the corporate headquarters/main office branch and the Boiling Springs branch resulting from the sale/leaseback transaction completed in February 2007.

Public relations expense increased by $89,000, or 20.3%, to $527,000 for the nine months ended September 30, 2007, as compared to $438,000 for the same period in 2006, primarily due to increased community and shareholder relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and our expansion into the Charleston, Columbia, Greenville and Rock Hill markets.

Data processing and ATM expenses were $514,000 and $436,000 for the nine months ended September 30, 2007 and 2006, respectively. A majority of the 17.9% increase reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We contract with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Professional fees increased by $271,000, or 149.0%, to $453,000 for the nine months ended September 30, 2007. The increase reflects costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002. We have hired an outside consultant to assist us in this process. In addition, the nine months ended September 30, 2007, reflect increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer. The bank-employed internal auditor position was vacant for most of 2007, causing our increased reliance on the third party provider, compared to the nine months ended September 30, 2006. During the third quarter of 2007, we have hired a bank-employed internal auditor, whose role should enable our decreased reliance on our third party provider in the future. Our bank’s expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the three months ended September 30, 2007.

Included in the line item “other,” which increased $539,000, or 79.9%, for the nine months ended September 30, 2007, as compared to the same period in 2006, are charges for insurance premiums, fees paid to our board of directors and our advisory board in the Charleston market, postage, printing and stationery expense, and various customer-related expenses. In addition, the nine months ended September 30, 2007 also included an additional expense for FDIC insurance premiums, which were recently reinstituted retroactive to January 1, 2007, of $108,000.

A majority of the increases in these expenditures reflects the costs of additional personnel hired to support growth, including staff for the Greenville full-service branch which had operated in a temporary location since October 2006 and was relocated to its permanent facility, which was completed in June 2007 and for the wholesale mortgage division in downtown Greenville which opened in January 2007, additional lenders hired in the Columbia, Charleston and Rock Hill markets, as well as staff for our growing loan and deposit operations.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we also are committed to retaining our team of well-trained officers and staff, maintaining a highly technical operations function and pursuing a professional marketing program.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussions set forth information related to our income tax expense for the three-month and nine-month periods ended September 30, 2007 and 2006.

Three months ended September 30, 2007 and 2006

The following table sets forth information related to our income tax expense for the three months ended September 30, 2007 and 2006 (dollars in thousands).

	For the Three Months Ended September 30,
	2007	2006
Net income before income taxes	$1,846	$1,679
Provision for income taxes	567	596
Effective income tax rate	30.7%	35.5%

The decrease in the effective income tax rate from the quarter ended September 30, 2006, to the respective period in 2007, occurred due to the relative decrease in fully taxable income during the quarter, as compared to the previous year. Tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts experienced greater percentage increases from the three months ended September 30, 2006, to the three months ended September 30, 2007, than fully taxable income, such as interest income on loans, government agency investments and noninterest income from fees and charges.

Nine months ended September 30, 2007 and 2006

The following table sets forth information related to our income tax expense for the nine months ended September 30, 2007 and 2006 (dollars in thousands).

	For the Nine Months Ended September 30,
	2007	2006
Net income before income taxes	$4,375	$4,151
Provision for income taxes	1,452	1,467
Effective income tax rate	33.2%	35.3%

The slight decrease in the effective income tax rate from the nine months ended September 30, 2006, to the respective period in 2007, occurred due to the slight decrease in fully taxable income during the nine-month period, as compared to the previous year. Tax exempt income, such as earnings on nontaxable municipal securities and bank owned life insurance contracts experienced slightly greater percentage increases from the nine months ended September 30, 2006, to the nine months ended September 30, 2007, than fully taxable income, such as interest income on loans, government agency investments and noninterest income from fees and charges.

Balance Sheet Review

General

As of September 30, 2007, we had total assets of $574.1 million, an increase of 23.4% over total assets of $465.4 million on December 31, 2006.  Total assets on September 30, 2007, and December 31, 2006, consisted of loans, net of unearned income, of $476.2 million and $379.2 million, respectively; securities available for sale of $75.2 million and $63.4 million, respectively; other assets of $14.8 million and $11.2 million, respectively; premises and equipment, net accumulated depreciation and amortization, of $6.7 million and $6.9 million, respectively; cash and due from banks of $6.0 million and $8.2 million, respectively; and federal funds sold and interest-bearing bank balances of $24,000 and $5,000, respectively.

The interest-earning assets, consisting of loans net of unearned income, securities available for sale, federal funds sold, interest-bearing bank balances and other invested funds grew to $555.3 million as of September 30, 2007, or an increase of 24.4% over the balance of $446.3 million as of December 31, 2006. Although the loan portfolio grew in the nine months ended September 30, 2007, loan production for the nine-month period decreased compared to the nine-month period ended September 30, 2006. The nine months ended September 30, 2006, reflect the increase in our acquisition and development (“A&D”) body of loans due to the opening of the Columbia loan production office in January 2006. While our commercial real estate category of loans benefitted from the addition of the A&D body of loans in 2006, the growth in this body of loans has been constant in 2007.

Also included in interest-earning assets as of September 30, 2007, are mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. During the nine months ended September 30, 2007, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $164 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $146 million had been sold as of September 30, 2007, with approximately $17.8 million remaining on the balance sheet as mortgage loans held for sale. The activity for the wholesale mortgage division during the nine months ended September 30, 2007 represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $17.8 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity, as evidenced in the net cash used in operating activities reflected on the cash flow for the period ended September 30, 2007, should diminish in future periods, as the ongoing activity of the wholesale mortgage division provides for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

Premises and equipment decreased by $196,000, net of purchases and depreciation expense, during the nine months ended September 30, 2007, primarily due to the purchases of property and equipment during 2007, net of the real properties sold as part of the sale/leaseback transaction that closed during the nine-month period. In February 2007, we entered into an agreement with First National Holdings, LLC to sell, purchase and lease our corporate headquarters, a full-service branch, and the corporate operations center located at 215 N. Pine Street and our full-service branch located at 3090 Boiling Springs Road in Spartanburg, South Carolina for a sales price of $5,450,000. First National Holdings, LLC is owned by a group of nine investors who serve as non-management directors of the company and the bank. Our board of directors approved the agreement. In connection with this transaction, we also entered into an agreement which made us liable for all remaining construction costs for the corporate operations center, which was under construction when we entered into the agreement but was completed in April 2007. We agreed to lease back these properties for an initial term of twenty-five years with one five-year option to renew at our option. The monthly rental payments of $38,604 during the initial term under a triple-net lease and is being accounted for as an operating lease under the provisions of SFAS No. 13, “Accounting for Leases (as amended).” If we exercise the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term. We completed a second sale/leaseback transaction in October 2007 (see Note 7 - Subsequent Event for more details).

As of September 30, 2007, construction on our operations center at our corporate headquarters in Spartanburg, our Greenville market headquarters and the renovation of both our East Bay Street branch in Charleston and our Greer branch in Greenville County were completed. We completed construction of the expansion of our corporate headquarters in Spartanburg to include our operations center in April 2007.

As of September 30, 2007, our interest-bearing deposits included wholesale funding in the form of brokered CDs of approximately $82 million, an increase of $28 million over December 31, 2006. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and recommended to the board of directors for approval annually by the asset liability management committee. These guidelines, which include a limitation on our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile be considered in selecting the terms of new CDs and restricts us to only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on September 30, 2007, were $527.9 million, an increase of 20.4% over liabilities as of December 31, 2006, of $438.4 million and consisted primarily of deposits of $453.8 million, $41.9 million in Federal Home Loan Bank (“FHLB”) advances, $14.7 million in federal funds purchased, and $13.4 million in junior subordinated debentures. Shareholders’ equity on September 30, 2007, was $46.2 million, as compared to shareholders’ equity on December 31, 2006, of $27.0 million. The increase of approximately $19.2 million, or 71.1%, can be attributed to the proceeds of our preferred stock offering, which closed in July 2007, of $16.5 million (see Note 5 - Preferred Stock Offering for more details), in addition to the net income earned during the nine months ended September 30, 2007.

Investments

On September 30, 2007, and December 31, 2006, our investment securities portfolio of $75.2 million and $63.4 million, respectively, represented approximately 13.5% and 14.2%, respectively, of our interest-earning assets. As of September 30, 2007, and December 31, 2006, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $75.8 million and $64.1 million, respectively, for an unrealized loss, net of income tax effect, of $407,000 and $466,000 as of the end of each period, respectively. As a result of the growth in our loan portfolio and the historically low fixed rates during the past several years, we have maintained a lower than normal level of investments.

Fair values and yields on our investments (all available for sale) as of September 30, 2007 and December 31, 2006, are shown in the following tables based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of September 30, 2007

	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$995	4.00%	$12,797	4.56%	$6,085	5.51%	$-	-	$19,877	4.82%
Mortgage-backed securities	1,220	4.07%	4,692	4.23%	8,330	4.85%	24,265	4.95%	38,507	4.80%
Municipal securities	-	-	1,016	2.70%	3,694	3.70%	12,136	3.89%	16,846	3.78%
Total	$2,215	4.04%	$18,505	4.38%	$18,109	4.84%	$36,401	4.60%	$75,230	4.58%

	As of December 31, 2006
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$8,787	4.39%	4,946	5.25%	$-	-	$13,733	4.70%
Mortgage-backed securities	261	4.50%	6,531	4.19%	7,581	4.80%	21,904	5.05%	36,277	4.84%
Municipal securities	-	-	-	-	3,564	3.39%	9,800	4.05%	13,364	3.87%
Total	$261	4.50%	$15,318	4.31%	$16,091	4.63%	$31,704	4.74%	$63,374	4.60%

The amortized cost and fair value of our investments (all available for sale) as of September 30, 2007, and December 31, 2006, are shown in the following table (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$20,102	$19,877	$13,969	$13,733
Mortgage-backed securities	38,817	38,507	36,729	36,277
Municipal securities	16,927	16,846	13,382	13,364
Total	$75,846	$75,230	$64,080	$63,374

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of September 30, 2007, and December 31, 2006, consisted of the following:

	As of September 30,	As of December 31,
	2007	2006
Federal Reserve Bank stock	$602	$602
Federal Home Loan Bank stock	2,778	2,356

The level of FHLB stock varies with the level of FHLB advances and increased during the nine-month period ended September 30, 2007, to reflect the net increase in FHLB advances during the year.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Assets

As of September 30, 2007, other assets had grown to $14.8 million from $11.2 million as of December 31, 2006, an increase of 32.1%. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities, investments in other banks, as reflected in “Investments”, and other miscellaneous assets. While BOLI growth has been marginal, interest receivable grew approximately $574,000, or 23.7%, and investments in bank stock grew $422,000, or 13.7%, each compared to December 31, 2006. Interest receivable and investments in bank stock each grow in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank’s capital, respectively.

Within other assets, the category other real estate owned grew proportionally the most, from $0 at December 31, 2006 to $1.9 million at September 30, 2007. During the nine months ended September 30, 2007, we foreclosed on three real properties, two of which previously served as collateral for SBA loans and a third with commercial real estate collateral. In connection with the SBA foreclosures, we recognized approximately $44,000 in loan losses during the prior quarter ended June 30, 2007 in order to reduce the carrying value of these properties to $481,500, or an amount that we believe approximates their fair market value, net of costs to sell the property. These amounts are net of the SBA guarantee on these loans. For the third property, the estimated fair value of the property exceeds our book value, and therefore no write down was required at the loan’s transfer to other real estate owned during the quarter ended September 30, 2007. We are actively marketing these properties for resale.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans, excluding mortgage loans held for sale, for the nine months ended September 30, 2007 and 2006, were $417.7 million and $299.9 million, respectively.  Total loans outstanding as of September 30, 2007, and December 31, 2006, were $476.2 million and $379.5 million, respectively, before the allowance for loan losses.

The following table summarizes the composition of our loan portfolio as of September 30, 2007, and December 31, 2006 (dollars in thousands).

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$33,399	7.29%	$25,604	6.75%
Commercial secured by real estate	296,218	64.63%	261,961	69.03%
Real estate - residential mortgages	122,532	26.73%	86,022	22.67%
Installment and other consumer loans	6,674	1.46%	6,458	1.70%
Unearned income	(501)	(0.11)%	(555)	(0.15)%
Loans, net of unearned income	$458,322	100.00%	$379,490	100.00%
Less—allowance for loan losses	(4,781)	1.04%	(3,795)	1.00%
Total loans, net	$453,541		$375,695

Mortgage loans held for sale	$17,837	$-	$-	$-

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

The increase in our residential loans secured by real estate from December 31, 2006, to September 30, 2007, is due to the new residential real estate lending in the Spartanburg market, as well as the Charleston, Greenville and Rock Hill markets due to the expansion of our loan production offices in each of these markets.

While our commercial real estate loans have increased each year, for the nine months ended September 30, 2007, these loans decreased relative to the overall loan portfolio. These loans represent commercial construction, acquisition and development, a body of loans that grew disproportionately during 2006 with our addition of a strong lender in the Columbia market and has somewhat leveled off with the seasoning of the loans in this category. We have increased the number of our commercial lending officers over the last three years. The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

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

Mortgage loans held for sale of $17.8 million as of September 30, 2007 is the result of the addition of the wholesale mortgage division in January 2007. During the nine months ended September 30, 2007, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $164 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $146 million had been sold as of September 30, 2007, with approximately $17.8 million remaining on the balance sheet as mortgage loans held for sale. The activity for the wholesale mortgage division during the nine months ended September 30, 2007 represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $17.8 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity, as evidenced in the net cash used in operating activities reflected on the cash flow for the period ended September 30, 2007, should diminish in future periods, as the ongoing activity of the wholesale mortgage division provides for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2007, and December 31, 2006 (dollars in thousands).

	As of September 30, 2007
	One year or less	After one but within five years	After five years	Total
Commercial	$13,504	$9,299	$1,606	$24,409
Real estate - construction	141,935	20,840	26	162,801
Real estate - mortgage	45,050	196,653	23,713	265,416
Consumer and other	3,457	2,217	523	6,197
Total loans	$203,946	$229,009	$25,868	$458,823
Mortgage loans held for sale				17,837
Unearned income, net				(501)
Total loans, net of unearned income				$476,159
Loans maturing after one year with:
Fixed interest rates				$73,678
Floating interest rates				$181,199

	As of December 31, 2006
	One year or less	After one but within five years	After five years	Total
Commercial	$10,034	$5,480	$1,189	$16,703
Real estate - construction	118,173	27,627	-	$145,800
Real estate - mortgage	20,784	165,549	20,395	$206,728
Consumer and other	3,376	2,665	4,773	$10,814
Total loans	$152,367	$201,321	$26,357	$380,045
Unearned income, net				(555)
Total loans, net of unearned income				$379,490
Loans maturing after one year with:
Fixed interest rates				$62,875
Floating interest rates				$164,803

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

We also maintain a general unallocated reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance. This general unallocated reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to: changes in delinquent loan trends, trends in net charge-offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general economic trends, collateral valuations, the experience and depth of lending management and staff, and lending policies, procedures and the quality of loan review systems.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods presented (dollars in thousands):

	As of or For the Nine Months Ended		As of or For the Year Ended		As of or For the Nine Months Ended
	September 30, 2007		December 31, 2006		September 30, 2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$228	5.3%	$454	4.4%	$358	6.7%
Real estate - construction	1,342	35.5%	1,062	38.4%	688	28.7%
Real estate - mortgage	2,582	57.8%	1,841	54.4%	2,374	62.7%
Consumer	67	1.4%	58	2.8%	40	1.9%
Mortgage loans held for sale	-	-	-	-	-	-
Unallocated	562	N/A	380	N/A	83	N/A
Total allowance for loan losses	$4,781	100.0%	$3,795	100.0%	$3,543	100.0%

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

The following table sets forth the changes in the allowance for loan losses for each of the three-month periods ended September 30, 2007 and 2006, and the year ended December 31, 2006 (dollars in thousands).

	As of or For the Three Months Ended September 30, 2007	As of or For the Year Ended December 31, 2006	As of or For the Three Months Ended September 30, 2006
Balance, beginning of period	$4,502	$2,719	$3,306
Provision charged to operations	422	1,192	242
Loans charged-off
Commercial, financial and agricultural	-	(116)	-
Real estate-construction	(111)	-	-
Installment loans to individuals	(33)	(23)	(5)
Total charge-offs	(144)	(139)	(5)
Recoveries of loans previously charged-off	1	23	-
Balance, end of period	$4,781	$3,795	$3,543
Allowance to loans	1.04%	1.00%	1.05%
Net charge-offs to average loans	0.14%	0.04%	0.06%
Nonaccrual loans	$6,100	$477	$1,129
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned at lower of cost or net realizable value	1,911	-	-

    The following table sets forth the changes in the allowance for loan losses for each of the nine-month periods ended September 30, 2007 and 2006, and the year ended December 31, 2006 (dollars in thousands).

	As of or For the Nine Months Ended September 30, 2007	As of or For the Year Ended December 31, 2006	As of or For the Nine Months Ended September 30, 2006
Balance, beginning of period	$3,795	$2,719	$2,719
Provision charged to operations	1,213	1,192	940
Loans charged-off
Commercial, financial and agricultural	(99)	(116)	(67)
Real estate-construction	(58)	-	-
Installment loans to individuals	(79)	(23)	(70)
Total charge-offs	(236)	(139)	(137)
Recoveries of loans previously charged-off	9	23	21
Balance, end of period	$4,781	$3,795	$3,543
Allowance to loans	1.04%	1.00%	1.05%
Net charge-offs to average loans	0.07%	0.04%	0.04%
Nonaccrual loans	$6,100	$477	$1,129
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned at lower of cost or net realizable value	1,911	-	-

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

Net charge-offs to average loans ratio for the nine months ended September 30, 2007 was 0.07% compared to 0.04% for the year ended December 31, 2006. For the nine months ended September 30, 2007 total net charge-offs were $227,000 compared to $116,000 for the nine ended September 30, 2006. Current year charge-offs were concentrated in four commercial loans of which two were secured by real estate and two consumer residential real estate loans. Since December 31, 2006, nonperforming assets increased by $7.5 million to end the third quarter of 2007 at $8.0 million, for a total of ten loan relationships. The increase primarily relates to four loan relationships, of which two had also been classified in the nonperforming assets category as of June 30, 2007. The remainder of the increase relates to two newly-classified loans with an aggregate balance of $3.5 million, which were placed on nonaccrual status during the third quarter of 2007.

As of September 30, 2007, impaired loans, under the criteria defined in FAS 114, amounted to approximately $5.7 million for which a $543,000 reserve was allocated in the allowance.

Based on management’s evaluation and assessment, we do not anticipate any losses on these relationships. In addition, management allocates specific reserves as part of its allowance for loan losses to these and other nonaccrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. We are carefully monitoring the risk that the value of this collateral could be adversely impacted by changes in market conditions that may occur while the bank pursues recovery of the uncollected loan balances.

Over the past twelve months, we have devoted substantial resources to building the bank’s infrastructure to support the growth and geographic expansion of its branch network and loan production offices throughout the state of South Carolina. In 2007, we have opened three full-service branch offices, of which two are larger market headquarters facilities, to add to its four existing full-service branch offices. We also opened a loan production office in York County during the last year and completed the expansion of our corporate headquarters in Spartanburg to house the activities of our back-office operations.

As part of this infrastructure development, the bank’s credit underwriting and loan administration practices have been enhanced with updated software and centralized monitoring of the loan portfolio by personnel at the management and staff levels. Many of these individuals were recruited to join us from organizations with more size or with a longer history and have significant experience in managing a variety of loan types and categories. The enhancements in the loan origination, underwriting and servicing areas have been designed to allow the bank to maintain its strong credit quality as the bank adds experienced lenders and diversifies its loan products and services to meet the needs arising from the growth in its new and existing market areas.

We believe that the circumstances surrounding the increase in nonperforming assets since December 31, 2006, is not typical for the bank and we expect to resolve the majority of the credits in this category by the end of calendar year 2007.

During the nine months ended September 30, 2007, we foreclosed on three real properties, two of which previously served as collateral for SBA loans and a third with commercial real estate collateral. In connection with the SBA foreclosures, we recognized approximately $44,000 in loan losses during the prior quarter ended June 30, 2007 in order to reduce the carrying value of these properties to $481,500, or an amount that we believe approximates their fair market value, net of costs to sell the property. These amounts are net of the SBA guarantee on these loans. For the third property, the estimated fair value of the property exceeds our book value, and therefore no write down was required at the loan’s transfer to “Other real estate owned” during the quarter ended September 30, 2007. The balance of $1,911,000 in other real estate owned is included in the balance sheet caption “Other assets” as of September 30, 2007. Our cost of owning the properties was minimal for the three- and nine-month periods ended September 30, 2007.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006 (dollars in thousands).

	September 30, 2007		December 31, 2006		September 30, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$31,682	-	$23,056	-	$21,478	-
NOW accounts	43,997	3.43%	28,933	2.33%	26,620	2.08%
Money market and savings accounts	73,714	4.65%	57,962	4.02%	57,373	3.88%
Time deposits	266,044	5.11%	201,957	4.52%	193,189	4.38%

Total deposits	$415,437	4.46%	$311,908	3.93%	$298,660	3.76%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $281.0 million and $242.0 million as of September 30, 2007, and December 31, 2006, respectively. The maturity distribution of our time deposits of $100,000 or more as of September 30, 2007, is as follows (dollars in thousands):

As of September 30, 2007
Three months or less	$22,619
Over three through six months	48,690
Over six through twelve months	48,437
Over twelve months	52,541
Total	$172,287

The increase in time deposits of $100,000 or more for the period ended September 30, 2007, as compared to the balance as of December 31, 2006, primarily resulted from the utilization of deposits that were obtained from brokered CDs from outside of our primary market. For the period ended September 30, 2007, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $82 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the asset liability committee. These guidelines limit our brokered CDs to 25% of total assets; dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds during the nine-month period ended September 30, 2007, and the year ended December 31, 2006, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods, the average balance for each period and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

	Ending Balance	Period-End Rate	Maximum Balance	Average for the Period Balance Rate
As of or for the Nine Months
Ended September 30, 2007
Federal Home Loan Bank advances	$41,887	4.66%	$49,780	$40,679	4.82%
Federal funds purchased and other short-term borrowings	$14,652	5.05%	$19,721	$10,613	5.88%
Junior subordinated debentures	$13,403	7.69%	$13,403	$13,403	7.62%

As of or for the Year
Ended December 31, 2006
Federal Home Loan Bank advances	$37,476	4.94%	$48,543	$33,421	4.70%
Federal funds purchased and other short-term borrowings	$7,970	5.41%	$14,391	$2,612	5.51%
Junior subordinated debentures	$13,403	7.44%	$13,403	$11,663	7.52%

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

Total shareholders’ equity amounted to $46.2 million and $27.0 million on September 30, 2007, and December 31, 2006 respectively. The increase of approximately $19.2 million between December 31, 2006, and September 30, 2007 resulted primarily from our preferred stock offering, which closed on July 9, 2007. In addition, net income earned during the nine months ended September 30, 2007 contributed approximately $2.9 million, partially offset by cash paid to purchase shares under the share repurchase program. Our board of directors authorized an extension to the repurchase program, previously authorized in December 2006, of up to 50,000 shares outstanding effective immediately for a period of nine months ending November 30, 2007. During the nine months ended September 30, 2007, 8,881 shares of stock were repurchased under this program at a cost of $159,710, at a weighted average price of $17.94 per share, adjusted for the 7% stock dividend distributed on March 30, 2007.

On July 3, 2007, we priced for sale 720,000 shares of our Preferred Stock at $25.00 per share to be sold through an underwritten public offering.  Keefe, Bruyette & Woods, Inc. served as sole underwriter and manager for the offering.  The offering commenced on July 3, 2007, and closed on July 9, 2007, with the sale of 720,000 shares of the Preferred Stock for aggregate proceeds of $18,000,000.

We incurred $371,000 in expenses in connection with the issuance and distribution of the Preferred Stock in the offering, including filing fees, printing costs and legal and accounting fees.  All of these expenses were paid directly or indirectly to persons and entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

We received net proceeds, after payment of underwriting discounts to Keefe, Bruyette & Woods, Inc. of $1,080,000, or $1.50 per share, and other expenses of the offering of $371,000, in the amount of approximately $16,550,000.  As of August 13, 2007, we used $5,013,000 to repay principal and interest on our revolving line of credit with a correspondent bank and deposited the remainder into the bank. Of those funds, $5,130,000 was used to repay federal funds purchased from another correspondent bank. The remaining $6,433,000 has been used to support our asset growth and branch network expansion and to fund the growth of our loan portfolio during the quarter ended September 30, 2007.

As of September 30, 2007, the unrealized loss on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2006. We believe that the unrealized loss is attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss.

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

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of September 30, 2007, we had formed three statutory trust subsidiaries for the purpose of raising regulatory capital via this avenue, which are not included in our consolidated financial statements pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital. As of September 30, 2007, approximately $10.0 million of the trust preferred securities qualified as Tier 1 capital, with approximately $3.0 million included as Tier 2 capital.

We are subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan (“ESOP”) $600,000 which was used to purchase 42,532 shares of our common stock. As of December 31, 2006, the ESOP owned 44,914 shares of our stock, of which 39,600 shares were pledged to secure the loan. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the Statement of Position 93-6, we presented the shares that were pledged as collateral as a deduction of $558,000 from shareholders’ equity for both September 30, 2007, and December 31, 2006 as unearned ESOP shares in the accompanying consolidated balance sheets.

The following table sets forth our various capital ratios as of September 30, 2007, and December 31, 2006. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory requirements.

	As of September 30, 2007	As of December 31, 2006	To Be Considered "Well-Capitalized"
The Company
Total risk-based capital	13.82%	11.13%	N/A
Tier 1 risk-based capital	11.75%	8.94%	N/A
Leverage capital	9.78%	9.02%	N/A

The Bank
Total risk-based capital	10.85%	10.01%	10.00%
Tier 1 risk-based capital	9.82%	9.03%	6.00%
Leverage capital	8.19%	8.05%	5.00%

The increase in the company’s capital ratios from December 31, 2006, to September 30, 2007, is due to increased capital as a result of the completion of the preferred stock offering in July 2007. The bank’s capital ratios increased due to the downstreaming of $6 million from the company to the bank during the nine months ended September 30, 2007, as discussed below.

During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed, along with an additional $1 million, to the bank as a capital contribution. This capital contribution increased the bank’s total risk-based capital, Tier 1 risk-based capital and leveraged capital.

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of our Preferred Stock at $25.00 per share. Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We are using the net proceeds for general corporate purposes, which include, among other things, providing additional capital to support asset growth, the expansion of the bank’s branch network and to pay off the balance of $5 million on the revolving line of credit and to fund loan growth, as previously mentioned.

The terms of the preferred stock include the payment of quarterly dividends at an interest rate of 7.25%. The first quarterly dividend payment of $301,000 was made in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and we intend to pay the fourth quarter 2007 dividend payment of $308,000 on December 31, 2007.

As of September 30, 2007, construction on our operations center at our corporate headquarters in Spartanburg, and our Greenville market headquarters was completed, as well as renovation of our Greer branch. We completed construction of our corporate headquarters in Spartanburg in April 2007. We exercised our option to purchase the land and building at our Mount Pleasant, South Carolina branch for a purchase price of $800,000. We closed this purchase on May 4, 2007.

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

Return on Average Equity and Assets

The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine-month periods ended September 30, 2007 and 2006, and for the year ended December 31, 2006.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2007	December 31, 2006	September 30, 2006
Return on assets	0.75%	1.05%	0.97%
Return on equity	11.44%	16.82%	15.35%
Equity to assets ratio	6.60%	6.24%	6.34%

    The ratios shown above reflect the growth in net income and the proportionally greater increase in our assets, as well as the capital raised in the 2007 preferred stock offering, for the nine months ended September 30, 2007, and September 30, 2006. Our asset growth for the nine months ended September 30, 2007, outpaced asset growth for the nine months ended September 30, 2006 and the year ended December 31, 2006, while the preferred stock offering during the quarter ended September 30, 2007 led to an increased equity to assets ratio for the nine months ended September 30, 2007. Although net income for the nine months ended September 30, 2007 increased compared to net income for the nine months ended September 30, 2006, our return on equity decreased due to increased average equity, resulting from the capital raised in the preferred stock offering in addition to income earned during the first nine months of 2007. The return on assets and return on equity ratios for the year ended December 31, 2006, reflect the consistent increase in net income for the year ended December 31, 2006, compared to the nine months ended September 30, 2006.

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

As of September 30, 2007, and December 31, 2006, we had issued commitments to extend credit of $120.0 million, and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  As of September 30, 2007, $38.9 million of this commitment was for wholesale mortgages with locked rates that had not yet funded. Standby letters of credit totaled $1,361,000 and $461,000, as of September 30, 2007, and December 31, 2006, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor, which are secured by available collateral under our bank’s line of credit at the FHLB.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our short-term and long-term cash flow requirements while maximizing profits.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. We measure and monitor liquidity frequently, allowing us to better understand, predict and respond to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, investment securities, core deposits and wholesale funds. We also have a detailed liquidity contingency plan in place which is designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity.

As of September 30, 2007, and December 31, 2006, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $6.0 million, and $8.2 million, representing 1.04% and 1.76% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Funding the growth of our loan production offices continues to challenge us to maximize and capitalize upon the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

We plan to meet our future cash needs through the generation of deposits, the maturities of loans and investment securities, and the liquidation of temporary investments.  We plan to reduce our reliance on the higher-priced wholesale funding sources as we expand our branch network and capitalize on existing and new deposit markets throughout the state. During the three months ended September 30, 2007, our brokered CD balances decreased from $87 million to $82 million, as we did not replace maturing brokered CDs with new brokered CDs. Our finance and bank operations areas continually evaluate our deposit rates and products, in order to grow our deposit basis adequately and efficiently. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $51.5 million as of September 30, 2007.  The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option when we determine that these are the best source of funds to meet existing requirements. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in taking advantage of funding from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral. We scrutinize each loan relying on FHLB guidelines, before it is determined to qualify as collateral for an FHLB advance. We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our short-term and long-term liquidity needs.

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

In February 2007, we entered into an agreement with First National Holdings, LLC to sell, purchase and lease our corporate headquarters, a full-service branch, and the corporate operations center located at 215 N. Pine Street and our full-service branch located at 3090 Boiling Springs Road in Spartanburg, South Carolina for a sales price of $5,450,000. First National Holdings, LLC is owned by a group of nine investors who serve as non-management directors of the company and the bank. Our board of directors approved the agreement. In connection with this transaction, we also entered into an agreement which makes us liable for all remaining construction costs for the corporate operations center, which was under construction when we entered into the agreement but was completed in April 2007. We agreed to lease back these properties for an initial term of twenty-five years with one five-year option to renew at our option. The monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of SFAS No. 13, “Accounting for Leases (as amended).” If we exercise the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term. We completed a second sale/leaseback transaction in October 2007 (see Note 7 - Subsequent Event for more details).

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

The following table sets forth information regarding our interest rate sensitivity as of September 30, 2007, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above.

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets:
Federal funds sold and other	$-	$3,923	$-	$-	$3,923
Investment securities	4,752	10,699	20,195	39,584	75,230
Loans	390,167	25,983	50,397	9,612	476,159
Total interest-earning assets	$394,919	$40,605	$70,592	$49,196	$555,312
Interest-bearing liabilities:
NOW accounts	$21,585	$-	$30,482	$-	$52,067
Money market and savings	48,813	-	31,208	-	80,021
Time deposits	57,057	171,279	61,971	-	290,307
FHLB advances	-	32,500	9,387	-	41,887
Junior subordinated debentures	-	13,403	-	-	13,403
Short-term borrowings	14,652	-	-	-	14,652
Total interest-bearing liabilities	$142,107	$217,182	$133,048	$-	$492,337

Period gap	$252,812	$(176,577)	$(62,456)	$49,196	$62,975
Cumulative gap	$252,812	$76,235	$13,779	$62,975

Ratio of cumulative gap to total interest-earning assets	45.53%	13.73%	2.48%	11.34%	-

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

As of September 30, 2007, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for us on January 1, 2008. Earlier adoption is permitted in 2007 if we also elect to apply the provisions of SFAS No. 157, “Fair Value Measurement.” We have not adopted SFAS No. 159 early. We are currently analyzing the fair value option provided under SFAS No. 159 and do not believe that the adoption of this FASB will have a material impact on our financial position, results of operations and cash flows.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material pending legal proceedings to which the company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.    Risk Factors.

Risks Related to the Proposed Merger of Carolina National Corporation with and into First National Bancshares, Inc.

We have disclosed certain risks related to the proposed merger of Carolina National Corporation with and into First National Bancshares, Inc. in our registration statement on Form S-4, which went effective on November 8, 2007.

Our shareholders will experience a reduction in percentage ownership and voting power of their shares as a result of the merger.

First National shareholders will experience a substantial reduction in their percentage ownership interests and effective voting power compared to their ownership interests and voting power prior to the merger. If the merger is consummated, current First National shareholders will own approximately 66.1% of First National's outstanding common stock, on a fully diluted basis. Therefore, First National shareholders will not have the same control over the combined company as they currently have over First National. Because former Carolina National shareholders will own more than a third of the outstanding voting stock of First National after the consummation of the merger, these shareholders, if they voted together as a group, could block certain transactions that could be favored by pre-merger First National shareholders.

Combining First National and Carolina National may be more difficult, costly, or time consuming than we expect.

First National and Carolina National have operated, and, until completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees or disruption of each company's ongoing business or inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If we have difficulties with the integration process, we might not achieve the economic benefits we expect to result from the acquisition. As with any merger of banking institutions, there also may be business disruption that causes First National or Carolina National to lose customers or cause customers to take their deposits or move their loans out of our banks and move their business to other financial institutions.

We may not receive regulatory approvals or such approvals may take longer than expected or impose conditions we do not presently anticipate.

The merger, including the merger of the two banks, must be approved by the Federal Reserve, the Office of the Comptroller of the Currency, and the South Carolina Board of Financial Institutions. These regulatory agencies will consider, among other things, the competitive impact of the merger, our financial and managerial resources and the convenience and needs of the communities to be served. As part of that consideration, we expect that the Federal Reserve, the Office of Comptroller of the Currency, and the South Carolina Board of Financial Institutions will review the capital position, safety and soundness, and legal and regulatory compliance matters and Community Reinvestment Act matters. There can be no assurance as to whether these approvals will be received, the timing of those approvals, or whether any conditions will be imposed that might limit our ability to do business after the merger as we presently anticipate.

Risks Related to the Company - In general

We have disclosed certain risks in our recent registration statement on Form S-4 that provide additional information due to recent developments this year with respect to risks that were previously disclosed in our Form 10-K for the year ended December 31, 2007.

Significant risks accompany the recent and continued expansion of First National.

We have recently experienced significant growth, and will likely continue to grow by opening new branches or loan production offices and through acquisitions. Such expansion could place a strain on our resources, systems, operations, and cash flow. Our ability to manage this expansion will depend on the ability to monitor operations and control costs, maintain effective quality controls, expand internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. Because we may continue to grow by opening new branches or loan production offices and acquiring banks or branches of other banks that we believe provide a strategic fit with our business, we cannot assure you that we will be able to adequately or profitably manage this growth. Risks associated with acquisition activity include the following:

• difficulties and expense associated with identifying and evaluating potential acquisitions and merger partners;

• inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

• our ability to finance an acquisition;

• the diversion of management's attention to negotiate a transaction and integrate the operations and personnel of an acquired business;

• our lack of experience in markets into which we may enter;

• difficulties and expense in integrating the operations and personnel of the combined businesses;

• loss of key employees and customers as a result of an acquisition that is poorly received; and

• the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations.

We never acquired another institution before and therefore lacks experience in handling any of these risks. Also, we may issue equity securities, including common stock, and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders.

A downturn in the real estate market in our market areas could adversely affect profitability and financial condition.

A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Changes in federal laws could adversely affect our wholesale mortgage division.

Changes in federal laws regarding the oversight of mortgage brokers and lenders could adversely affect our ability to originate, finance, and sell residential mortgage loans. The enactment of federal laws, such as licensing requirements for mortgage bankers, applicable to the types of mortgage loans originated could increase costs of operations and adversely affect origination volume, which would negatively impact our business, financial condition, and results of operation.

Item 2A.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 2B.    Use of Proceeds from Registered Securities.

Our registration statement on Form S-1 (file no. 333-141932) was declared effective on June 26, 2007. As of September 30, 2007, we have applied all of the net proceeds of approximately $16,550,000 received from the offering. Since our last periodic report, we used the remaining net proceeds of $6,407,000 to pay costs of $756,000 related to our branch construction development and to fund loans in the third quarter of 2007 in the amount of $5,651,000.

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

FIRST NATIONAL BANCSHARES, INC.

Date: November 14, 2007	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.