Form 10-K
period 2007-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2008-03-31
CIK 1095274

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file no. 000-30523

First National Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	58-2466370 (IRS Employer Identification No.)
215 N. Pine St., Spartanburg, S.C. (Address of principal executive offices)	29302 (Zip Code)
864-948-9001 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers, computed by reference to the price at which the common stock was last sold) was $38,621,340, as of the last business day of the registrant's most recent completed second fiscal quarter.

         6,367,521 shares of the registrant's common stock were outstanding as of March 31, 2008 (the latest practicable date).

DOCUMENTS INCORPORATED BY REFERENCE

         Company's Proxy Statement for the 2008 Annual Shareholders Meeting (Part III)

IMPORTANT INFORMATION ABOUT THIS REPORT

        In this report, the words "First National," "Company," "we," "us" and "our" mean First National Bancshares, Inc., including First National Bank of the South, our wholly-owned national bank subsidiary.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "should," "will," "expect," "anticipate," "predict," "project," potential," "believe," "continue," "assume," "believe," "intend," "plan," "forecast," "goal," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A-Risk Factors and the following:

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

  •
  changes in technology;

  •
  changes in deposit flows;

  •
  changes in monetary and tax policies;

  •
  adequacy of the level of allowance for loan loss;

  •
  the rate of delinquencies and amounts of charge-offs;

  •
  the rates of loan growth and the lack of seasoning of our loan portfolio;

  •
  changes in accounting principles, policies or guidelines;

  •
  our ability to maintain effective internal control over financial reporting;

  •
  our reliance on secondary liquidity sources such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;

  •
  adverse changes in asset quality and resulting credit risk-related losses and expenses;

  •
  loss of consumer confidence and economic disruptions resulting from terrorist activities;

  •
  changes in the securities markets;

  •
  expected revenue synergies and cost savings from the acquisition of Carolina National Corporation ("Carolina National"), completed on January 31, 2008, and its wholly-owned banking subsidiary, with and into First National;

  •
  revenues following the merger may be lower than expected; and

  •
  other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

        We have based our forward-looking statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business.

First National Bancshares, Inc.

        We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which is referred to herein as the "bank." The bank currently maintains a main office in Spartanburg, South Carolina, ten additional full-service branches and two loan production offices in select markets across the state.

        Our assets consist primarily of our investment in the bank and liquid investments. Our primary activities are conducted through the bank. As of December 31, 2007, our consolidated total assets were $586.5 million, our consolidated total loans were $494.1 million, our consolidated total deposits were $471.8 million, and our total shareholders' equity was approximately $47.6 million. In January 2008, we acquired Carolina National Corporation and its wholly-owned bank subsidiary, Carolina National Bank and Trust Company. As of December 31, 2007, Carolina National's consolidated total assets were $220.6 million, its consolidated total loans were $206.2 million, its consolidated total deposits were $185.0 million, and its total shareholders' equity was approximately $32.3 million.

        Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, our net income also is affected by our noninterest income derived principally from service charges and fees and income from the sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits and occupancy costs.

        Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in its market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily the rates paid on competing investments, account maturities, and the levels of personal income and savings in our market areas.

First National Bank of the South

        First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. The bank is primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate three full-service branches under the name First National Bank of Spartanburg. Since 2003, we have expanded into four additional counties across the state of South Carolina under the name First National Bank of the South.

        In October 2005, we successfully converted our Mount Pleasant loan production office, opened in October 2004, to a fourth full-service branch, our first in the Charleston area. In January 2006, we expanded into our state's capital with the opening of a loan production office in Columbia. In February 2006, we opened a loan production office on Daniel Island to expand our presence in the Charleston area.

        In October 2006, we opened a fifth full-service branch, our first in the Greenville market, in a temporary location. In June 2007, we completed construction of our permanent branch and market headquarters on Pelham Road in Greenville and relocated our Greenville full-service branch to this location. In August 2007, we opened a full-service branch in an existing facility in Greer, South Carolina.

        In April 2007, we opened a sixth full-service branch, its second in the Charleston market, in a leased facility located at 140 East Bay Street in downtown Charleston. We are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007. In December 2007, the Office of the Comptroller of the Currency ("OCC") approved the opening of a full-service branch and York County market headquarters to serve the Fort Mill/Tega Cay community, which is expected to open later in 2008.

        In April 2007, we opened our new operations center adjacent to our corporate headquarters in Spartanburg, South Carolina, which resulted in a total of 29,500 square feet of office space, including its existing corporate headquarters facility which continues to house a full-service branch.

        On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South. In connection with the merger, we consolidated our Columbia loan production office into one of the Columbia full-service branches. In addition, we have received approval from the OCC for the fifth full-service branch in the Columbia market to be located in Lexington, South Carolina. This new facility is currently under construction and is projected to open in the summer of 2008.

        In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration's ("SBA") various loan programs. The SBA division operates from our Pelham Road location in Greenville and makes loans to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of ten individuals. We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options, although the trend is to move towards all loans being conforming or traditional mortgage loans. Conforming loans are those that are fully documented and are in amounts less than $417,000. The division also offers FHA/VA and construction/permanent products to its customers. The division's customers are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve our existing base of other community banks and mortgage brokers.

Growth Strategy

        We target both individuals and small to medium-sized businesses in our markets and have adopted a decentralized strategy that focuses on providing superior service through our employees who are relationship-oriented and committed to their respective communities. Through this strategy we intend to grow our business, expand our customer base, and improve profitability. The key elements of our strategy are:

        Deliver superior community banking.    First National effectively competes with its super-regional competitors by providing superior customer service with localized decision-making capabilities. First National emphasizes to its employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities First National serves. First National's organizational structure with its designation of regional executives allows it to provide local decision-making consistent with its community banking philosophy. First National has created and will continue to create regional boards comprised of local business and community leaders in each of its markets. First National currently maintains a regional board in Charleston and in Greenville. First National has also formed a Columbia regional board made up of five of the former Carolina National board members as advisors.

        Maintain excellent asset quality.    First National considers credit quality to be of primary importance and has taken measures to help assure that it consistently maintains excellent asset quality through a strong credit culture, extensive underwriting procedures, and comprehensive loan review. First National has developed an operations infrastructure designed to support its rapid growth and expansion plans without sacrificing credit quality. First National's continued focus on asset quality has resulted in a ratio of net charge-offs to average total loans at or below 0.07% for the past five years. For the year ended December 31, 2007, First National's ratio of net charge-offs to average total loans was .06%.

        Expand into high growth markets.    First National has pursued growth through both de novo branching and bank acquisitions into attractive markets based on its analysis of demographic and competitive data. First National's strategy for the development of de novo branches is to identify experienced bankers in each target market who share its philosophies regarding community banking, strong credit policies, and customer service. After retaining these key executives, First National then opens a loan production office in the market. Once there is a sufficient loan and customer base at the loan production office, First National converts the loan production office into a full-service branch to further serve the market. First National's expansion in both Charleston and Greenville followed this approach. First National believes its expansion philosophy enables it to enter markets with less risk and operate more efficiently upon the opening of a full-service branch. While organic growth has been in the past First National's primary focus, through the merger with Carolina National Corporation it recently acquired four full-service branches in the Columbia market to create a statewide presence for First National. First National may continue to consider select bank and non-bank (e.g. brokerage and insurance) acquisitions in the future to facilitate growth in target markets.

        Build core deposit base.    First National's primary competition in its markets is large regional and super regional banks. First National believes that its community banking philosophy and emphasis on customer service allows it to take market share from its competitors. As a result, First National intends to decrease its reliance on non-core funding as more loan production offices are converted into full service branches and these branches mature. While building a core deposit base takes time, First National's strategy has experienced considerable success. First National entered Charleston in October 2005 with a loan production office. In October 2006, due to significant loan demand and the creation of a core customer base, First National converted the office into a full service branch. Within one year, deposits had grown substantially and the loan to deposit ratio had fallen to 100%. First National is now leveraging its success in this market with its new branch in downtown Charleston. In January 2008, First National acquired Carolina National Corporation and its wholly-owned bank subsidiary located in Columbia, which as of December 31, 2007 had $185.0 million in deposits. First National's goal is to be in the top five institutions in deposit market share in each of its markets.

        Enhance current banking operations by diversifying revenue mix.    First National seeks to provide a broad range of products and services to better serve its customers, while also increasing noninterest income as a percentage of its gross income (net interest income plus noninterest income). First National offers trust and investment management services through its strategic alliance with Colonial Trust Company, a South Carolina private trust company, established in 1913. In January 2007, First National opened a wholesale mortgage division to originate residential real estate mortgage loans through other community banks and mortgage brokers and sell them in the secondary market. First National will evaluate future opportunities to increase noninterest income as they arise. First National expects these efforts to allow it to diversify its revenue sources.

Merger with Carolina National

        On January 31, 2008, Carolina National Corporation, the holding company for Carolina National Bank and Trust Company, merged with and into First National (the "Merger"). On February 18, 2008, Carolina National Bank and Trust Company merged with and into First National Bank of the South.

Unless otherwise noted in this report, the financial information presented for First National as of the year ended December 31, 2007 and for all prior periods represent the financial condition of First National prior to the merger. Unless otherwise noted in this report, any financial information presented for Carolina National as of the year ended December 31, 2007 is unaudited and represents the financial condition of Carolina National prior to the merger.

        As a result of this acquisition, we have added four full-service branches in the Columbia market to our operations that had been previously operated by Carolina National Bank and Trust Company. Columbia's central location in the state and convenient access to I-20, I-26, and I-77 makes this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. According to SNL Financial ("SNL"), Columbia had an estimated population of 356,842 residents as of July 1, 2007 and is projected to grow 7.6% from 2007 to 2012. The South Carolina Department of Commerce reports that Richland County attracted over $442.0 million in announced capital investment since 2000. Additionally, as reported by the Central Midlands Council of Governments, new single family housing units approved for construction in Richland County and surrounding areas increased from 2,172 in 1990 to 4,941 in 2004, an increase of over 127%. As of June 30, 2007, FDIC-insured institutions in Richland County and the Columbia metropolitan area had approximately $8.71 billion and $12.4 billion in deposits respectively.

        Carolina National was a South Carolina corporation registered as a bank holding company with the Federal Reserve Board. Carolina National engaged in a general banking business through its subsidiary, Carolina National Bank and Trust Company, a national banking association, which commenced operations in July 2002. As a result of the Merger, First National moved its Columbia loan production office to Carolina National's former main office and branch and the former Carolina National loan production office in Rock Hill moved to the existing First National Rock Hill location.

        We expect that the Merger will render a combined company which will possess more financial resources than First National or Carolina National alone, with which to compete in the marketplace for banking and financial services. The combined organization will be a more effective competitor than either existing bank alone, not only because of its larger market capitalization and asset base, but also because of its greater efficiency.

        Consolidating the resources, expertise and market knowledge of First National and Carolina National will also provide numerous benefits to the consumers and businesses in the communities they serve. By bringing First National's successful retail culture to Carolina National's attractive branch footprint, the combined organization will offer expanded loan and deposit products and services to Carolina National's existing customers. In addition, the broader geographic diversification brought about by combining the complementary branch networks is expected to reduce credit risk concentration for the combined entity. In addition, the Merger will enable the combined organization to meet the credit needs of the businesses in the communities each institution currently serves, due to, among other things, higher aggregate credit limits. Accordingly, the combined company can more readily support economic growth and development in these communities.

        Under the terms of the definitive agreement, Carolina National's shareholders were given the option to elect to receive either 1.4678 shares of our common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consisted of 70% stock and 30% cash. Based on the "Final Buyer Stock Price", as defined in Section 9.1(g) of the Agreement and Plan of Merger dated August 26, 2007 by and between First National and Carolina National Corporation (the "Merger Agreement"), of $12.85, and including the value of Carolina National's outstanding options and warrants, the transaction closed with an aggregate value of $54.1 million. After the allocation and proration processes set forth in the Merger Agreement were applied to the elections made by Carolina National shareholders, the total Merger consideration resulted in an additional 2,663,673 shares of First National common stock. In addition, cash consideration of $16,848,809 will be paid in exchange for shares of Carolina National common stock.

  Our Market Areas

        To better execute our strategic plan for growth and expansion, we have organized our banking operations into five regions:

  •
  Spartanburg Region;

  •
  Coastal Region;

  •
  Western Region;

  •
  Northern Region; and

  •
  Midlands Region.

        The Spartanburg Region serves as the backbone and support center for First National's expanding branch network. First National's corporate headquarters are located in the Spartanburg Region, along with two other full service branches. Within each other region, First National conducts its banking operations in selected market areas which meet the criteria for its business plan. In addition, First National is continually evaluating other high-growth areas to further expand its asset base and resulting branch network. First National has appointed an officer to each region, other than the Spartanburg Region, to oversee each region's banking and business development activities and assist the executive management team in evaluating market areas within the region for growth and expansion opportunities. These regional officers also serve as the liaison to their region's business community and function as the primary point of contact for the local regional board members.

Spartanburg Region

        Our primary market area is Spartanburg County, which is located in the upstate region of South Carolina between Atlanta and Charlotte on the I-85 business corridor. According to SNL, as of July 1, 2007, Spartanburg County's population totaled 275,235 residents. Population growth from 2007 to 2012 for Spartanburg County is projected to be 5.8%.

        According to the South Carolina Department of Commerce, Spartanburg County attracted over $160 million in capital investment in 2005. In addition, the Spartanburg Area Chamber of Commerce reports that since 2001, downtown Spartanburg has attracted more than $170 million in investments and 1,200 new jobs. As of 2007, estimated median family income for the Spartanburg metropolitan statistical area was $51,000, as compared to $50,800 for South Carolina, according to the U.S. Department of Housing and Urban Development. According to the South Carolina Department of Commerce, more than 110 international firms, representing 15 nations, conduct business in Spartanburg County, including Michelin, BMW, and Invista. BMW's North American assembly plant in Spartanburg began production in September 1995 and is now the sole producer of both the Z4 roadster and coupe and the X5 sports activity vehicle. Spartanburg is also home to many domestic corporations, including Milliken, Cryovac, Denny's, QS/1, and Advance America. We believe that Spartanburg has a strong economic environment that will continue to support the community and our business in the future.

        We advertise heavily in the Spartanburg market and, through our three full-service branches in Spartanburg, have positioned ourselves as the leading local community bank in this market. As of June 30, 2007, we were the fourth largest bank in Spartanburg County, with $391.5 million in total deposits, or 11.35% of the approximately $3.5 billion of deposits in the market. The following table includes information from the FDIC website regarding our deposit market share in Spartanburg County relative to top competitor banks as of June 30, 2007:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	7	$557.0 million	16.15%
2	Bank of America	8	512.4 million	14.86%
3	BB&T	9	444.4 million	12.89%
4	First National Bank	3	391.5 million	11.35%
5	First Citizens	10	321.2 million	9.31%
6	Suntrust Bank	12	283.0 million	8.20%
7	Arthur State Bank	7	199.6 million	5.79%
8	First South Bank	2	170.6 million	4.94%
	All others (8 institutions)	21	569.6 million	16.51%

	Total	79	$3.5 billion	100.00%

        The Spartanburg Region also serves as the backbone and support center for our expanding branch network. We operate our corporate headquarters and operations in this region and opened our new operations center adjacent to our corporate headquarters in April 2007. The completion of this addition added 29,500 square feet of office space while continuing to house a full-service branch.

Coastal Region

        The Eastern Region consists of historic Charleston and will also encompass future expansion into other fast-growing coastal areas of South Carolina. Our full-service branch in Mount Pleasant and our loan production office on Daniel Island serve the fast-growing Charleston market. First National opened another full-service branch in the Charleston market at 140 East Bay Street in downtown Charleston in April 2007. This location serves as First National's headquarters for the Charleston market area. According to the FDIC, total deposits in Charleston were $7.04 billion as of June 30, 2007.

  Charleston

        As of July 1, 2006, Charleston County's estimated population totaled 342,194 residents and the Charleston-North Charleston Metropolitan Statistical Area ("MSA") estimated population totaled 616,148, according to SNL. Population growth for Charleston County and the Charleston-North Charleston MSA is projected to be 8.79% and 10.88%, respectively, from 2006 to 2011. The Charleston area achieved an employment growth rate of 9.1% from 2000 through 2005, outpacing national employment growth of 3.5% during that same period, according to the Charleston Regional Development Alliance.

        Charleston is the beneficiary of significant investment and development. The South Carolina Department of Commerce reports that Charleston County has attracted over $653.7 million in announced capital investment since 2004. The Charleston Regional Development Alliance reports that since 1995, new and expanding companies invested more than $5 billion in the region. In its May 2006 issue, Inc. magazine ranked Charleston as one of "The Top U.S. Cities for Doing Business." The Charleston regional economy has attracted approximately 70 firms with internationally-owned operations, according to the Charleston Regional Development Alliance. These firms include Bosch, Berchtold, Maersk Sealand, Rhodia, and Holset Engineering. Domestic firms also maintain significant operations in the Charleston area, including MeadWestvaco, Nucor Steel, Alcoa, Arborgen, Blackbaud, and Piggly Wiggly. In addition, as of 2006, the U.S. Navy and the Charleston Air Force Base collectively employed over 21,800 full-time employees, according to the Charleston Metro Chamber of Commerce.

        Charleston is also a popular travel destination, which helps fuel the local economy. Conde Nast Traveler magazine has ranked Charleston as one of the country's top 10 domestic travel destinations for the past 13 years. According to the Charleston Metro Chamber of Commerce, in 2004, there were over 4.7 million visitors to the Charleston region with an aggregate regional economic impact of $5.7 billion. In addition, the total direct and indirect jobs in the Charleston region related to tourism were approximately 105,000 in 2004, resulting in aggregate earnings for local residents exceeding $1.45 billion.

        As of June 30, 2007, with two full-service branches in the Charleston market, we were the 17th largest bank in Charleston County, with $38.8 million in total deposits, or 0.55% of the approximately $7.04 billion of deposits in the market. The following table includes information from the FDIC website regarding deposit market share in Charleston County as of June 30, 2007:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	20	$2.04 billion	28.98%
2	Bank of America	16	1.12 billion	15.84%
3	First FS&LA of Charleston	17	929.8 million	13.21%
4	National Bank of South Carolina	6	467.0 million	6.64%
5	BB&T	7	369.5 million	5.25%
6	Tidelands	2	323.2 million	4.59%
7	First Citizens	14	293.6 million	4.17%
8	Community FirstBank	4	282.5 million	4.01%
9	Southcoast Community Bank	7	258.7 million	3.68%
10	Carolina First Bank	4	245.5 million	3.49%
	All others (15 institutions)	32	712.8 million	39.21%

	Total	129	$7.04 billion	100.00%

17	First National Bank	2	38.8 million	0.55%

Western Region

        The Western Region stretches from Spartanburg to the Georgia border along South Carolina's I-85 corridor. We opened a full-service branch at a temporary location in Greenville in October 2006. In June 2007, we completed our permanent branch and market headquarters on Pelham Road and relocated our Greenville full-service branch to this location. In August 2007, we opened a full-service branch in an existing facility in Greer, South Carolina.

        Greenville County is South Carolina's most populous county with 420,579 residents as of July 1, 2007 according to SNL. Greenville County's projected population growth from 2007 to 2012 is 7.3%. Greenville is also one of the state's wealthiest counties, with an estimated median income of $52,900 in 2007 versus $51,000 for the state of South Carolina according to U.S. Department of Housing and Urban Development.

        In the past decade, Greenville County has attracted more than $6 billion in new business investment, 43,000 new jobs and, according to the 2005 Greenville County Annual Report, is now considered the "economic engine of South Carolina." During the same period, Greenville County was rated first in the United States by Site Selection Magazine for both new and expanding international firms and, in 2002, was ranked fifth out of America's top 50 cities for European business expansion.

        As of June 30, 2007, with two full-service branches in the Greenville market, we were the 25th largest bank in Greenville County, with $17.8 million in total deposits, or 0.19% of the approximately $9.59 billion of deposits in the market. The following table includes information from the FDIC website regarding deposit market share in Greenville County as of June 30, 2007:

Rank	Bank	Branches	Total Deposits	Market Share
1	Carolina First Bank	13	$2.43 billion	25.39%
2	Wachovia	19	1.62 billion	16.88%
3	BB&T	20	1.34 billion	13.99%
4	Bank of America	16	917.8 million	9.57%
5	Suntrust Bank	17	467.0 million	4.87%
6	Greenville First Bank	3	388.6 million	4.05%
7	Bank of Travelers Rest	7	337.5 million	3.52%
8	Palmetto Bank	12	324.8 million	3.39%
9	First Citizens	11	269.7 million	2.81%
10	Greer State Bank	4	237.3 million	2.47%
	All others (19 institutions)	35	1.25 billion	13.06%

	Total	157	$9.59 billion	100.00%

25	First National Bank	1	17.8 million	0.19%

Northern Region

  York County

        The opening of our loan production office in February 2007 in Rock Hill marked our entry into the Northern Region of our franchise. This region includes growing York and Lancaster counties and the suburbs south of Charlotte, North Carolina and stretches down to the midlands area of South Carolina to encompass the Columbia market, in Richland County. Rock Hill is located 20 minutes south of Charlotte, North Carolina along the I-77 corridor. It is the home of Winthrop University and several business parks. Lancaster County has a population of 65,083 residents while York County has a population of 198,269 residents, of which 57,073 reside in Rock Hill according to SNL. York County attracted over $47.44 million in announced capital investment in 2005, according to the South Carolina Department of Commerce.

        According to SNL, York County had one of the highest median household incomes in the state at $53,522 projected for 2009. The three largest employers in York County are Wells Fargo Home Mortgage, Bowater and Duke Power. York and Lancaster Counties, combined, had $1.91 billion in deposits, as of June 30, 2007, according to the FDIC. We have received approval from the OCC to open a full-service branch, which will also serve as our York County market headquarters, at 2471 Hwy. 160, Ft. Mill, South Carolina 29715 in York County.

Midlands Region

        As discussed previously under "Merger with Carolina National", Columbia's central location in the state and convenient access to I-20, I-26, and I-77 makes this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. We plan to capitalize on Carolina National's existing footprint in our future development of our newly established Midlands Region.

Lending Activities

        General.    We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg, Charleston, Columbia, Greenville or Rock Hill markets. As of December 31, 2007, we had total loans, including mortgage loans held for sale, of $494.1 million, representing 84.2% of our total assets. We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers. We have adopted a credit grading system designed to help reduce the risk in our loan portfolio and to assist us in setting performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. In addition to having developed our own in-house credit review function, we engage outside firms to evaluate our loan portfolio. As of December 31, 2007, there were no loans accruing interest that were 90 days or more past due, we had no restructured loans, and our ratio of nonperforming assets to total assets was 2.8%. However, due to the recent deterioration of the South Carolina real estate market, we have identified adverse developments with respect to certain loans in our loan portfolio. In response to this determination, we increased the amount of impaired loans subsequent to the fourth quarter to $12 million as of December 31, 2007 to address the risks within our loan portfolio. Recent developments, including deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio.

        Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both. We are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank. As of December 31, 2007, $13.8 million, or approximately 2.9% of our loans and 29.0% of our capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.

        We have focused our lending activities primarily on small- and medium-sized business owners, commercial real estate developers, and professionals. We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2007, our 10 largest customer loan balances represented approximately $39.4 million, or 8.0% of the loan portfolio.

        Real Estate Mortgage Loans.    Loans secured by real estate mortgages are the principal component of our loan portfolio. To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in real estate whenever possible, in addition to other available collateral. As of December 31, 2007, loans secured by first or second mortgages on real estate made up approximately $434.3 million, or 87.8% of our loan portfolio.

        Within the broader category of real estate mortgage loans, the following table describes the loan categories of one-to-four family residential real estate loans, multi-family residential real estate loans, home equity loans, commercial real estate loans, and land loans as of December 31, 2007 (dollars in thousands):

Type of Real Estate Loan	Amount
One-to-four residential	$80,458
Multi-family residential	1,589
HELOC	31,032
Commercial real estate	226,194	(1)
Land	95,024

Total	$434,297	(2)

    (1)
    Includes SBA loans.

    (2)
    Total real estate loans does not include mortgage loans held for sale.

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

        Commercial Real Estate Loans.    As of December 31, 2007, our individual commercial real estate loans ranged in size from $6,700 to $4.5 million. The average commercial real estate loan size was approximately $440,000. Other than the SBA loans discussed below, these loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We prepare a credit analysis in addition to a cash flow analysis to support the loan. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

        Residential Real Estate Loans.    As of December 31, 2007, our individual residential real estate loans ranged in size from less than $1,000 to $1.9 million, with an average loan size of approximately $144,000. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with amortizations up to 20 years. To limit our risk, we offer fixed rate and variable rate loans for terms greater than 20 years through a third party, rather than originating and retaining these loans ourselves. Generally, we do not originate traditional long term residential mortgages for our portfolio, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit. As of December 31, 2007, included in the residential real estate loans was $27.8 million, or 34.7% of our residential loan portfolio, in first and second mortgages on individuals' homes.

        Home Equity Lines of Credit.    As of December 31, 2007, our individual home equity lines of credit ranged in size from less than $1,000 to $900,000, with an average balance of approximately $40,000. Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity. Approximately $31 million, or 7.1% of First National's real estate loans, are home equity lines of credit.

        Small Business Loans.    We offer small business loans that typically have terms of 25 years and are made with floating rates. These loans utilize government enhancements such as the SBA's 7(a) program and 504 programs and are partially guaranteed, which help to reduce their risk. These loans are generally secured by first or second mortgages on commercial real estate. Government guarantees of SBA loans are generally 75% of the loan. We usually sell the portion of loans that are secured by the SBA guarantee in the secondary market to provide additional liquidity and to provide a source of noninterest income. We typically retain servicing for these loans as at an agreed upon servicing rate for the life of the loan. In order to secure secondary sources of payment and liquidity, we typically require the personal guarantees of the principal owners.

        Wholesale Mortgage Loans Held for Sale.    Our wholesale mortgage division began operations in January 2007. This division offers a wide variety of conforming and non-conforming loans with fixed and variable rate options, although the trend is to move towards all loans being conforming or traditional mortgage loans. Conforming loans are those that are fully documented and are in amounts less than $417,000. The division offers FHA/VA and construction/permanent products to its customers.

The division's customers are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve its existing base of other community banks and mortgage brokers.

        Real Estate Construction and Land Development Loans.    We offer adjustable and fixed rate residential and commercial construction loans to builders and developers. As of December 31, 2007, our commercial construction and development real estate loans ranged in size from approximately $2,000 to $4.7 million, with an average loan size of approximately $569,000. As of December 31, 2007, our individual residential construction and development real estate loans ranged in size from less than $1,000 to $467,000, with an average loan size of approximately $143,000. The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  rising interest rates that may prevent sale of the property; and

  •
  failure to sell completed projects in a timely manner.

        As of December 31, 2007, total construction and development loans amounted to $180.3 million, or 36.5% of our total loan portfolio. Included in the $180.3 million were $34.7 million in construction loans, or 19.3% of our construction and development loan portfolio that were made to commercial construction developers.

        Commercial Business Loans.    Most of our commercial business loans are secured by first or second mortgages on real estate, as described above. We also make some commercial business loans that are not secured by real estate. We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services. As of December 31, 2007, our individual commercial business loans ranged in size from less than $1,000 to $1.4 million, with an average loan size of approximately $84,000. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans vary with many economic factors, including the economy in our market areas. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. As of December 31, 2007, commercial business loans amounted to $34.4 million, or 7.0%, of our total loan portfolio.

        Consumer Loans.    We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods up to 60 months. However, we will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because consumer loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. As of December 31, 2007, consumer loans amounted to $6.5 million, or 1.3% of our loan portfolio.

        Loan Approval.    Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be reviewed by the internal management loan committee comprised of voting members Mr. Calvert, Mr. Zabriskie, Mr. Murdoch, and Ms. Payne. Individual loan authorities for secured loans range from $5,000 for our retail lenders, to $500,000 for our senior lenders, and up to $750,000 for our chief executive officer. Any three concurring members of our management loan committee can approve loans up to $3.0 million. If the loans exceed $3.0 million, then a board of directors' loan committee comprised of Mr. Calvert and seven other directors may approve loans up $5.0 million. The Board of Directors, with any seven concurring members, can approve loans up to our legal lending limit.

        Credit Administration and Loan Review.    We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers. We maintain a continuous internal loan review system and engage an independent consultant on an annual basis to review loan files on a test basis to confirm our loan grading. Each loan officer is responsible for every loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer. The compensation of our lending officers is dependent in part on the asset quality of their loan portfolios. We have adopted an incentive plan under which our loan officers are eligible to receive cash bonuses for achieving monthly and annual goals relating to, among other things, loan production and maintenance of minimum quality levels for the officer's loan portfolio.

        Our dedication to strong credit quality is reinforced by our internal credit review process and performance benchmarks in the areas of nonperforming assets, charge-offs, past dues, and loan documentation. As we continue to grow, we intend to add additional employees to assist with credit administration and loan review. In addition to our own in-house credit review function, we currently engage an outside firm to evaluate our loan portfolio on a quarterly basis for credit quality, a second outside firm for compliance issues on an annual basis, and a third outside firm to provide advice and recommendations and respond to specific inquiries at any time.

        Lending Limits.    Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank's capital and unimpaired surplus. This limit will increase or decrease as the bank's capital increases or decreases. Based upon the capitalization of the bank as of December 31, 2007, our legal lending limit was approximately $7.8 million. We sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

Deposit Services

        One of our principal sources of funds is core deposits (deposits other than time deposits of $100,000 or more). As of December 31, 2007, approximately 81.2% of our total deposits were obtained from within our branch network. We also rely on time deposits of $100,000 or more to support our growth, which are generally obtained through brokers with who we maintain ongoing relationships. We do not obtain time deposits of $100,000 or more through the internet. As of December 31, 2007, 59.9% of our total time deposits were deposits of $100,000 or more.

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

Wholesale Mortgage Services

        We opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of ten individuals. It offers a wide variety of conforming and non-conforming loans with fixed and variable rate options, although the trend is to move towards all loans being conforming or traditional mortgage loans. Conforming loans are those that are fully documented and are in amounts less than $417,000. The division does not engage in the practice of subprime lending which refers to making loans to borrowers who do not qualify for market interest rates due to various risk factors, such as income level, size of the down payment made, credit history and employment status. The division also offers FHA/VA and construction/permanent products to its customers. Loans originated through the division are sold to secondary market investors pursuant to commitments secured at the time the loan rate is locked in for the customer. The division's customers are located primarily in South Carolina. First National anticipates the wholesale mortgage division will continue to serve its existing base of other community banks and mortgage brokers.

Other Banking Services

        We offer other bank services including safe deposit boxes, traveler's checks, direct deposit, United States savings bonds, and banking by mail. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We provide ATM transactions to our customers at no charge; however, we receive ATM transaction fees from transactions performed at our branches by persons who are not customers of the bank. We are associated with the Cirrus and Pulse ATM networks, which are available to our customers throughout the country. Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider. We have contracted with an outside vendor to provide our core data processing services and our ATM processing. Given our current size, we believe that outsourcing these services reduces our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period.

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

17

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

First National Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

        As a bank holding company we have elected to be treated as a "financial holding company," which allows us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. Now that we have elected for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

        Change in Control.    In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of a bank holding company. Our common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength.    In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. If the bank were to become "under-capitalized (see below "First National Bank of the South—Prompt Corrective Action"), we would be required to provide a guarantee of the bank's plan to return to capital adequacy. Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution's financial condition. Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

        Capital Requirements.    The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratios of "certain" capital to risk-weighted assets. These requirements are essentially the same as those that apply to the bank and are described below under "First National Bank of the

South—Capital Regulations." Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends depends on the bank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in "First National Bank of the South—Dividends." We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation.    As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "S.C. Board"). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First National Bank of the South

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the bank are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. Accordingly, the FDIC also has enforcement authority over the bank. Together, the OCC and the FDIC regulate or monitor virtually all areas of the bank's operations, including:

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

        The OCC requires that the bank maintain specified capital ratios of capital to assets and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

        The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of Total capital to risk-weighted assets, and the "leverage ratio," which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

        The minimum capital ratios for both the company and the bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as "well-capitalized," the bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

        Prompt Corrective Action.    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a "prompt corrective action" program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank's capital position or financial condition declines below the "Adequately Capitalized" level described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. The OCC's regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank's normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

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

        As of December 31, 2007, the bank was deemed to be "well capitalized."

        Standards for Safety and Soundness.    The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

        Regulatory Examination.    The OCC also requires the bank to prepare annual reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

  •
  internal controls;

  •
  information systems and audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  interest rate risk exposure; and

  •
  asset quality.

        Deposit Insurance and Assessments.    Deposits at the bank are insured by the Deposit Insurance Fund (the "DIF") as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the company, and long-term debt issuer ratings for large institutions that have such ratings. The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category. This category is expected to encompass substantially all insured institutions, including the bank. A one time assessment credit is available to offset up to 100% of the 2007 assessment. Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010. For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

        The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits. For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

        Transactions with Affiliates and Insiders.    The company is a legal entity separate and distinct from the bank and its other subsidiaries. Various legal limitations restrict the bank from lending or otherwise supplying funds to the company or its non-bank subsidiaries. The company and the bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The bank is forbidden to purchase low quality assets from an affiliate.

        Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

        The bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        Dividends.    The company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the bank. Statutory and regulatory limitations apply to the bank's payment of dividends to the company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determine that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

        Branching.    National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

        Anti-Tying Restrictions.    Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

        Finance Subsidiaries.    Under the Gramm-Leach-Bliley Act (the "GLBA"), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form "financial subsidiaries" that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank's equity investment in the financial subsidiary be deducted from the bank's assets and tangible equity for purposes of calculating the bank's capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

        Consumer Protection Regulations.    Activities of the bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

        Enforcement Powers.    The bank and its "institution-affiliated parties," including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Anti-Money Laundering.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and "knowing your customer" in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing "cease and desist" orders and money penalty sanctions against institutions found to be violating these obligations.

        USA PATRIOT Act/Bank Secrecy Act.    Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

        Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control ("OFAC"), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with "enemies" of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is our policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. We are subject to these standards, as well as standards for notifying consumers in the event of a security breach.

        Like other lending institutions, our bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Check 21.    The Check Clearing for the 21st Century Act gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring the re-crediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

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

        As of June 30, 2007, there were 15 other financial institutions in Spartanburg County, 24 other financial institutions in Charleston County, 28 other financial institutions in Greenville County, 18 other financial institutions in Richland County, and 12 other financial institutions in York County. We compete with institutions in these markets both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, and Wachovia. These institutions offer some services, such as extensive and established branch networks, that we do not provide. Other local or regional financial institutions, such as First Citizens Bank of South Carolina and Arthur State Bank in Spartanburg, The Bank of South Carolina and Community FirstBank in Charleston, Greenville First and Grand South Bank in Greenville, and the National Bank of South Carolina and Carolina National Bank and Trust in Columbia, have considerable business relationships and ties in their respective communities that assist them in competing for attracting customers.

        We also compete with credit unions, in particular, in attracting deposits from retail customers. Additionally, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks.

        We believe our emphasis on decision-making by our market executives and our management's and directors' ties to the communities in which we operate provide us with a competitive advantage.

Employees

        As of February 6, 2008, we had 136 employees, of which 15 were part-time. These employees provide the majority of their services to our bank.

Item 1A.    Risk Factors.

        Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K..

Changes in interest rates and our ability to successfully manage interest rates may reduce our profitability.

        Our profitability depends in large part on the net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We believe that we are asset sensitive over a one-year time frame, which means that our net interest income will generally rise in higher interest rate environments and decline in lower interest rate environments. Our net interest income will be adversely affected if the market interest rate changes such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. The Federal Reserve has made significant changes in interest rates during the last few years, including three cuts in the first quarter of 2008 totaling 200 basis points, following three cuts totaling 100 basis points made during late 2007. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective, which could adversely affect our financial condition and results of operations. In addition, there are costs associated with our risk management techniques, and these costs could be material.

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

Significant risks accompany our recent and continued expansion.

        We have recently experienced significant growth, and will likely continue to grow by opening new branches or loan production offices and through acquisitions. Such expansion could place a strain on our resources, systems, operations, and cash flow. Our ability to manage this expansion will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. Because we may continue to grow by opening new branches or loan production offices and acquiring banks or branches of other banks that we believe provide a strategic fit with our business, we cannot assure you that we will be able to adequately or profitably manage this growth. Risks associated with acquisition activity include the following:

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

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both. As of December 31, 2007, approximately $13.8 million, or approximately 2.91% of our loans, net of unearned income, had loan-to-value ratios that exceeded regulatory supervisory limits. We generally consider making such loans only after taking into account the financial strength of the borrower. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

We could sustain losses from a decline in credit quality.

        Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if borrowers, guarantors, or related parties fail to perform in accordance with the terms of their loans or if we fail to detect or respond to deterioration in asset quality in a timely manner. Problems with credit quality or asset quality could cause our interest income and net interest margin to decrease, which could adversely affect our business, financial condition, and results of operations. During December of 2007, we identified adverse developments with respect to certain loans in our loan portfolio. In response to this determination, we increased the amount of nonperforming assets during the fourth quarter of 2007 to $14.3 million to address the risks within our loan portfolio. In our earnings release on January 16, 2008, we initially reported $7 million in nonperforming loans as of December 31, 2007, in addition to $2.3 million in other real estate owned. However, due to recent developments since December 31, 2007, we have recognized and retroactively reflected an additional $5 million in nonperforming assets for a total of $9.3 million in nonperforming assets. Recent developments, including deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses to increase, which could also adversely affect our business, financial condition, and results of operations.

We have a concentration of credit exposure in commercial real estate and a downturn in commercial real estate could adversely affect our business, financial condition, and results of operations.

        As of December 31, 2007, we had approximately $322.8 million in loans outstanding to borrowers in the commercial real estate industry, representing approximately 65.3% of our total loans outstanding as of that date. The real estate consists primarily of owner-occupied properties, warehouse and other commercial properties. These types of loans are generally viewed as having more risk of default than residential real estate loans. They are also typically larger than residential real estate loans and consumer loans and depend on cash flows from the owner's business or the property to service the debt. Cash flows may be affected significantly by general economic conditions, and a downturn in the local economy or in occupancy rates in the local economy where the property is located could increase the likelihood of default. Because our loan portfolio contains a number of commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in our level of non-performing loans. An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

        Our commercial real estate loans have grown 8.2%, or $17.1 million, since December 31, 2006. The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

We have a high concentration of construction and development loans in our loan portfolio, which carry a higher degree of risk than long-term financing of existing properties.

        As of December 31, 2007, total construction and development loans amounted to $180.3 million, or 36.5%, of our total loan portfolio. Included in the $180.3 million was $34.7 million outstanding under construction loan facilities, or 19.3% of our construction and development loan portfolio, that were made to commercial construction developers. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

  •
  cost overruns;

  •
  mismanaged construction;

  •
  inferior or improper construction techniques;

  •
  economic changes or downturns during construction;

  •
  rising interest rates that may prevent sale of the property; and

  •
  failure to sell completed projects or units in a timely manner.

        The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase First National's percentage of non-performing assets. An increase in non-performing loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on First National's financial condition and results of operations.

A downturn in the real estate market in our market areas could adversely affect our profitability and financial condition.

        A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Although we closely monitor and manage risk concentrations and utilizes various portfolio management practices, our loan portfolio contains a number of real estate loans with relatively large balances. The deterioration of one or a few of these loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

        We intend to expand our banking network over the next several years, not just in our current market areas of Spartanburg, Charleston, Greenville, Columbia, and Rock Hill but also in other fast-growing markets throughout South Carolina, and in contiguous states. We believe that to expand into new markets successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. Many experienced banking professionals employed by our competitor are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. The market for highly qualified banking professionals is competitive, and we cannot assure that we will be successful in attracting, hiring, motivating or retaining them.

        In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new branches effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

We depend on key individuals, and the unexpected loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

        Jerry L. Calvert, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding. If we lose Mr. Calvert's services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Calvert and other key management personnel in each of our market areas. Our success also depends in part on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel, including our chief financial officer, Kitty B. Payne, our retail banking manager, Robert W. Murdoch, Jr., and our chief lending officer, David H. Zabriskie. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of the services of several of these key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

Our business strategy includes the continuation and successful management of significant growth, and if we fail to grow or fail to manage our growth effectively as we pursue our strategy, these failures could negatively affect our financial condition and results of operations.

        We intend to continue developing our business by pursuing a significant growth strategy primarily centered around a branching strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. In order to execute our growth strategy successfully, we must, among other things, continue our loan growth, improve our profitability and utilize technology to enhance customer service and maximize deposit growth. In addition, our ability to successfully grow will depend on the continued availability of desirable business opportunities, our ability to attract and retain highly qualified employees and the competitive responses from other financial institutions in our market. If we are unable to hire additional employees or if we are unable to retain our current employees, our staffing levels will be insufficient to support the planned growth, and our business, financial condition, and results of operations would be adversely affected.

        We may not be able to expand our market presence in our existing markets or successfully enter new markets or guarantee that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

The building of market share through our de novo branching strategy could cause our expenses to increase faster than our revenues.

        We intend to continue to build market share through our de novo branching strategy in addition to our acquisition strategy. We opened a new branch in downtown Charleston in April 2007 and relocated our Greenville branch, which originally opened in October 2006, to a permanent location at our new Greenville market headquarters in June 2007. We also opened a new branch in Greer, South Carolina in August 2007. We have received OCC approval and intend to open at least two new branches in 2008, one in Lexington, South Carolina and one in York County, South Carolina. We may identify other branch locations and request approval from our banking regulators to open full-service branches. There are considerable costs involved in opening branches. New branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least one year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of new branches. In addition, we may be unable to open any additional branches and, if we do open these branches, they may not be profitable.

The lack of seasoning of our loan portfolio makes it difficult to assess the adequacy of our loan loss reserves accurately.

        We attempt to maintain an appropriate allowance for loan losses to provide for losses inherent in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

  •
  an ongoing review of the quality, mix, and size of our overall loan portfolio;

  •
  our historical loan loss experience;

  •
  evaluation of economic conditions;

  •
  regular reviews of loan delinquencies and loan portfolio quality; and

  •
  the amount and quality of collateral, including guarantees, securing the loans.

        However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio was originated recently. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning. As a result, a portfolio of more mature loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If charge-offs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

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

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if it relies on misleading information.

        In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

        We target the banking and financial services needs of small- and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

An economic downturn, especially one affecting the market areas of Spartanburg, Charleston, Greenville, Rock Hill, or Columbia, could reduce our customer base, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the general economic conditions in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 89.2% of our interest income for the year ended December 31, 2007. If an economic downturn occurs in the economy as a whole, or in the market areas of Spartanburg, Charleston, Greenville, Rock Hill or Columbia, borrowers may be less likely to repay their loans as scheduled.

        Moreover, the value and liquidity of real estate or other collateral that may secure our loans in our market areas could be adversely affected by an economic downturn. Real estate values in our market areas have risen substantially over the last several years. If the value of real estate decreases or does not continue to rise, our business could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies or markets. We often secure loans with real estate collateral. As of December 31, 2007, approximately 87.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our business, financial condition, and results of operations could be negatively affected. An economic downturn, including a decline in the real estate market, could, therefore, result in losses that materially and adversely affect our business.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

        Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and reliance on our historic allowance for loan losses may not be adequate. Approximately

72.2% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

Our recent operating results may not be indicative of our future operating results.

        We may not be able to sustain our historical rate of growth or even grow our business at all. As we continue to expand, it will become increasing difficult for us to replicate our historical earnings growth. Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our business, financial condition, and results of operation may be adversely affected because a high percentage of our operating costs are fixed expenses and would not experience a proportionate decrease.

Liquidity needs could adversely affect our financial condition and results of operation.

        We rely on dividends from our bank as our primary source of funds. The primary sources of funds of our bank subsidiary are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

        Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the OCC, the FDIC, and the Federal Reserve Board. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain "well capitalized" and "well managed" for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

        The laws and regulations applicable to the banking industry could change at any time, and the effects of these changes on our business and profitability cannot be predicted. For example, new legislation or regulation could limit the manner in which we may conduct business, including our ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. Moreover, as a regulated entity, we can be requested by regulators to implement changes to our operations. We have addressed areas of regulatory concern, including interest rate risk, through the adoption of board resolutions and improved policies and procedures.

Changes in federal laws could adversely affect our wholesale mortgage division.

        Changes in federal laws regarding the oversight of mortgage brokers and lenders could adversely affect our ability to originate, finance, and sell residential mortgage loans. The enactment of federal laws, such as licensing requirements for mortgage brokers, applicable to the types of mortgage loans originated could increase costs of operations and adversely affect origination volume, which would negatively impact our business, financial condition, and results of operation.

We face strong competition for customers in our market areas, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract deposits.

        The banking business is highly competitive and the level of competition facing us may increase further. We experience competition in our markets from commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

        We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many competitors are well-established, larger financial institutions, such as BB&T, Bank of America, and Wachovia with substantially greater access to capital and other resources. These institutions offer larger lending limits and some services, such as extensive and established branch networks, that we do not provide. In new markets, we will also compete against well-established community banks that have developed relationships within the community.

        Our relatively smaller size can be a competitive disadvantage due to the lack of multi-state geographic diversification and the inability to spread our marketing costs across a broader market. We may not be able to compete successfully with other financial institutions in our markets may have to pay higher interest rates, as we have done in some marketing promotions in the past to attract deposits, resulting in reduced profitability. In addition to paying higher interest rates to attract deposits, we may need to find alternative funding sources to fund the growth in our loan portfolio. In 2007, deposit growth was not sufficient to fund our loan growth and we have used proceeds from the sale of our Series A Preferred Stock, Federal Home Loan Bank advances, out-of-market time deposits and principal and interest payments on available-for-sale securities to make up the difference. However, our borrowing ability is limited and we may be put in the position of choosing between slowing the growth of our loan portfolio or contraction in our net interest margin if we must pay higher rates for deposits and borrowings.

Our growth may require us to raise additional capital that may not be available when it is needed, or at all.

        Regulatory authorities require us to maintain adequate levels of capital to support our operations. In the future, it may need to raise additional capital to support continued growth. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we issue additional equity capital, its existing shareholders' interest would be diluted.

Efforts to comply with the Sarbanes-Oxley Act of 2002 will continue to involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act of 2002 may adversely affect business.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and expect to continue to experience, greater compliance costs, including costs of completing our audit and the costs related to maintaining and certifying internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

        In addition, the rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We may identify a material weakness or a significant deficiency in our internal control over financial reporting that may adversely affect our ability to properly account for non-routine transactions.

        As we have grown and expanded, we have added, and expect to continue to acquire or continue to add, businesses and other activities that complement our core retail and commercial banking functions. Such acquisitions or additions frequently involve complex operational and financial reporting issues that can influence management's internal control system. While we make every effort to thoroughly understand any new activity or acquired entity's business process and properly integrate it into our company, we can give no assurance that we will not encounter operational and financial reporting difficulties impacting our internal control over financial reporting.

Item 1B.    Unresolved Staff Comments.

        We have no unresolved staff comments with the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.    Properties.

Properties

        The following table provides information about our properties:

Location	Owned/Leased	Expiration	Square Footage and Description
Spartanburg County, South Carolina
Corporate Headquarters and Main Office 215 North Pine Street Spartanburg, South Carolina	Leased(1)	02/15/2032
Approximately 3.0 acre site which includes a 15,000 square foot building with office space and a full-service branch opened in February 2001 as well as an additional 14,500 square feet of finished space housing our operations center completed in April 2007
2680 Reidville Road Spartanburg, South Carolina	Owned/Leased(2)	05/30/2020	3,500 square foot branch office opened in 2000
3090 Boiling Springs Road Boiling Springs, South Carolina	Leased(1)	02/15/2032	3,000 square foot branch office opened in 2002
Charleston County, South Carolina
Market Headquarters 140 East Bay Street Charleston, South Carolina	Leased	08/31/2016	5,379 square foot market headquarters and full-service branch office in historic downtown Charleston opened in April 2007
651 Johnnie Dodds Blvd. Mount Pleasant, South Carolina	Leased(3)	10/09/2032	1,700 square foot branch office opened in 2005
260 Seven Farms Dr., Suite B Daniel Island, South Carolina	Leased	01/31/2009	853 square foot loan production office opened in February 2006

Greenville County, South Carolina
Market Headquarters 3401 Pelham Road Greenville, South Carolina	Leased(3)	10/9/2032	6,000 square foot full-service branch office and market headquarters opened in June 2007
713 Wade Hampton Blvd. Greer, South Carolina	Leased(3)	10/9/2032	3,000 square foot full-service branch office opened in August 2007
200 North Main Street Suite 200 Greenville, South Carolina	Leased	10/31/2008	1,700 square foot office housing our wholesale mortgage division opened in January 2007
Richland County, South Carolina(4)
Market Headquarters 1350 Main Street Columbia, South Carolina	Leased	1/31/2012	9,718 square foot full-service branch office acquired in Carolina National acquisition in January 2008
4840 Forest Drive Columbia, South Carolina	Leased	1/31/2012	2,000 square foot full-service branch office acquired in Carolina National acquisition in January 2008
Corner of Two Notch Road and Sparkleberry Lane Columbia, South Carolina	Leased	8/31/2015	2,000 square foot full-service branch office acquired in Carolina National acquisition in January 2008
6041 Garner's Ferry Road Columbia, South Carolina	Leased	4/30/2021	3,309 square foot full-service branch office acquired in Carolina National acquisition in January 2008

York County, South Carolina
724 Arden Way, Suite 230 Rock Hill, South Carolina	Leased	03/01/2008	1,188 square foot loan production office opened in February 2007

(1)
These properties were part of the sale/leaseback transaction we entered into in February 2007 with First National Holdings, LLC, a limited liability company owned by nine non-management directors. See "First National Relationships and Related Transactions" for a more detailed description of this transaction.

(2)
We have a ground lease for the land and own the building and land improvements.

(3)
These properties were part of a sale/leaseback transaction we entered into in October 2007 with First National Holdings II, LLC, a limited liability company owned by eight non-management directors. See "First National Relationships and Related Transactions" for a more detailed description of this transaction.

(4)
We also lease a parcel of land one block from the market headquarters office on which we operate a drive-through facility under a long-term lease. We lease office space in the St. Andrews area of western Richland County on a month-to-month basis where we operate a loan production office.

        We intend to open a full-service branch office in Lexington County, South Carolina in 2008 on a parcel of land which we currently lease on a long-term basis. We also intend to open a full-service branch in York County, South Carolina in 2008 on a parcel of land that we purchased in January of 2008 for approximately $1.4 million. As part of our strategy to minimize nonearning assets, we may exercise future sale/leaseback transactions for the remaining properties we own. As part of our growth and expansion strategy, we may contract to acquire additional sites in the future to further expand our branch network and support infrastructure growth. We analyze each transaction to determine whether owning or leasing the real property is the most efficient method of ownership of these properties and may contract to sell and lease back future acquired sites.

Item 3.    Legal Proceedings.

        There are no material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held a special meeting of shareholders on December 13, 2007 to consider and vote upon (i) a proposal to approve the Agreement and Plan of Merger dated August 26, 2007, by and between First National and Carolina National Corporation (the "Merger Agreement") pursuant to which Carolina National would merge with and into First National and (ii) a proposal to authorize the board of directors to adjourn the special meeting to allow time for further solicitation of proxies in the event there were insufficient votes present at the special meeting, in person or by proxy, to approve the Agreement and Plan of Merger. There were 2,667,235 votes cast in favor of the proposal to approve the Merger Agreement, 29,284 votes cast against or withheld in respect of the proposal, and 14,246 votes abstained.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on The NASDAQ Global Market under the symbol "FNSC." As of March 31, 2008, there were 1,341 shareholders of record.

        The following table shows the high and low sales prices published by NASDAQ beginning with the fourth quarter of 2007. For the prior periods indicated, the table shows the reported high and low bid information on the OTC Bulletin Board. The OTC Bulletin Board prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices shown reflect historical activity and have been adjusted for the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

	2007		2006		2005
	High	Low	High	Low	High	Low
First Quarter	$19.39	$14.87	$20.32	$15.94	$16.46	$14.10
Second Quarter	18.73	14.40	19.63	14.32	17.64	13.81
Third Quarter	15.50	12.95	18.00	14.72	17.64	13.34
Fourth Quarter	15.47	11.60	15.61	14.52	18.22	12.35

        Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, we cannot pay cash dividends on our common stock during any calendar quarter unless full dividends on the Series A Preferred Stock for the dividend period ending during the calendar quarter have been declared and we have not failed to pay a dividend in the full amount of the Series A Preferred Stock with respect to the period in which such dividend payment in respect of our common stock would occur.

        All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the Board of Directors. To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and, therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

        The following table sets forth equity compensation plan information as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c) (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	299,965	$7.04	100,355
Equity compensation plans not approved by security holders(2)	663,509	$3.92	—

Total	963,474	$4.89	100,355

(1)
Pursuant to the Merger Agreement approved at special meetings of the First National and Carolina National shareholders held in December of 2007, an additional 141,346 shares of common stock are reserved for issuance upon the exercise of options outstanding as of the effective date of the Merger that were converted into options to purchase shares of First National common stock.

(2)
Each of our organizers received, for no additional consideration, a warrant to purchase two shares of common stock for $3.92 per share (adjusted for 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, and 6% stock dividend distributed May 16, 2006 and the 7% stock dividend distributed on March 30, 2007) for every three shares purchased during our initial public offering completed in February 2000. The warrants are represented by separate warrant agreements. One-fifth of the warrants vested on each of the first five anniversaries of the completion of the offering and they are exercisable in whole or in part during the ten-year period following that date. The warrants may not be assigned, transferred, pledged or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the OCC or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6.    Selected Financial Data.

Selected Consolidated Financial and Other Information
(dollars in thousands, except per share data)

	2007	2006	2005	2004	2003
Summary of Operations
Net interest income	$17,503	$14,161	$9,511	$6,512	$4,570
Provision for loan losses	1,396	1,192	594	679	518
Noninterest income	4,151	2,079	1,855	1,771	1,377
Noninterest expense	14,159	8,901	6,476	4,966	4,087
Income taxes	2,039	2,095	1,461	823	425
Net income	$4,060	$4,052	$2,835	$1,815	$916
Per common share—basic	$0.93	$1.12	$0.90	$0.59	$0.30
Per common share—diluted	$0.84	$0.94	$0.73	$0.49	$0.26
Year End Balance Sheets
Investment securities	$70,530	$63,374	$45,151	$36,165	$36,174
Loans, net of unearned income	474,685	379,490	251,405	188,508	130,421
Allowance for loan losses	4,951	3,795	2,719	2,259	1,630
Mortgage loans held for sale	19,408	—	—	—	—
Total assets	586,774	465,382	328,769	236,344	180,663
Noninterest-bearing deposits	44,466	31,321	18,379	15,695	13,345
Interest-bearing deposits	427,362	345,380	253,316	176,116	141,388
FHLB advances and other borrowed funds	51,051	45,446	26,612	23,079	9,500
Junior subordinated debentures	13,403	13,403	6,186	6,186	3,093
Shareholders' equity	47,556	26,990	22,029	13,911	12,228
Book value per share (diluted)	$8.49	$7.29	$6.21	$4.53	$3.99
Average Balance Sheets
Investment securities	$69,785	52,423	39,683	35,352	$27,989
Loans, net of unearned income	430,683	314,610	222,026	160,914	112,804
Total interest-earning assets	516,757	373,253	269,745	199,653	149,804
Noninterest-bearing demand deposits	32,588	23,056	18,009	15,641	12,206
Interest-bearing deposits	394,223	285,522	208,854	159,386	124,256
FHLB advances	$41,014	33,421	27,966	13,657	$8,436
Ratios and Other Data
Return on average assets	0.76%	1.05%	1.01%	0.87%	0.58%
Return on average equity	10.89%	16.82%	17.72%	13.87%	7.68%
Net interest margin	3.39%	3.79%	3.53%	3.26%	3.05%
Efficiency ratio	65.39%	54.81%	56.98%	59.94%	68.72%
Total risk-based capital ratio	13.48%	11.13%	13.16%	12.21%	12.91%
Net chargeoffs to average loans	0.06%	0.04%	0.06%	0.03%	0.05%
Nonperforming assets to loans year end	3.02%	0.15%	0.16%	0.03%	0.23%
Allowance for loan losses to loans, year end	1.04%	1.00%	1.08%	1.20%	1.25%
Closing market price per share	$13.14	$14.95	$17.60	$15.58	$7.35
Price to earnings, year end	15.64	15.90	24.11	31.80	28.26

        All share and per share data reflects the 3 for 2 stock splits distributed on March 1, 2004, and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

FIRST NATIONAL BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

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

Overview

        Our business strategy has produced consistent growth in assets, loans and deposits, with strong earnings performance. We became cumulatively profitable during the third quarter of 2003, and we have been profitable in each quarter since recording our first quarterly profit in the fourth quarter of 2001.

        The following table sets forth selected measures of our financial performance for the periods indicated (dollars in thousands).

As of or for the Years Ended December 31,

	2007	2006	2005
Total revenue(1)	$21,654	$16,240	$11,366
Net income	4,060	4,052	2,835
Total assets	586,513	465,382	328,679
Total loans(2)	474,685	379,490	251,405
Total deposits	471,828	376,701	271,695

    (1)
    Total revenue equals net interest income plus total noninterest income.

    (2)
    Includes nonperforming loans, net of unearned income; does not include mortgage loans held for sale.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2007, as included in our annual report.

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

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management's estimates provided in our consolidated financial statements. Please see "Allowance for Loan Losses" for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Summary

        Our net income was $4.1 million, or $0.84 per diluted share, for the year ended December 31, 2007, as compared with $4.0 million, or $0.94 per diluted share, for the year ended December 31, 2006. Diluted shares outstanding for the year ended December 31, 2007 increased by 12.1% over 2006, primarily due to the dilutive effects resulting from the noncumulative convertible perpetual preferred stock issued in July 2007, and this reduced earnings per diluted share. Net interest income for the year ended December 31, 2007 increased by 23.6%, or $3.3 million, as compared to the same period in 2006, primarily due to the growth in average earning assets during 2007 of $144 million, or 38.4%. The relatively smaller increase in net interest income during 2007 resulted from a reduction in net interest margin of 40 basis points during the year to 3.39%, primarily due to the 100 basis point reduction in the federal funds rate during 2007. Since the majority of our earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest rates on deposit and other interest-bearing liabilities, most of which pay interest at fixed rates, decline, interest expense should decrease, allowing the net interest margin to stabilize. Due to continued rate cuts by the Federal Reserve, our net interest margin has not stabilized during the early months of 2008.

        Our net income was $4.0 million, or $0.94 per diluted share, for the year ended December 31, 2006, as compared with $2.8 million, or $0.73 per diluted share, for the year ended December 31, 2005. The 42.9% increase in net income in 2006 over 2005 was primarily driven by a $4.7 million, or 48.9%, increase in net interest income. The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans. The favorable blend of variable-rate to fixed-rate loans more than offset the increase in deposits. In our deposit portfolio, the cost of funds was driven by increased rates, which outweighed the increase in volume for 2006.

        Our return on average assets decreased by 29 basis points from 1.05% in 2006 to 0.76% in 2007 due to the flat net income compared to an increased average asset base. The diminished return on assets reflects the impact of the decreased net interest margin. Loans continued to grow consistently and to contribute to net interest income as our most lucrative earning asset, but their positive contribution was outweighed by the increased cost of funds, whereas deposit rates contributed approximately $7.0 million in costs, while deposit growth generated substantially less expense at $3.5 million. In contrast, loan growth, at $8.1 million, contributed almost the same level of expense as loan rates, at $9.2 million.

        Our return on average assets increased four basis points from 1.01% in 2005 to 1.05% in 2006. We were able to accomplish this result due to an increase in the net interest margin from 3.53% in 2005 to 3.79% in 2006, an increase in average loans as a percentage of average earning assets from 82.3% as of December 31, 2005, to 84.3% as of December 31, 2006, and an improvement in the efficiency ratio from 56.98% in 2005 to 54.81% in 2006. While the increase in net interest margin is significant in 2006, the increased loan volume was the dominant force behind our improved return on average assets. Loan volume contributed approximately $6.4 million to the increase in our net interest income of $4.6 million, while loan rates generated $4.3 million.

        Our return on average equity decreased dramatically by 593 basis points, from 16.82% in 2006 to 10.89% in 2007. This decrease is driven by the large increase in our average equity due to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007, while our net income remained about the same from 2006 to 2007. In addition, noninterest expense increased during 2007 due to the expansion of our branch network and the continued development of our infrastructure.

        Our return on average equity decreased by 90 basis points from 17.72% in 2005 to 16.82% in 2006. This decrease is primarily due to the 50.6% increase in average equity from year to year due to receiving $6.3 million in net proceeds from the completion of our secondary stock offering in December 2005.

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

        Our net interest income increased $3.3 million, or 23.6%, to $17.5 million in 2007, from $14.2 million in 2006. Our net interest income increased $4.7 million, or 48.9%, to $14.2 million in 2006, from $9.5 million in 2005. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase in our average earning assets of 38.4% in 2007, which was partially offset by a decrease in our net interest margin of 40 basis points from 3.79% to 3.39% for the years ended December 31, 2006 and 2007, respectively. The decrease in the net interest margin is primarily attributable to the high cost of deposits due to the increases in the prime rate that occurred throughout 2006. In the first six months of 2008, approximately $164 million in retail and wholesale time deposits (representing approximately 56% of all such deposits we hold), will mature and reprice, with the expectation being a corresponding reduction in the cost of funds in 2008.

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

        Our net interest income for the year ended December 31, 2006 also was positively influenced by the increase in our net interest margin following the twelve increases in the prime rate of interest since 2004 for a total of 300 basis points through December 31, 2006. Since we are asset-sensitive over a one-year time period, our net interest income on our existing earning asset base increases when the prime rate rises.

        The following table sets forth, for the years ended December 31, 2007, 2006 and 2005, information related to our average balances, yields on average assets, and costs of average liabilities. We derived average balances from the daily balances throughout the periods indicated. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates
For the Years Ended December 31,

	2007			2006			2005
	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Loans, excluding held for sale	$430,683	$35,661	8.28%	$314,610	$26,237	8.34%	$222,026	$15,461	6.96%
Mortgage loans held for sale	10,384	668	6.43%	—	—	—	—	—	—
Investment securities	69,785	3,293	4.72%	52,423	2,329	4.44%	39,683	1,581	3.98%
Federal funds sold and other	5,905	346	5.86%	6,220	320	5.14%	8,037	299	3.72%

Total interest-earning assets	$516,757	$39,968	7.73%	$373,253	$28,886	7.74%	$269,746	$17,341	6.43%

Time deposits	$272,730	$13,940	5.11%	$201,957	$9,129	4.52%	$144,082	$5,001	3.47%
Savings & money market	76,184	3,445	4.52%	57,962	2,331	4.02%	42,865	1,141	2.66%
NOW accounts	45,285	1,487	3.28%	25,603	674	2.63%	21,907	343	1.57%
FHLB advances	41,014	1,957	4.77%	33,421	1,570	4.70%	27,966	925	3.31%
Junior suborindated debentures	13,403	1,025	7.65%	11,663	877	7.52%	6,186	380	6.14%
Federal funds purchased and short-term borrowings	10,864	611	5.63%	2,612	144	5.51%	1,329	40	3.01%

Total interest-bearing liabilities	$459,480	$22,465	4.89%	$333,218	$14,725	4.42%	$244,335	$7,830	3.20%

Net interest spread			2.84%			3.32%			3.23%
Net interest income/margin		$17,503	3.39%		$14,161	3.79%		$9,511	3.53%

Noninterest-bearing demand deposits	$32,588			$23,056			$18,009

        The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.84% for the year ended December 31, 2007, compared to 3.32% for the year ended December 31, 2006 and 3.23% for the year ended December 31, 2005. Our consolidated net interest margin, which is net interest income divided by average interest- earning assets for the period, was 3.39% for the year ended December 31, 2007, as compared to 3.79% for the year ended December 31, 2006 and 3.53% for the year ended December 31, 2005.

        The decrease in our net interest spread and our net interest margin from 2006 to 2007 was principally due to the faster decrease in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the three decreases in the prime rate during 2007. We anticipate that growth in loans will continue to drive the growth in assets and the growth in net interest income. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet's interest rate sensitivity all factor into changes in net interest income. Therefore, improving our net interest income in the current challenging market will continue to require deliberate and attentive management.

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

	Changes in Net Interest Income
	For the Years Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to			For the Years Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to			For the Years Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Rate	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$(42)	$122	$80	$(68)	$89	$21	$173	$48	$221
Investment securities	664	989	1,653	507	240	748	173	(12)	161
Mortgage loans held for sale	668	—	668	—	—	—	—	—	—
Loans(1)	8,052	9,151	17,203	6,444	4,329	10,776	4,256	2,279	6,535

Total interest-earning assets	$9,342	$10,262	$19,604	$6,883	$4,658	$11,545	$4,602	$2,315	$6,917

Interest-Bearing Liabilities
Deposits	$3,452	$6,988	$10,440	$2,469	$3,180	$5,649	$1,462	$1,625	$3,087
FHLB advances	331	548	879	181	465	645	473	183	656
Federal funds purchased	354	169	523	39	65	104	24	7	31
Junior suborindated debentures	132	273	405	336	162	497	63	81	144

Total interest-bearing liabilities	$4,269	7,978	12,247	$3,025	$3,872	$6,895	$2,022	$1,896	$3,918

Net interest income	$5,073	$2,284	$7,357	$3,858	$786	$4,650	$2,580	$419	$2,999

(1)
Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

Provision for Loan Losses

        At the end of each quarter or more often, if necessary, we analyze the collectability of our loans and accordingly adjust the loan loss allowance to an appropriate level. Our loan loss allowance covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio. We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the loan loss allowance. We consider what we believe are all significant factors that affect the collectability of the portfolio and support the credit losses estimated by this process. We believe we have an effective loan review system and controls (including an effective loan grading system) designed to identify, monitor, and address asset quality problems in an accurate and timely manner. We evaluate any loss estimation model before it is employed and document inherent assumptions and adjustments. We promptly charge off loans that we determine are uncollectible. It is essential that we maintain an effective loan review system that works to ensure the accuracy of our internal grading system and, thus, the quality of the information used to assess the appropriateness of the loan loss allowance. Our board of directors is responsible for overseeing management's significant judgments and estimates pertaining to the determination of an appropriate loan loss allowance by reviewing and approving the institution's written loan loss allowance policies, procedures and model quarterly.

        In arriving at our loan loss allowance, we consider those qualitative or environmental factors that are likely to cause credit losses, as well as our historical loss experience. Because of our relatively short history, we also factor in a five-year trend of peer data on historical losses. In addition, as part of our model, we consider changes in lending policies and procedures, including changes in underwriting standards, and collection, chargeoff, and recovery practices not considered elsewhere in estimating credit losses, as well as changes in regional and local economic and business conditions. Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and nonaccrual loans, as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and effect of any concentrations of credit. Please see the discussion below under "Allowance for Loan Losses" for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

        Our provision for loan losses was $1,396,000, $1,192,000 and $594,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The percentage of allowance for loan losses was reduced to 1.04% of gross loans outstanding as of December 31, 2007, from 1.00% as of December 31, 2006. The allowance for loan losses was also reduced from 1.08% of gross loans outstanding as of December 31, 2005. The decrease in this ratio reflects management's opinion of the level of credit quality in the loan portfolio and other factors, such as net chargeoffs remaining stable from year to year and nonperforming assets continuing to be low as a percentage of total assets. The increase in the provision for loan losses for the year ended December 31, 2007, is primarily due to the 25.1% growth of the loan portfolio. Management continues to review and evaluate the allowance for loan losses based on the performance of the loan portfolio.

Noninterest Income

        The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	Years Ended December 31,
	2007	2006	2005
Mortgage banking income	$1,858	$—	$—
Service charges and fees on deposit accounts	1,270	1,080	961
Gain on sale of investment securities	117	33	—
Other	906	966	894

Total noninterest income	$4,151	$2,079	$1,855

        Noninterest income for the year ended December 31, 2007 was $4.2 million, a net increase of almost 100% compared to noninterest income of $2.1 million during the same period in 2006. This increase is primarily due to income earned from fees and premiums from the wholesale mortgage division, which was formed on January 29, 2007 and generated fee income of $1.9 million during the year ended December 31, 2007. This fee income represented 90.0% of the total noninterest income increase of $2.1 million. In addition, service charges and fees on deposit accounts increased by $190,000, or 17.6%, from 2006 to 2007, resulting from the growth in the number of deposit accounts.

        This increase for the year ended December 31, 2006 compared to the year ended December 31, 2005 occurred primarily due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts. Gains recognized on the sale of the guaranteed portion of SBA loans decreased 27% from 2005 to 2006; however, the 58% increase in other income to $245,000 was primarily due to $106,000 in SBA servicing income on previously sold loans. Loan service charges and fees and fees from correspondent banks on the origination of mortgage loans increased 35.0% and 32.6%, respectively from 2005 to 2006.

Noninterest Expenses

        The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	Years Ended December 31,
	2007	2006	2005
Salaries and employee benefits	$7,876	$5,128	$3,744
Occupancy and equipment	2,030	1,046	660
Public relations	734	609	378
Data processing and ATM expense	702	587	487
Telephone and supplies	426	295	211
Professional fees	648	284	251
Other	1,743	952	745

Total noninterest income	$14,159	$8,901	$6,476

        Noninterest expense was $14.2 million for 2007, as compared to $8.9 million in 2006, an increase of $5.3 million. The majority of the 59.1% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $7.9 million for the twelve months ended December 31, 2007, as compared to $5.1 million for the same period in 2006, an increase of 54.9%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville full-service branch and the Rock Hill loan production office and on the wholesale mortgage division, all new cost centers since the year ended December 31, 2006.

        Noninterest expense was $8.9 million for 2006, as compared to $6.5 million in 2005, an increase of 37.4%. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $5.1 million and $3.7 million for the years ended December 31, 2006 and 2005, respectively. Occupancy and equipment expenses were $2.0 million, $1.0 million, and $660,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The 94.1% increase, or $984,000, shown for 2007 reflects expenses for the Rock Hill loan production office opened in February 2007, the wholesale mortgage loan office opened in January 2007 and the completion of the Greenville market headquarters and the Spartanburg home office expansion, both completed during 2007. Occupancy and equipment expense increased 58.5%, or $386,000, from 2005 to 2006.

        Public relations expense increased by 20.5% to $734,000 for 2007, as compared to $609,000 in 2006, primarily due to increased community relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and expansion into the Charleston, Columbia, Greenville and Rock Hill markets. Public relations expense increased by 22.7% to $609,000 for 2006, as compared to $378,000 in 2005, primarily due to the increased community relations and advertising necessary to capitalize on our expansion into new markets.

        Data processing and ATM expense were $702,000, $587,000 and $487,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The majority of the increase of 19.6% in 2007 and

20.5% in 2006 reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

        Professional fees increased by $364,000, or 128.2%, from 2006 to 2007 and $33,000, or 13.1%, from 2005 to 2006. The increase reflects costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002. We have hired an outside consultant to assist us in this process. In addition, the year ended December 31, 2007 reflects increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer. The bank-employed internal auditor position was vacant for most of 2007, causing our increased reliance on the third party provider, compared to the year ended December 31, 2006. During the third quarter of 2007, we have hired a bank-employed internal auditor, whose role should enable our decreased reliance on our third party provider in the future. Our bank's expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the year ended December 31, 2007.

        Included in the line item "other," which increased $791,000, or 83.1%, between 2007 and 2006 and $207,000, or 27.8%, between 2006 and 2005, are charges for insurance premiums, fees paid to our board of directors and our newly formed board in the Charleston market in 2006, postage, printing and stationery expense and various customer-related expenses. In addition, the year ended December 31, 2007 also included an additional expense for FDIC insurance premiums, which were reinstituted during the year retroactive to January 1, 2007, of $132,000.

        Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program.

Provision for Income Taxes

        Income tax expense can be analyzed as a percentage of net income before income taxes. The following table sets forth information related to our income tax expense (dollars in thousands).

	Years ended December 31
	2007	2006	2005
Provision for income taxes	$2,039	$2,095	$1,461
Net income before income taxes	6,099	6,147	4,296
Effective income tax rate	33.43%	34.00%	34.00%

        Our effective tax rate for 2007 was consistent with 2006. This consistency was accomplished by increasing income from nontaxable securities by $269,000, or 76%, from the year ended December 31, 2006 to December 31, 2007. In addition, net interest income increased by $3.3 million, or 23.6%, compared to the overall flat net income of $4.1 million. The increase in the effective income tax rate from 2005 to 2006 occurred due to the relative increase in fully taxable income during the year. Although the net nontaxable income increased during the year from sources such as municipal securities investments, which increased from 2005 to 2006, and was partially offset by a decline in earnings on bank owned life insurance contracts, fully taxable income such as interest income on loans and government agency investments and noninterest income from fees and charges experienced much greater percentage increases from 2005 to 2006.

Balance Sheet Review

General

        As of December 31, 2007, we had total assets of $586.5 million, or an increase of 26.0% over total assets of $465.3 million on December 31, 2006. Total assets on December 31, 2007 and 2006 consisted of loans, net of unearned income, of $474.7 million and $379.5 million, respectively; securities available for sale of $70.5 million and $63.4 million, respectively; other assets of $15.4 million and $11.2 million, respectively; premises and equipment, net accumulated depreciation and amortization of $3.0 million and $6.9 million, respectively; and cash and cash equivalents of $8.4 million and $8.2 million, respectively.

        Our interest-earning assets, consisting of loans net of unearned income, securities available for sale and interest-bearing bank balances, grew to $568.8 million as of December 31, 2007, or an increase of 29.5% over the balance of $439.1 million as of December 31, 2006. Although the loan portfolio grew in the nine months ended September 30, 2007, loan production for the nine-month period decreased compared to the nine-month period ended September 30, 2006. The nine months ended September 30, 2006 reflect the increase in our acquisition and development ("A&D") body of loans due to the opening of the Columbia loan production office in January 2006. While our commercial real estate category of loans benefitted from the addition of the A&D body of loans in 2006, the growth in this body of loans has been constant in 2007.

        Also included in interest-earning assets as of December 31, 2007 are mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. During the twelve months ended December 31, 2007, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $261 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $242 million had been sold as of December 31, 2007, with approximately $19.4 million remaining on the balance sheet as mortgage loans held for sale. The activity for the wholesale mortgage division during its initial reporting period, the twelve months ended December 31, 2007, represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $19.4 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity, as evidenced in the net cash used in operating activities reflected on the cash flow for the period ended December 31, 2007, should level off in future periods, as the ongoing activity of the wholesale mortgage division provides for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

        Premises and equipment decreased by $3.9 million, net of purchases and depreciation expense, during the twelve months ended December 31, 2007, primarily due to the sale of certain real properties as part of two sale/leaseback transactions that closed during the twelve-month period, net of purchases of property and equipment. See Note 8—Sale/Leaseback Transactions for more details on the transactions that took place in February and October of 2007.

        For the year ended December 31, 2007, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit ("CDs") of approximately $89 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

        Our liabilities on December 31, 2007, were $539.0 million, an increase of 22.9% over liabilities as of December 31, 2006 of $438.4 million, and consisted primarily of deposits of $471.8 million, $41.7 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures, and $9.4 million in federal funds purchased.

        Shareholders' equity on December 31, 2007 was $47.6 million, as compared to shareholders' equity on December 31, 2006 of $27.0 million. The increase of $20.6 million, or 76.2%, can be attributed primarily to the net proceeds of our preferred stock offering, which closed in July 2007, of $16.5 million (see Note 13—Noncumulative Convertible Perpetual Preferred Stock Offering for more details), in addition to net income earned during 2007. Also contributing to the increase was the change from an unrealized loss to an unrealized gain on investment securities available for sale, net of tax, during 2007.

Interest-Bearing Bank Balances

        For both December 31, 2007 and December 31, 2006, short-term overnight investments in interest-bearing bank balances comprised less than 1% of total interest-earning assets of $568.8 and $439.1 million, respectively. Although cash and due from banks remained flat from 2006 to 2007, the record deposit growth during 2007 we experienced helped fund a net increase in loans from 2006 to 2007 of approximately 25%.

Investments

        On December 31, 2007 and 2006, our investment securities portfolio of $70.5 and $63.4 million, respectively, represented approximately 12.4% of our interest-earning assets. As of December 31, 2007 and 2006, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $70.5 million and $64.1 million, respectively, for an unrealized gain of $56,000 and an unrealized loss of $706,000, respectively. As a result of the growth in our loan portfolio and the historically low fixed rates during the past several years, we have maintained a lower than normal level of investments.

        Fair values and yields on our investments (all available for sale) as of December 31, 2007, are shown in the following table based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of December 31, 2007
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$998	4.00%	$6,942	4.27%	$2,627	5.48%	$—	—	$10,567	4.54%
Mortgage-backed securities	962	4.00%	4,579	4.23%	3,479	4.65%	34,021	5.30%	43,041	5.11%
Municipal securities	—	—	1,033	2.70%	3,719	3.70%	12,170	4.05%	16,922	3.89%

Total	$1,960	4.00%	$12,554	4.12%	$9,825	4.51%	$46,191	4.97%	$70,530	4.73%

        The amortized cost and fair value of our investments (all available for sale) as of December 31, 2007, 2006 and 2005 are shown in the following table (dollars in thousands).

	December 31, 2007		December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government/government sponsored agencies	$10,635	$10,567	$13,969	$13,733	$9,500	$9,169
Mortgage-backed securities	42,891	43,041	36,729	36,277	28,070	27,378
Municipal securities	16,948	16,922	13,382	13,364	8,600	8,604

Total	$70,474	$70,530	$64,080	$63,374	$46,170	$45,151

        We also maintain certain equity investments required by law that are included in the consolidated balance sheets as "other assets." The carrying amounts of these investments as of December 31, 2007, 2006 and 2005 consisted of the following:

	As of December 31,
	2007	2006	2005
Federal Reserve bank stock	$966	$602	$448
Federal Home Loan Bank stock	2,721	2,356	1,674

        We increased our level of Federal Reserve Bank ("FRB") stock during 2007 to reflect the contribution of capital to the bank by the holding company from proceeds received from the issuance of approximately $7 million in floating trust securities in March 2006. The level of Federal Home Loan Bank ("FHLB") stock varies with the level of FHLB advances and increased during 2007 to reflect the net increase in FHLB advances during the year.

        No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Assets

        As of December 31, 2007, other assets had grown to $15.4 million from $11.2 million as of December 31, 2006, an increase of 37.5%. Included in other assets are bank owned life insurance ("BOLI"), interest receivable on loans and investment securities, investments in other banks, as discussed in "Investments" above, and other miscellaneous assets. While BOLI growth has been marginal, interest receivable grew approximately $574,000, or 23.7%, and investments in bank stock grew $729,000, or 24.6%, each compared to December 31, 2006. Interest receivable and investments in bank stock each grow in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank's capital, respectively.

        Within other assets, the category other real estate owned grew proportionally the most, from $0 at December 31, 2006 to $2.3 million at December 31, 2007. During the twelve months ended December 31, 2007, we foreclosed on four real properties, two of which previously served as collateral for SBA loans, a third with commercial real estate collateral, and the fourth a personal residence. In connection with the SBA foreclosures, we recognized approximately $44,000 in loan losses in order to reduce the carrying value of these properties to $481,500, or an amount that we believe approximates their fair market value, net of costs to sell the properties. These amounts are net of the SBA guarantee on these loans. For the remaining properties, the estimated fair value of the property exceeds our book value, and therefore no write down was required at the loans' transfer to other real estate owned. Valuations of the other real estate owned properties are performed periodically, and the carrying value is appropriately adjusted to reflect any decreases in the fair value of these properties. The cost of owning the properties was minimal for the twelve-month period ended December 31, 2007. We are actively marketing these properties for resale.

Loans

        Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans for the years ended December 31, 2007, 2006 and 2005 were $430.7 million, $314.6 million, and $222.0 million, respectively. Total loans outstanding as of December 31, 2007, 2006 and 2005 were $494.1 million, $379.5 million and $251.4 million, respectively, before the allowance for loan losses. Beginning with the year ended December 31, 2007, total loans includes wholesale mortgages held for sale, pending their sale on the secondary market. Included in the $494.1 million total loans at December 31, 2007 was $19.4 million in wholesale mortgages held for sale.

        The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2007, (dollars in thousands).

	2007		2006		2005		2004		2003
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount		Amount		Amount		Amount		Amount
Commercial and industrial	$34,435	6.97%	$25,604	6.75%	$20,902	8.31%	$20,255	10.74%	$24,869	19.07%
Commercial secured by real estate	322,807	65.33%	261,961	69.03%	152,726	60.75%	104,339	55.35%	57,622	44.18%
Real estate—residential mortgages	111,490	22.56%	86,022	22.67%	71,900	28.60%	59,322	31.47%	42,830	32.84%
Installment and other consumer loans	6,496	1.32%	6,458	1.70%	6,273	2.50%	4,977	2.64%	5,342	4.10%

Total loans	$475,228		$380,045		$251,801		$188,893		$130,633
Mortgage loans held for sale	19,408	3.93%	—	—	—	—	—	—	—	—
Unearned income	(543)	(0.11%)	(555)	(0.15%)	(396)	(0.16%)	(386)	(0.20%)	(242)	(0.19%)

Total loans, net of unearned income	$494,093	100.00%	$379,490	100.00%	$251,405	100.00%	$188,507	100.00%	$130,421	100.00%
Less allowance for loan losses	(4,951)	1.04%	(3,795)	1.00%	(2,719)	1.08%	(2,258)	1.20%	(1,630)	1.25%

Total loans, net	$489,142		$375,695		$248,686		$186,249		$128,791

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

        The increase in our commercial loans secured by real estate from 2005 to 2007 is due to the relatively higher paydowns on residential real estate loans and new commercial real estate lending in the Charleston, Greenville and Columbia markets due to our expansion in each of these markets.

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

        Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, we generally limit ourselves to a real estate market or to borrowers with which we have experience. We generally concentrate on originating commercial real estate loans secured by properties located within our market areas. In addition, many of our commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt.

        Mortgage loans held for sale of $19.4 million is the result of the addition of the wholesale mortgage division in January 2007. During the twelve months ended December 31, 2007, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $261 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $242 million had been sold during 2007, with approximately $19.4 million remaining on the balance sheet as mortgage loans held for sale. The activity for the wholesale mortgage division during its initial reporting period, the twelve months ended December 31, 2007, represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $19.4 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity, as evidenced in the net cash used in operating activities reflected on the cash flow for the period ended December 31, 2007, should level off in future periods, as the ongoing activity of the wholesale mortgage division provides for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

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

        The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of December 31, 2007 (dollars in thousands):

	As of December 31, 2007
	One year or less	After one but within five years	After five years	Total
Commercial	$13,351	$9,026	$1,599	$23,976
Real estate—construction	158,810	21,425	94	180,329
Real estate—mortgage	38,777	202,315	23,476	264,568
Consumer and other	3,469	2,225	66	6,355

Total	$214,407	$234,991	$25,235	$475,228
Mortgage loans held for sale				19,408
Unearned income				(543)

Total loans, net of unearned income				494,093

Loans maturing after one year with:
Fixed interest rates				$185,585

Floating interest rates				$74,641

Provision and Allowance for Loan Losses

        The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

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

        During December of 2007, we identified adverse developments with respect to certain loans in our loan portfolio. In response to this determination, we increased the amount of impaired loans during the fourth quarter, to $12,000,000, with related valuation allowances of $655,000, to address the risks within our loan portfolio. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the South Carolina real estate markets and the economy in general. The review specifically included several of our residential real estate development and construction borrowers.

        Management's analysis of impaired loans and their underlying collateral values revealed the continued deterioration in the level of property values as well as reduced borrower ability to make regularly scheduled payments. Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes. Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers have also been reduced. This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust payment sources. Within the last several months, several of our clients have reached the point where payment sources have been exhausted.

        At December 31, 2007 and 2006, $12,000,000 and $477,000 in loans were on nonaccrual status, respectively. Due to recent developments since December 31, 2007, an additional $5,000,000 in nonperforming assets has been recognized and is retroactively reflected in the $12,000,000 total. Consequently, the $12,000,000 in nonperforming loans as of December 31, 2007 is greater than the $7,000,000 amount we disclosed in our earnings release on January 16, 2008. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the year was approximately $139,000, $24,000, and $21,600 in 2007, 2006 and 2005, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2007 or 2006. There were impaired loans, under the criteria defined in FAS 114, of $8,900,000 and $776,000 with related valuation allowances of $655,000 and $167,000 at December 31, 2007 and 2006, respectively.

        The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the years in the five-year period ended December 31, 2007 (dollars in thousands):

	2007		2006		2005		2004		2003
Commercial	$227	5.1%	$454	6.8%	$135	11.1%	$191	12.0%	$180	53.9%
Real estate—construction	1,551	37.9%	1,062	22.6%	386	20.4%	343	11.2%	150	6.9%
Real estate—mortgage	2,532	55.7%	1,841	68.9%	2,110	66.0%	1,111	74.2%	926	34.5%
Consumer	72	1.3%	58	1.7%	48	2.5%	30	2.6%	33	4.1%
Unallocated	569	N/A	380	N/A	40	N/A	584	N/A	341	N/A

Total allowance for loan losses	$4,951	100.0%	$3,795	100.0%	$2,719	100.0%	$2,259	100.0%	$1,630	100.0%

        We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

        The provision for loan losses has been made primarily as a result of management's assessment of general loan loss risk after considering historical operating results, as well as comparable peer data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Please see Note 6—"Loans" in the Notes to Consolidated Financial Statements included in this report for additional information.

        The following table sets forth the changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2007 (dollars in thousands).

	As of December 31,
	2007	2006	2005	2004	2003
Balance, beginning of year	$3,795	$2,719	$2,258	$1,631	$1,164
Provision charged to operations	1,396	1,192	594	679	519
Loans charged off
Commercial, financial and agricultural	(240)	(116)	(38)	(9)	(36)
Real estate-construction	—	—	—	—	—
Installment loans to individuals	(10)	(23)	(106)	(45)	(17)

Total chargeoffs	(250)	(139)	(144)	(54)	(53)

Recoveries of loans previously charged off	10	23	11	2	1

Balance, end of period	$4,951	$3,795	$2,719	$2,258	$1,631

Allowance to loans, year end	1.04%	1.00%	1.08%	1.20%	1.25%

Net chargeoffs to average loans	0.06%	0.04%	0.06%	0.03%	0.05%
Nonaccrual loans	$12,000	$477	$349	$49	$257
Past due loans in excess of 90 days on accrual status	$—	$—	$—	$—	$—
Other real estate owned	$2,320	$—	$—	$—	$—

        Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. We typically have had low levels of nonperforming loans, but the current economic conditions have increased those levels to almost $12 million increase in nonaccrual loans from December 31, 2006 to December 31, 2007. Net charge-offs to average loans ratio for the twelve months ended December 31, 2007 was 0.06% compared to 0.04% for the year ended December 31, 2006. For the year ended December 31, 2007 total net charge-offs were $240,000 compared to $116,000 for the year ended September 30, 2006. Current year charge-offs were concentrated in four commercial loans of which two were secured by real estate and two consumer residential real estate loans.

Deposits

        Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits.

        The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands).

	As of December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$32,588	—	$23,056	—	$18,009	—
NOW accounts	45,285	3.28%	25,603	2.63%	21,907	1.57%
Money market and savings accounts	76,184	4.52%	57,962	4.02%	42,865	2.66%
Time deposits	272,730	5.11%	201,957	4.52%	144,082	3.47%

Total deposits	$426,787		$308,578		$226,863

        Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $296.3 million, $242.0 million, and $194.8 million as of December 31, 2007, 2006 and 2005, respectively. The maturity distribution of our time deposits of $100,000 or more as of December 31, 2007 and 2006 is as follows (dollars in thousands):

As of December 31, 2007
Three months or less	$38,925
Over three through six months	44,255
Over six through twelve months	45,480
Over twelve months	46,862

Total	$175,522

        The increase in time deposits of $100,000 or more for the year ended December 31, 2007, as compared to the balance as of December 31, 2006, primarily resulted from the utilization of deposits that were obtained from brokered CDs from outside of our primary market. For the year ended December 31, 2007, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $89 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets and dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. We believe these guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Other Interest-Bearing Liabilities

        The following tables outline our various sources of borrowed funds during the years ended December 31, 2007, 2006 and 2005, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods and the average balance for each period, and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown. See Note 10—"Lines of Credit", Note 11—"FHLB Advances", and Note 15—"Junior

Subordinated Debentures" in the Notes to Consolidated Financial Statements included in this report for additional disclosures related to these types of borrowings (dollars in thousands).

				Average for the Period
	Ending Balance	Period-End Rate	Maximum Balance
				Balance	Rate
As of or for the Year Ended December 31, 2007
FHLB advances	$41,690	4.50%	$49,780	$41,014	4.77%
Federal funds purchased & other short-term borrowings	$9,360	3.99%	$26,269	$10,864	5.63%
Junior subordinated debentures	$13,403	7.12%	$13,403	$13,403	7.65%
As of or for the Year Ended December 31, 2006
FHLB advances	$37,476	4.94%	$48,543	$33,421	4.70%
Federal funds purchased & other short-term borrowings	$7,970	5.41%	$14,391	$2,612	5.51%
Junior subordinated debentures	$13,403	7.44%	$13,403	$11,663	7.52%
As of or for the Year Ended December 31, 2005
FHLB advances	$26,612	3.99%	$30,436	$27,966	3.31%
Federal funds purchased & other short-term borrowings	$—	—	$5,836	$1,329	3.01%
Junior subordinated debentures	$6,186	7.33%	$6,186	$6,186	6.14%

        As of December 31, 2007, 2006 and 2005, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $59.5 million, $30.0 million, and $23.5 million, respectively.

Capital Resources

        On May 16, 2006, we issued a stock dividend of 6% to shareholders of record as of May 1, 2006. Once this dividend was distributed, the common stock component of our shareholders' equity increased by approximately $2,000; additional paid in capital increased approximately $3.8 million, and our retained earnings decreased by an offsetting approximate $3.8 million.

        On March 30, 2007, we issued a stock dividend of 7% to shareholders of record as of March 16, 2007. As a result of this dividend, the common stock component of our shareholders' equity increased by approximately $3,000; additional paid in capital increased approximately $4.3 million, and our retained earnings decreased by an offsetting approximate $4.3 million.

        Total shareholders' equity amounted to $47.6 million and $27.0 million as of December 31, 2007, and December 31, 2006, respectively. The increase of approximately $20.6 million between December 31, 2006 and December 31, 2007 resulted primarily from our preferred stock offering, which closed on July 9, 2007. In addition, net income earned during the year ended December 31, 2007 contributed approximately $4.1 million, partially offset by cash paid to purchase shares under our share repurchase program. Our board of directors has authorized two extensions to this repurchase program, originally authorized in December 2006, of up to 50,000 shares outstanding. The current extension will expire on May 31, 2008. During the year ended December 31, 2007, 13,781 shares of stock were repurchased under this program at a cost of $224,000, at a weighted average price of $16.17 per share (shares and per share prices reflect all stock splits and dividends).

        On July 9, 2007, we sold 720,000 shares of our preferred stock through an underwritten public offering at $25.00 per share, for aggregate net proceeds, after underwriter's discount and expenses, of approximately $16,550,000. Keefe, Bruyette & Woods, Inc. served as sole underwriter and manager for the offering.

        As of December 31, 2007, the unrealized gain on securities available for sale was recorded to reflect the change in the market value of these securities since December 31, 2006. We believe that the unrealized loss reflected as of December 31, 2006 was attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses, as well as any similar unrealized losses reflected in future periods, to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss. See the "Liquidity" section for a more detailed discussion of our available liquidity sources. We currently expect that we will have sufficient cash flow to fund ongoing operations.

        The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus trust preferred securities up to 25% of Tier 1 capital with the excess being treated as Tier 2 capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

        We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of December 31, 2007, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities. On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. Under the provisions of Financial Accounting Standards Board, or "FASB," Interpretation No. 46, we deconsolidated these entities from our consolidated financial statements as of December 31, 2004. The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital. As of December 31, 2007, approximately $10.3 million of the trust preferred securities qualified as Tier 1 capital, with approximately $2.7 million included as Tier 2 capital.

        We are both subject to various regulatory capital requirements administered by the federal banking agencies. Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital. In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan ("ESOP") $600,000 which was used to purchase 42,532 shares of our common stock. At December 31, 2007, the ESOP owned 44,912 shares of our stock, of which 36,900 shares were pledged to secure the loan. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of 518,000 and $558,000 from shareholders' equity at December 31, 2007 and 2006, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

        The following table sets forth the company's and the bank's various capital ratios as of December 31, 2007, 2006 and 2005. For all periods, the bank was considered "well-capitalized" and the company met or exceeded its applicable regulatory capital requirements. We are currently evaluating various options, such as issuing trust preferred securities or common stock, to increase the bank's capital and related capital ratios in order to maintain the bank's growth.

	December 31, 2007		December 31, 2006		December 31, 2005
	Holding Co.	Bank	Holding Co.	Bank	Holding Co.	Bank
Total risk-based capital	13.48%	10.72%	11.13%	10.01%	13.16%	11.35%
Tier 1 risk-based capital	11.61%	9.70%	8.94%	9.03%	11.92%	10.19%
Leverage capital	9.75%	8.17%	9.02%	8.05%	9.09%	7.75%

        The increase in the company's capital ratios from December 31, 2006 to December 31, 2007 is due to increased capital as a result of the completion of the preferred stock offering in July 2007. The bank's capital ratios increased due to the downstreaming of $6 million from the company to the bank during the twelve months ended December 31, 2007, as discussed below.

        During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed, along with an additional $1 million, to the bank as a capital contribution. This capital contribution increased the bank's total risk-based capital, Tier 1 risk-based capital and leveraged capital.

        On July 9, 2007, we closed an underwritten public offering of 720,000 shares of our preferred stock at $25.00 per share. Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We are using the net proceeds for general corporate purposes, which include, among other things, providing additional capital to support asset growth, the expansion of the bank's branch network and to pay off the balance of $5 million on the revolving line of credit and to fund loan growth, as previously mentioned.

        The terms of the preferred stock include the payment of quarterly dividends at an interest rate of 7.25%. The first quarterly dividend payment was made in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and we paid the fourth quarter 2007 dividend payment on December 31, 2007 for a total of $626,000 paid during 2007.

        Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the OCC and are payable only from the undivided profits of our bank. We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006. We also distributed a 6% stock dividend on May 16, 2006 and a 7% stock dividend on March 30, 2007. On December 1, 2006, the Company's board of directors authorized a stock repurchase program of up to 50,000 of its shares outstanding effective immediately for a period of six months ending May 31, 2007. In November 2007, the board of directors authorized the extension of this stock repurchase program for another six months ending May 31, 2008.

Return on Equity and Assets

        The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three years ended December 31, 2007:

	December 31, 2007	December 31, 2006	December 31, 2005
Return on average assets	0.76%	1.05%	1.01%
Return on average equity	10.89%	16.82%	17.72%
Equity to assets ratio	7.00%	5.80%	6.71%

        The ratios shown above reflect the growth in net income and the proportionally greater increase in our assets, as well as the capital raised in the 2007 preferred stock offering, for the years ended December 31, 2007 and December 31, 2006. Our asset growth for the year ended December 31, 2007 outpaced asset growth for the year ended December 31, 2006 and the year ended December 31, 2006, while the preferred stock offering during the year ended December 31, 2007 led to an increased equity to assets ratio for the year ended December 31, 2007. Although net income for the year ended December 31, 2007 increased compared to net income for the year ended December 31, 2006, our return on equity decreased due to increased average equity, resulting from the capital raised in the preferred stock offering in addition to income earned during 2007. The return on assets and return on equity ratios for the year ended December 31, 2006 reflect the consistent increase in net income for the year ended December 31, 2006, compared to that of the year ended December 31, 2005.

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

        As of December 31, 2007 and 2006, we had issued commitments to extend credit of $115.9 million and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest. Standby letters of credit totaled $819,000 and $461,000, as of December 31, 2007 and 2006, respectively. Past experience indicates that many of these commitments to extend credit will expire unused. However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor.

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

        As of December 31, 2007 and 2006, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $8.4 million and $8.2 million, representing 1.44% and 1.76% of total assets, respectively. Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. The decrease in our liquidity from over the past several years to fund the growth of our loan production offices has challenged us to maximize the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

        We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits. We will rely on the wholesale funding market less as we expand our branch network and capitalize on existing and new deposit markets throughout the state. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $59.5 million as of December 31, 2007. The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option when we determine that these are the best source of funds to meet existing requirements. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in taking advantage of funding from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral; we scrutinize each loan relying on FHLB guidelines before it is determine to qualify as collateral for an FHLB advance. We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our long-term liquidity needs.

        In addition, other sources of regulatory capital may be accessed such as trust preferred securities or common stock to fund our liquidity needs. In February 2007, we participated in a sale/leaseback transaction with a group of several of our board members to generate funds for the sale of some of our land and buildings. A second sale/leaseback transaction was completed in August 2007.

Interest Rate Sensitivity

        Asset liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates. Our asset liability management committee ("ALCO") monitors and considers methods of managing exposure to interest rate risk. The ALCO consists of members of the board of directors and senior management of the bank and meets quarterly. The ALCO is charged with the responsibility to maintain the level of interest rate sensitivity of the bank's interest-sensitive assets and liabilities within board-approved limits.

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

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Federal funds sold and other	$15	$4,208	$—	$—		$4,223
Investment securities	13,677	12,135	10,708	34,010		70,530
Loans	399,593	27,895	55,899	10,706		494,093

Total interest-earning assets	$413,285	$44,238	$66,607	$44,716		$568,846
Interest-bearing liabilities
NOW accounts	$12,904	$—	$36,426	$—		$49,330
Money market and savings	59,390	—	25,532	—		84,922
Time deposits	91,377	153,410	48,323	—		293,110
FHLB advances	—	32,500	9,190	—		41,690
Junior subordinated debentures		13,403	—	—		13,403
Fed funds purchased	9,360	—	—	—		9,360

Total interest-bearing liabilities	$173,031	$199,313	$119,471	$—		$491,815
Period gap	$240,254	$(155,075)	$(52,864)	$44,716		$77,031
Cumulative gap	$240,254	$85,179	$32,315	$77,031	$
Ratio of cumulative gap to total interest-earning assets	42.24%	14.97%	5.68%	13.54%

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

        The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

        As of December 31, 2007, we were asset sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for us on January 1, 2008 and will not impact our accounting measurements but it is expected to result in additional disclosures.

        In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion—1967" (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. We do not believe the adoption of EITF 06-4 will have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for us on January 1, 2008. We do not believe the adoption of EITF 06-5 will have a material impact on our financial position, results of operations or cash flows.

        In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for us on January 1, 2008. We do not believe the adoption of EITF 06-10 will have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for us on January 1, 2008. We are currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

        In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. Early application is permitted. We do not believe the adoption of EITF 06-11 will have a material impact on our financial position, results of operations or cash flows.

        In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. We are currently analyzing the impact of this guidance, which relates to our mortgage loans held for sale.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 8.    Financial Statements.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

First National Bancshares, Inc. and Subsidiary
Spartanburg, South Carolina

        We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and Subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with United States generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of First National Bancshares, Inc. and subsidiary's internal control over financial reporting as of December 31, 2007, included in the accompanying Management's Report on Internal Controls Over Financial Reporting, and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina
March 27, 2008

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2007 and 2006
(dollars in thousands)

	2007	2006
Assets
Cash and cash equivalents	$8,426	$8,205
Securities available for sale	70,530	63,374
Loans, net of allowance for loan losses of $4,951 and $3,795, respectively	469,734	375,695
Mortgage loans held for sale	19,408	—
Premises and equipment, net	2,974	6,906
Other	15,441	11,202

Total assets	$586,513	$465,382

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$44,466	$31,321
Interest-bearing	427,362	345,380

Total deposits	471,828	376,701

FHLB advances	41,690	37,476
Junior subordinated debentures	13,403	13,403
Federal funds purchased	9,360	7,970
Accrued expenses and other liabilities	2,676	2,842

Total liabilities	$538,957	$438,392

Commitments and contingencies—Notes 18 and 19
Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 720,000 and 0 shares issued and outstanding, respectively	$7	$—
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 3,724,548 and 3,700,439 shares issued and outstanding, respectively	37	37
Additional paid-in capital	43,809	26,906
Treasury stock, 13,781 shares, at cost	(224)	—
Unearned ESOP shares	(518)	(558)
Retained earnings	4,408	1,071
Accumulated other comprehensive gain/(loss)	37	(466)

Total shareholders' equity	$47,556	$26,990

Total liabilities and shareholders' equity	$586,513	$465,382

The accompanying notes are an integral part of these consolidated financial statements.
Common shares outstanding, additional paid-in capital and retained earnings as of December 31, 2006, reflect the 7% stock dividend distributed on March 30, 2007.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands, except share data)

	2007	2006	2005
Interest income:
Loans	$35,661	$26,237	$15,461
Taxable securities	2,672	1,977	1,319
Nontaxable securities	621	352	262
Federal funds sold and other	1,014	320	299

Total interest income	39,968	28,886	17,341

Interest expense:
Deposits	18,872	12,134	6,484
FHLB advances	1,957	1,570	925
Junior subordinated debentures	1,025	877	380
Federal funds purchased and other	611	144	41

Total interest expense	22,465	14,725	7,830

Net interest income	17,503	14,161	9,511
Provision for loan losses	1,396	1,192	594

Net interest income after provision for loan losses	16,107	12,969	8,917

Noninterest income:
Mortgage banking income	1,858	—	—
Service charges and fees on deposit accounts	1,270	1,080	961
Gain on sale of securities available for sale	117	33	—
Other	906	966	894

Total noninterest income	4,151	2,079	1,855

Noninterest expense:
Salaries and employee benefits	7,876	5,128	3,744
Occupancy and equipment expense	2,030	1,046	660
Public relations	734	609	378
Data processing and ATM expense	702	587	487
Professional fees	648	284	251
Telephone and supplies	426	295	211
Other	1,743	952	745

Total noninterest expense	14,159	8,901	6,476

Net income before income taxes	6,099	6,147	4,296
Provision for income taxes	2,039	2,095	1,461

Net income	4,060	4,052	2,835
Cash dividends declared on preferred stock	626	—	—

Net income available to common shareholders	$3,434	$4,052	$2,835

Net income per share
Basic	$0.93	$1.12	$0.90
Diluted	$0.84	$0.94	$0.73
Weighted average shares outstanding
Basic	3,696,464	3,615,022	3,142,035
Diluted	4,847,045	4,324,561	3,933,760

        All share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007. The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

For the Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	Common Stock		Preferred Stock
					Additional Paid-In Capital	Treasury Stock, at cost	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	2,704,269	$27	—	$—	$11,810	$—	$—	$2,245	$(170)	$13,912
			—	—		—	—	—	—	—
Grant of employee stock options	—	—	—	—	32	—	—	—	—	32
Proceeds from exercise of employee stock options	1,575	—	—	—	12	—	—	—	—	12
Proceeds from sale of stock, net of offering costs of $460	424,923	4	—	—	6,335	—	—	—	—	6,339
Shares issued to leveraged ESOP	—	—	—	—	—	—	(600)	—	—	(600)
Allocation of ESOP shares	—	—	—	—	—	—	1	—	—	1
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,835	—	2,835
Change in net unrealized loss on securities available for sale, net of income tax of $259	—	—	—	—	—	—	—	—	(502)	(502)

Total comprehensive income	—	—	—	—	—	$—	—	—	—	2,333

Balance, December 31, 2005	3,130,767	$31	—	$—	$18,189	$—	$(599)	$5,080	$(672)	$22,029

Grant of employee stock options	—	—	—	$—	$73	$—	—	—	—	73
Proceeds from exercise of employee stock options/director stock warrants	139,999	1	—	—	590	—	—	—	—	591
Shares issued from the 6% stock dividend	187,588	2	—	—	3,784	—	—	(3,786)	—	—
Shares issued from the 7% stock dividend	242,085	3	—	—	4,272	—	—	(4,275)	—	—
Cash paid in lieu of fractional shares	—	—	—	—	(4)	—	—	—	—	(4)
Allocation of ESOP shares	—	—	—	—	2	—	41	—	—	43
Comprehensive income:			—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,052	—	4,052
Change in net unrealized loss on securities available for sale, net of income tax of $117	—	—	—	—	—	—	—	—	228	228
Reclassification adjustment for gains included in net income, net of income tax of $11	—	—	—	—	—	—	—	—	(22)	(22)

Total comprehensive income	—	—	—	—	—	—	—	—	—	4,258

Balance, December 31, 2006	3,700,439	$37	—	$—	$26,906	$—	$(558)	$1,071	$(466)	$26,990

Grant of employee stock options		—	—	—	91	—	—	—	—	91
Proceeds from exercise of employee stock options/director stock warrants	38,398	—	—	—	182	—	—	—	—	182
Adjustment related to 7% stock dividend	(108)	—	—	—	97	—	—	(97)	—	—
Cash paid in lieu of fractional shares with the 7% stock dividend	—	—	—	—	(7)	—	—	—	—	(7)
Allocation of ESOP shares	—	—	—	—	(3)	—	40	—	—	37
Shares repurchased pursuant to share repurchase program	(13,781)	—	—	—	—	(224)	—	—	—	(224)
Proceeds from issuance of noncumulative perpetual preferred stock, net of offering costs of $1,450	—	—	720,000	7	16,543	—	—	—	—	16,550
Cash dividends declared on preferred stock	—	—	—	—	—	—	—	(626)	—	(626)
Comprehensive income:										—
Net income	—	—	—	—	—	—	—	4,060	—	4,060
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $299	—	—	—	—	—	—	—	—	580	580
Reclassification adjustment for gains included in net income, net of income tax of $40	—	—	—	—	—	—	—	—	(77)	(77)

Total comprehensive income	—	—	—	—	—	—	—	—	—	4,563

Balance, December 31, 2007	3,724,948	$37	720,000	$7	$43,809	$(224)	$(518)	$4,408	$37	$47,556

        All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$4,060	$4,052	$2,835
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,396	1,192	594
Provision for deferred income tax benefit	(365)	(384)	(66)
Depreciation	545	409	269
(Accretion)/amortization of securities discounts and premiums, net	(82)	33	86
Gain on sale of securities available for sale	(117)	(33)	—
Gain on sale of guaranteed portion of SBA loans	(201)	(322)	(441)
Loss on sale of premises and equipment	260	—	—
Origination of residential mortgage loans held for sale	(261,780)	(18,215)	(12,196)
Proceeds from sale of residential mortgage loans held for sale	242,372	18,849	11,653
Compensation expense for employee stock options granted	91	73	32
Allocation of ESOP shares	37	43	1
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(3,350)	(1,120)	(1,321)
Accrued expenses and other liabilities	(296)	486	548

Net cash (used in)/provided by operating activities	(17,430)	5,063	1,994

Cash flows from investing activities
Proceeds from maturities/prepayment of securities available for sale	11,299	6,543	6,514
Proceeds from sale of securities available for sale	10,490	5,601	—
Purchases of securities available for sale	(27,984)	(30,055)	(16,347)
Proceeds from sale of guaranteed portion of SBA loans	3,774	5,650	6,188
Loan originations, net of principal collections	(98,932)	(134,039)	(68,137)
Investment in common securities of Trusts	—	(217)	—
Net purchases of premises and equipment	(5,842)	(2,338)	(972)
Proceeds from the sale of premises and equipment	8,969	—	—
Redemption of FHLB and other stock	—	—	357
Purchase of FHLB and other stock	(729)	(953)	(744)

Net cash used in investing activities	(98,955)	(149,808)	(73,141)

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	—	7,217	—
Proceeds from secondary stock offering, net of offering expenses	—	—	6,339
Proceeds from issuance of preferred stock, net of offering expenses	16,550	—	(600)
Dividends paid on preferred stock	(626)	—	—
Increase in FHLB advances	21,000	28,400	14,100
Repayment of FHLB advances	(16,786)	(17,536)	(10,566)
Net increase in federal funds purchased	1,390	7,970	—
Shares repurchased pursuant to share repurchase program	(224)	—	—
Proceeds from exercise of employee stock options/director stock warrants	182	591	12
Cash paid in lieu of fractional shares for stock dividend	(7)	(4)	—
Net increase in deposits	95,127	105,006	79,884

Net cash provided by financing activities	116,606	131,644	89,169

Net increase/(decrease) in cash and cash equivalents	221	(13,101)	18,022
Cash and cash equivalents, beginning of year	8,205	21,306	3,284

Cash and cash equivalents, end of year	$8,426	$8,205	$21,306

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note 1—Summary of Significant Accounting Policies and Activities

        Business Activity and Organization—First National Bancshares, Inc. (the "Company") was incorporated on July 14, 1999, under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg (the "Bank"). The Bank was organized as a national bank under the laws of the United States of America with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina. The Bank began transacting business on March 27, 2000, and provides full personal and commercial banking services to customers and is subject to regulation by the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. During 2002, the Company adopted a resolution changing the legal name of the Bank to First National Bank of the South. The Bank continues to do business in Spartanburg County as First National Bank of Spartanburg.

        The Bank opened two additional full service branches in Spartanburg in 2000 and 2001. In August 2002, the Bank began offering trust and investment management services through Colonial Trust Company, the oldest private trust company in South Carolina. In March 2004, the Bank established a loan production office in Greenville County which included the operations of its small business lending division, First National Business Capital. This division originates small business loans under the U.S. Small Business Administration's ("SBA's") various loan programs.

        In October 2005, we converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area. In January 2006, we expanded into our state's capital with the opening of our loan production office in Columbia. In February 2006, we opened our loan production office on Daniel Island to expand our presence in the Charleston area. We announced our expansion into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007.

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

        We have closed on the purchase a 1.4 acre outparcel of land for $1.4 million in the Tega Cay community in Fort Mill, South Carolina, a suburb of Charlotte, North Carolina. We have applied with the Office of the Comptroller of the Currency (the "OCC") to open a full-service branch at this

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Activities (Continued)

location. Our application was approved in December 2007, and we anticipate construction of a full-service branch and our market headquarters for this area to begin in early 2008.

        The Company offered its common stock for sale to the public under an initial public offering which began on November 10, 1999, in which 3.1 million shares of common stock were sold, including 1,235,400 shares sold to the Company's directors and executive officers at $3.92 per share. The offering raised approximately $11,800,000, net of underwriting discounts and commissions and offering expenses, and was completed on February 10, 2000. These per share and share amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007. The Company used $11 million of the proceeds to capitalize the Bank.

        The Company offered its common stock for sale to the public under a best efforts offering which began on October 14, 2005, in which 628,529 shares of common stock were sold, including 32,804 shares sold to meet oversubscriptions. The shares were sold by the Company's officers and certain directors at a price of $14.10 per share. Total net proceeds to the Company from the offering were approximately $6.3 million after deducting expenses and the net proceeds paid to the selling shareholder from the sale of his 146,312 shares included in the offering which was completed in December 2005. These per share and share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007. The Company used the net proceeds from the offering for general corporate purposes and to enhance the Bank's capital and liquidity.

        The Company priced for sale 720,000 shares of its 7.25% Series A Noncumulative Perpetual Preferred Stock on July 3, 2007, at $25.00 per share through an underwritten public offering, as further discussed in "Note 13—Noncumulative Perpetual Preferred Stock Offering." Total net proceeds after payment of underwriting discounts and other costs of the offering were approximately $16.5 million. The Company has used the net proceeds from the offering for general corporate purposes, which include to repay a line of credit and to fund loan growth. The offering closed on July 9, 2007. A registration statement relating to these securities was filed with and declared effective by the Securities and Exchange Commission ("SEC") as of June 26, 2007.

        As part of its strategic plan for growth and expansion, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire 100% of the outstanding shares of stock in Carolina National Corporation ("Carolina National") on August 26, 2007. Under the terms of the Merger Agreement, Carolina National merged with and into the Company (the "Merger"), effective January 31, 2008, with First National Bancshares, Inc. being the surviving bank holding company after the Merger. Through the Merger, Carolina National's wholly owned subsidiary bank, Carolina National Bank & Trust Company, a national banking association, will become a subsidiary of First National Bancshares, Inc. and subsequently will be merged with and into the bank. (See Note 25—Merger with Carolina National Corporation for current details on the Merger.)

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America "GAAP") and to general practices in the banking industry.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Activities (Continued)

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

        Concentration of Credit Risk—The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Spartanburg, Greenville, Charleston Counties in South Carolina. The Company has a diversified loan portfolio and the Company's loan portfolio is not dependent on any specific economic segment. The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base. As of December 31, 2007, management has determined that the Company has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

        In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices, such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Management has determined that the Company has a concentration of non-1-to-4-family residential loans that exceed supervisory limits for loan to value ratios. This segment of loans is generally described as the "commercial basket" and may not exceed thirty percent of total regulatory capital. The commercial basket totaled $13.8 million at December 31, 2007, representing 29.0% of total equity and 2.91% of loans, net of unearned income, which is in compliance with the regulatory guidelines. At December 31, 2006, this concentration totaled $12.4 million representing 45.8% of total equity and 3.26% of loans, net of allowance for loan losses. The Company experienced no loan losses related to this identified risk during the years ended December 31, 2007, 2006, and 2005.

        Cash and cash equivalents—The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents.

        Investment Securities—Investment securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management classifies securities at the time of purchase into one of three categories as follows: (1) Securities Held to Maturity—securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities—securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale—securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Activities (Continued)

and reported as a separate component of shareholders' equity as accumulated other comprehensive income. The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income. Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

        The Company's investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the management's opinion, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

        Loans and Interest Income—Loans of the Bank are carried at principal amounts, reduced by an allowance for loan losses. The Bank recognizes interest income daily based on the principal amount outstanding using the simple interest method. The accrual of interest is generally discontinued on loans of the Bank which become 90 days past due as to principal or interest or when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Management may elect to continue accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balances and accrued interest and the loan is in the process of collection. Amounts received on nonaccrual loans generally are applied against principal prior to the recognition of any interest income. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

        The Bank also originates loans to small businesses under the SBA loan programs. These loans are solicited from the Company's market areas and are generally underwritten in the same manner as conventional loans generated for the Bank's portfolio. The portion of loans that are secured by the guaranty of the SBA is usually sold in the secondary market to provide additional liquidity and to provide a source of noninterest income. Deferred gains on the sale of the guaranteed portion of SBA loans are amortized over the lives of the underlying loans using the interest method. Excess servicing is recognized as an asset and is amortized in proportion to and over the period of the estimated net servicing income and is subject to periodic assessment. Excess servicing at December 31, 2007 and 2006 of $330,000 and $320,000, respectively is included in the balance sheet caption "other assets." The guaranteed amount of loans sold to the SBA serviced by the Company was approximately $17.4 million and $14.7 million at December 31, 2007 and 2006, respectively.

        Mortgage Loans Held for Sale—Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are provided for in a valuation allowance by charges to operations. The Company obtains commitments from the secondary market investors prior to closing of the loans; therefore, no gains or losses are recognized when the loans are sold. The Company receives origination fees received from the secondary market investors. At December 31, 2007 and December 31, 2006, there were residential

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Activities (Continued)

mortgage loans held for sale totaling $19.4 million and $0, respectively, which is reflected as Mortgage loans held for sale on the Consolidated Balance Sheets.

        Impairment of Loans—Loans are considered to be impaired when, in management's judgment, the collection of all amounts of principal and interest is not probable in accordance with the terms of the loan agreement. The Company accounts for impaired loans in accordance with the terms of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 in the areas of disclosure requirements and methods of recognizing income. SFAS No. 114 requires that impaired loans be recorded at fair value, which is determined based upon the present value of expected cash flows discounted at the loan's effective interest rate, the market price of the loan, if available, or the value of the underlying collateral. All cash receipts on impaired loans are applied to principal until such time as the principal is brought current. After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone. The Bank determines which loans are impaired through a loan review process.

        Allowance for Loan Losses—The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower's ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

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

        We analyze individual loans within the portfolio and make allocations to the allowance based on historical percentages within our loan portfolio, as well as on each individual loan's specific factors and other circumstances that affect the collectability of the credit. Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Activities (Continued)

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

        Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax asset will not be realized.

        In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," to clarify the accounting and disclosure for uncertainty in tax positions, as defined.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 1—Summary of Significant Accounting Policies and Activities (Continued)

FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

        Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications have no effect on previously reported shareholders' equity or net income. Share and per share data reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007, as discussed below under "Net Income Per Share."

        Stock Compensation Plans—At December 31, 2007, the Company has several stock-based employee compensation plans, which are more fully described in Notes 14 and 15. On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock compensation plans. We previously accounted for our stock compensation plans under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation, which are consistent with the provisions of SFAS No. 123(R) but allowed us to use the prospective method of adoption since we did so by December 31, 2003. Prior to our adoption of SFAS No. 148, we utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our stock options granted in years prior to 2003 because the option exercise price in our plans equals the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized for all options granted prior to January 1, 2003. Since January 1, 2003, we have used the fair value method to record the compensation expense for stock options granted after January 1, 2003, over the vesting period of these grants under the prospective method.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Pro Forma Disclosure for Net Income and Net Income per Share

2005
Net income—as reported	$2,835
Net income—pro forma	2,773
Net income per share—basic
As reported	$0.90
Pro forma	0.88
Net income per share—diluted
As reported	$0.73
Pro forma	0.70

        These amounts have been adjusted for the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

        The weighted average fair value per share of options granted in 2007, 2006 and 2005 amounted to $6.98, $7.14, and $6.99, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: expected volatility of 32.40%, 24.16% and 39.46%, for 2007, 2006 and 2005, respectively; risk-free interest rate of 4.50%, 5.25% and 4.25% for 2007, 2006 and 2005, respectively, and expected lives of the options of seven years in all years presented. There were no cash dividends in any years presented. A 6% stock dividend was distributed on May 16, 2006, and a 7% stock dividend that was distributed on March 30, 2007. The weighted average fair value amounts reflect this dividend, as well as the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

        The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income, as reported	$4,060	$4,060	$4,052	$4,052	$2,835	$2,835
Preferred stock dividends paid	(626)	—	—	—	—	—
Grant of employee stock options	—	—	—	—	32	32

Net income available to shareholders	3,434	4,060	$4,052	$4,052	$2,867	$2,867

Weighted average shares outstanding	3,696,464	3,696,464	3,615,022	3,615,022	3,142,035	3,142,035
Effect of Dilutive Securities:
Stock options and warrants	—	657,328	—	709,539	—	791,725
Noncumulative convertible perpetual preferred stock	—	493,253	—	—	—	—

Weighted average shares outstanding	3,696,464	4,847,045	3,615,022	4,324,561	3,142,035	3,933,760
Net income per common share	$0.93	$0.84	$1.12	$0.94	$0.90	$0.73

        Twenty-one antidilutive instruments were excluded from the calculation of diluted earnings per share above.

        In order to arrive at basic net income available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period. This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings. Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the conversion of our convertible perpetual preferred stock. The assumed exercise of stock options and warrants and the conversion of preferred stock create a difference between basic and diluted net income per common share. The average diluted shares have been computed utilizing the "treasury stock" method and reflect the 3-for-2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 15, 2006, and the 7% stock dividend distributed on March 30, 2007. The weighted average shares outstanding exclude 13,781 common shares of treasury stock purchased through our share repurchase program during the twelve months ended December 31, 2007.

        On March 2, 2007, the Company's board of directors declared a 7% stock dividend to shareholders of record on March 16, 2007. The 7% stock dividend was paid on March 30, 2007. The 2006 shareholders' equity, share and per share data reflect the 7% dividend. The number of outstanding shares increased from 3,458,354 to 3,700,439.

        On April 18, 2006, the Company's board of directors approved a 6% stock dividend on the Company's outstanding stock. The dividend was distributed on May 16, 2006. The number of

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

outstanding shares increased from 3,130,767 to 3,318,355. All share amounts for periods prior to the dividend have been restated to reflect this dividend, as well as the two 3 for 2 splits.

        On December 30, 2005, the Company's board of directors approved a 3 for 2 split of the Company's outstanding stock. The split was distributed on January 18, 2006. The number of outstanding shares increased from 2,087,178 to 3,130,767.

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

        Recently Adopted Accounting Standards—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company's accounting measurements but it is expected to result in additional disclosures.

        In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4, "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion—1967" (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

        In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

        In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

        In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

        In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company's mortgage loans held for sale.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 2—Supplemental Noncash Investing and Financing Data

        The following summarizes supplemental cash flow data for the years ended December 31 (dollars in thousands):

	2007	2006	2005
Interest paid	$22,623	$14,126	$7,747
Cash paid for income taxes	2,188	2,313	1,387
Change in fair value of securities available for sale, net of income tax	503	206	(502)
Loans transferred to other real estate owned, net of write downs of $44	2,320	—	—

Note 3—Restrictions on Cash and Due from Banks

        The Bank is required to maintain average reserve balances, net of vault cash, with the Federal Reserve Bank ("FRB") based upon a percentage of deposits. The amount of the required reserve balance which is reported in "Cash and due from banks" on the accompanying consolidated balance sheets at December 31, 2007 and 2006, was $3,124,000 and $1,593,000, respectively.

Note 4—Investment Securities

        The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale at December 31, 2007 and 2006, consisted of the following (dollars in thousands):

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Government/government sponsored agencies	$10,635	$—	$(68)	$10,567
Mortgage-backed securities	42,891	357	(207)	43,041
Municipal securities	16,948	72	(98)	16,922

Total	$70,474	$429	$(373)	$70,530

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Government/government sponsored agencies	$13,969	$—	$(236)	$13,733
Mortgage-backed securities	36,729	120	(572)	36,277
Municipal securities	13,382	35	(53)	13,364

Total	$64,080	$155	$(861)	$63,374

        At December 31, 2007 and 2006, securities with a carrying value of approximately $60.5 million and $61.3 million respectively, were pledged to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 4—Investment Securities (Continued)

        The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and December 31, 2006 (dollars in thousands).

	2007 Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government/government sponsored agencies	$3,131	$(4)	$6,436	$(64)	$9,567	$(68)
Mortgage-backed securities	2,025	(36)	14,416	(171)	16,441	(207)
Municipal securities	4,760	(49)	2,881	(49)	7,641	(98)

Total	$9,916	$(89)	$23,733	$(284)	$33,649	$(373)

	2006 Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government/government sponsored agencies	$1,967	$(2)	$8,267	$(233)	$10,234	$(236)
Mortgage-backed securities	4,482	(18)	20,477	(554)	24,959	(572)
Municipal securities	4,681	(26)	1,576	(28)	6,257	(53)

Total	$11,130	$(46)	$30,320	$(815)	$41,450	$(861)

        At December 31, 2007, thirty-eight individual securities had been in a continuous loss position for twelve months or more. At December 31, 2006, forty-three individual securities had been in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and the credit ratings of the securities, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

        The amortized cost and estimated fair value of investment securities available for sale at December 31, 2007, by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 4—Investment Securities (Continued)

without prepayment penalties. Fair value of securities was determined using quoted market prices (dollars in thousands).

	2007
	Amortized Cost	Fair Value
Due within one year	$1,000	$998
Due after one year, through five years	8,026	7,975
Due after five years, through ten years	6,351	6,347
Due after ten years	12,206	12,169

Subtotal	27,583	27,489
Mortgage-backed securities	42,891	43,041

Total	$70,474	$70,530

Note 5—Investments Required by Law

        The Bank, as a member of the FRB and the Federal Home Loan Bank ("FHLB") is required to own capital stock in these organizations. The Bank's equity investments required by law are included in the accompanying consolidated balance sheets in "Other assets." The amount of FRB stock owned is based on the Bank's capital levels and totaled $966,000 and $602,000 at December 31, 2007 and 2006, respectively. The amount of FHLB stock owned is determined based on the Bank's balances of commercial loans, residential mortgages and advances from the FHLB and totaled $2,721,000 and $2,356,000 at December 31, 2007 and 2006, respectively. No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Note 6—Loans

        A summary of loans by classification at December 31 is as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
	Amount	% of Total <1>	Amount	% of Total
Commercial and industrial	$34,435	6.97%	$25,604	6.75%
Commercial secured by real estate	322,807	65.33%	261,961	69.03%
Real estate—residential mortgages	111,490	22.56%	86,022	22.67%
Installment and other consumer loans	6,496	1.32%	6,458	1.70%

Total loans	475,228		380,045
Mortgage loans held for sale	19,408	3.93%	—	—
Unearned income	(543)	(0.11%)	(555)	(0.15%)

Total loans, net of unearned income	494,093	100.00%	379,490	100.00%
Less allowance for loan losses <2>	(4,951)	1.04%	(3,795)	1.00%

Total loans, net	$489,142		$375,695

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 6—Loans (Continued)

        <1> As a % of total loans includes mortgage loans held for sale.

        <2> Loan loss allowance % of total loans excludes mortgage loans held for sale.

        Approximately $342,319,000 of the loans were variable interest rate loans at December 31, 2007. The remaining portfolio was comprised of fixed interest rate loans.

        At December 31, 2007 and 2006, $12,000,000 and $477,000 in loans were on nonaccrual status, respectively. Due to recent developments, since December 31, 2007, $5,000,000 in nonperforming assets has been recognized and is retroactively reflected in the $12,000,000 total. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the year was approximately $139,000, $24,000, and $21,600 in 2007, 2006 and 2005, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2007 or 2006. There were impaired loans under the criteria defined in FAS 114, of $8,900,000 and $776,000 with related valuation allowances of $655,000 and $167,000 at December 31, 2007 and 2006, respectively.

        During the twelve months ended December 31, 2007, the Bank foreclosed on four real properties, two of which previously served as collateral for SBA loans, a third with commercial real estate collateral, and the fourth a personal residence. In connection with the SBA foreclosures, the Bank recognized approximately $44,000 in loan losses in order to reduce the carrying value of these properties to $481,500, or an amount that the Bank believes approximates their fair market value, net of costs to sell the property. These amounts are net of the SBA guarantee on these loans. For the remaining properties, the estimated fair value of the properties exceeds our book value, and therefore no write down was required at the loans' transfer to "Other real estate owned." The balance of $2,320,000 in other real estate owned is included in the balance sheet caption "Other assets" as of December 31, 2007. The cost of owning the properties was minimal for the twelve-month period ended December 31, 2007.

        Qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit ("HELOC's") and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000 at December 31, 2007. At December 31, 2006, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC's and commercial properties totaling $57,678,000 were pledged as collateral for FHLB advances outstanding of $37,476,000.

        Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands):

	2007	2006	2005
Balance, beginning of year	$3,795	$2,719	$2,258
Provision charged to operations	1,396	1,192	594
Loans charged off	(250)	(139)	(144)
Recoveries on loans previously charged off	10	23	11

Balance, end of year	$4,951	$3,795	$2,719

        Directors, executive officers and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 6—Loans (Continued)

and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.

        The aggregate dollar amount of these outstanding loans was approximately $15.2 million and $12.9 million at December 31, 2007 and 2006, respectively. During 2007, new loans and advances on these lines of credit totaled approximately $7.6 million and payments on these loans and lines totaled approximately $5.3 million. At December 31, 2007, there were unfunded commitments and commitments to extend additional credit to related parties in the amount of approximately $4.7 million.

        Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company. Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank's capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at December 31, 2007 or 2006.

Note 7—Premises and Equipment

        A summary of premises and equipment at December 31 is as follows (dollars in thousands):

	2007	2006
Land	$150	$1,793
Building and improvements	3,747	3,088
Furniture, fixtures and equipment	617	2,077
Construction in progress	12	1,446

Subtotal	4,526	8,404
Accumulated depreciation	(1,552)	(1,498)

Total	$2,974	$6,906

        Depreciation expense charged to operations totaled $545,000, $409,000, and $269,000 in 2007, 2006 and 2005, respectively.

        The Bank entered into a long-term land operating lease during 2000, which had an initial term of 20 years and various renewal options under substantially the same terms. During 2007, the Company executed two sale/leaseback transactions (see Note 8—Sale/Leaseback Transactions for further details), resulting in increased rental expense for the year. Rent expense charged to operations totaled $812,000, $53,000 and $51,000 for each of the years ended December 31, 2007, 2006, and 2005, respectively. In addition, the Bank currently has short-term operating leases for certain branch facilities and loan

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 7—Premises and Equipment (Continued)

production offices. The annual minimum rental commitments under the terms of the Company's noncancellable leases at December 31, 2007, are as follows (dollars in thousands):

2008	$869
2009	872
2010	879
2011	879
2012	883
Thereafter	15,192

Total	$19,574

Note 8—Sale/Leaseback Transactions

        In February of 2007, the Bank entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by the bank. The sales price for the properties was $5,450,000. In connection with the sale, the Bank agreed to lease back the properties from the purchaser for an initial term of twenty-five years with one five-year option to renew at the option of the Bank. The terms of the lease portion of the Agreement call for monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of Financial Accounting Standard ("FAS") No. 13, "Accounting for Leases (as amended)." If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the Agreement and the date of commencement of the renewal term. The sale-leaseback transaction resulted in a minimal gain. The Bank will recognize the gain over a straight-line basis over the initial lease term of twenty-five years.

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

        In October of 2007, the Bank entered into a transaction with a related party entity to sell, purchase and lease real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC, 3401 Pelham Road, Greenville, SC and 713 W. Wade Hampton Boulevard, Greer, SC for a price of $3.6 million. The real property located at 3401 Pelham Road, Greenville, SC consists of the Bank's Greenville County market headquarters and a full-service branch. The real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC and 713 W. Wade Hampton Boulevard, Greer, SC are full-service branches. In connection with the sale/leaseback, the Bank agreed to lease back the real properties from the Purchaser for an initial term of twenty-five years with one five-year option to renew at the Bank's option. The rental payments for the properties equal $24,375 per month during the initial term. This transaction resulted in a loss, which the Bank will recognize over a straight-line basis over the initial lease term of twenty-five years.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 8—Sale/Leaseback Transactions (Continued)

        In connection with the sale, the Bank agreed to lease back the properties from the purchaser for an initial term of twenty-five years with one five-year option to renew at the option of the Bank. The terms of the lease portion of the Agreement call for monthly rental payments of $24,375 using a capitalization rate of 8.125% of the agreed upon purchase price of $3.6 million which was derived using third-party independent appraisals. This monthly rental applies during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases (as amended)." If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the Agreement and the date of commencement of the renewal term.

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

        As part of our strategy to minimize our nonearning assets, we may exercise future sale/leaseback transactions for the remaining properties owned by our bank. As part of our growth and expansion strategy, we may contract to acquire additional sites in the future to further expand our branch network and support infrastructure growth. We analyze each transaction to determine whether owning or leasing the real property is the most efficient method of ownership of these properties and may contract to sell and lease back future acquired sites.

Note 9—Deposits

        The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $176.0 million and $130.0 million at December 31, 2007 and 2006, respectively.

        The scheduled maturities of time deposits at December 31 are as follows (dollars in thousands):

2007
One year or less	$235,126
From one year to three years	55,274
After three years	2,691

Total	$293,091

Note 10—Lines of Credit

        At December 31, 2007 and 2006, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $59.5 million and $30.0 million, respectively. The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 10—Lines of Credit (Continued)

        In addition, during the fourth quarter of 2007, the Company established a line of credit with a correspondent bank. The line of credit, in an amount up to $15,000,000, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate. The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009. The line of credit was secured in connection with the terms of the Merger Agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the Merger and to fund general operating expense for the next two years.

Note 11—FHLB Advances

        The Bank has the ability to borrow up to 20% of its total assets from the FHLB as of December 31, 2007, limited to qualifying collateral. Borrowings under this arrangement can be made with various terms and repayment schedules and with fixed or variable rates of interest. The borrowings under this arrangement are available by pledging collateral and may require additional purchases of stock in the FHLB.

        Qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC's and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000, and letters of credit totaling $15,000,000 pledged to a public depositor at December 31, 2007. At December 31, 2006, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC's and commercial properties totaling $57,698,000 were pledged as collateral for FHLB advances outstanding of $37,476,000, and letters of credit totaling $15,000,000 pledged to a public depositor.

        At December 31, 2007, fixed rate FHLB advances outstanding ranged from $1 million to $1.8 million with initial maturities of five to seven years and rates of 3.91% to 4.01%. At December 31, 2007, advances totaling $22.5 million were subject to call features at the option of the FHLB with call dates ranging from April 2007 to May 2009 and current rates of 2.92% to 4.95%. Advances totaling $15 million at December 31, 2007, were at variable rates based on three-month LIBOR and prime and were priced from 4.39% to 4.96% as of year end, depending on the reset date.

        The following table lists a summary of the terms and contractual maturities for the advances as of December 31, 2007 (dollars in thousands).

2007 Amount
Due in 2008	$10,000
Due in 2009	1,000
Due in 2010	—
Due in 2011	6,643
Due in 2012	11,547
Thereafter	12,500

Total	$41,690

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 12—Income Taxes

        The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended December 31 (dollars in thousands):

	2007	2006	2005
Income tax expense at federal statutory rate of 34%	$2,074	$2,090	$1,461
State income tax, net of federal effect	139	146	89
Tax-exempt securities income	(190)	(108)	(89)
Bank-owned life insurance earnings	(45)	(42)	(35)
Other, net	61	9	35

Income tax expense	$2,039	$2,095	$1,461

        The provision for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2007	2006	2005
Current:
Federal	$2,193	$2,258	$1,393
State	211	221	134

Total	$2,404	$2,479	$1,527

Deferred:
Federal	$(365)	$(384)	$(68)
State	—	—	2

Total	$(365)	$(384)	$(66)

Provision for income taxes	$2,039	$2,095	$1,461

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 12—Income Taxes (Continued)

        The components of the deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):

	2007	2006
Deferred tax liability:
Net deferred loan costs	$98	$93
Prepaid expenses deducted currently for tax	95	62
Tax depreciation in excess of book	148	166
Loan servicing rights	112	109
Unrealized gain on securities available for sale	19	—
Other	18	—

Total deferred tax liability	490	430

Deferred tax asset:
Allowance for loan losses	$1,625	$1,221
Unrealized loss on securities available for sale	—	240
Other	3	1

Total deferred tax asset	1,628	1,462

Net deferred tax asset	$1,138	$1,032

        The net deferred tax asset is included in "Other assets" in the accompanying consolidated balance sheets.

        The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

        Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2007 and 2006, management determined that it was more likely than not that all tax assets will be realized and no valuation allowance is appropriate. As of December 31, 2005, in consideration of the lack of an established earnings history, management provided valuation allowances of approximately 11% to reflect its estimate of net realizable value as of that date. The net deferred asset is included in "other assets" in the balance sheet.

        A portion of the change in the net deferred tax asset relates to the change of $259,000 in the tax effect of the unrealized gain on securities available for sale. The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $365,000.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 13—Noncumulative Convertible Perpetual Preferred Stock Offering

        On July 3, 2007, we priced for sale 720,000 shares of our 7.25% Series A Noncumulative Perpetual Preferred Stock (the "Preferred Stock"), at $25.00 per share through an underwritten public offering. Keefe, Bruyette & Woods, Inc. served as sole underwriter and manager for the offering. Our net proceeds after payment of underwriting discounts and other costs of the offering were approximately $16.5 million. We have used the net proceeds from the offering for general corporate purposes, which include, among other things, providing additional capital to the bank subsidiary to support asset growth and the expansion of the bank's branch network, to repay a line of credit and to fund loan growth. The offering closed on July 9, 2007. A registration statement relating to these securities was filed with, and declared effective by the SEC as of June 26, 2007.

        Subject to certain limitations, the net proceeds received in the Preferred Stock offering qualifies as Tier 1 capital for capital adequacy calculations (see "Capital Resources" in the MD&A section for further discussion of capital). This injection of capital positions the bank for the future growth through the expansion of its branch network. The Preferred Stock features a conversion option at any time into shares of our common stock at an initial conversion price of $17.50 per share of common stock, subject to adjustment. This conversion price is also subject to anti-dilution adjustments upon the occurrence of certain events. The number of shares of common stock issuable upon conversion of each share of Preferred Stock will be equal to $25.00 divided by the conversion price then in effect. The Preferred Stock is redeemable at our option at any time, in whole or in part, on and after the third anniversary of the issue date, at $26.50 per share, plus declared and unpaid dividends, if any, with the redemption price declining in equal increments on a quarterly basis to $25.00 per share on or after the fifth anniversary of the issue date. The Preferred Stock is also redeemable by us at the redemption price of $25.00 per share if the last reported sale price of our common stock has equaled or exceeded 140% of the Preferred Stock conversion price for at least 20 consecutive trading days. During the year ended December 31, 2007, cash dividends of $626,000 were declared and paid to preferred stock shareholders.

Note 14—Regulatory Capital Requirements and Dividend Restrictions

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

        The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations) as set forth in the following table. Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. At December 31, 2007, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no current conditions or events that management believes would change the Company's or the Bank's category.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 14—Regulatory Capital Requirements and Dividend Restrictions (Continued)

        The following table presents the Company's and the Bank's actual capital amounts and ratios at December 31, 2007 and 2006, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007
The Company
Total capital to risk-weighted assets	$65,514	13.48%	$38,870	8.00%	$	N/A	N/A
Tier 1 capital risk-weighted assets	$56,387	11.61%	$19,435	4.00%	$	N/A	N/A
Tier 1 capital to average assets	$56,387	9.75%	$23,130	4.00%	$	N/A	N/A
The Bank
Total capital to risk-weighted assets	$52,137	10.72%	$38,911	8.00%		$48,639	10.00%
Tier 1 capital risk-weighted assets	$47,186	9.70%	$19,455	4.00%		$29,183	6.00%
Tier 1 capital to average assets	$47,186	8.17%	$23,093	4.00%		$28,866	5.00%
As of December 31, 2006
The Company
Total capital to risk-weighted assets	$43,244	11.13%	$31,091	8.00%	$	N/A	N/A
Tier 1 capital risk-weighted assets	$34,728	8.94%	$15,546	4.00%	$	N/A	N/A
Tier 1 capital to average assets	$34,728	9.02%	$15,397	4.00%	$	N/A	N/A
The Bank
Total capital to risk-weighted assets	$38,891	10.01%	$31,081	8.00%		$38,852	10.00%
Tier 1 capital risk-weighted assets	$35,096	9.03%	$15,541	4.00%		$23,311	6.00%
Tier 1 capital to average assets	$35,096	8.05%	$17,439	4.00%		$21,799	5.00%

        The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net profits (as defined by the Comptroller) for that year combined with its retained net profits (as defined by the Comptroller) for the two preceding calendar years. As of December 31, 2007, no cash dividends have been declared or paid by the Bank.

Note 15—Junior Subordinated Debentures

        The Company issued trust preferred securities totaling $13 million through its statutory trust subsidiaries, FNSC Capital Trust I, FNSC Statutory Trust II and FNSC Statutory Trust III, during 2003, 2004 and 2006, respectively. On December 19, 2003, FNSC Capital Trust I issued and sold floating rate trust preferred securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, FNSC Statutory Trust II, issued an

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 15—Junior Subordinated Debentures (Continued)

additional $3 million through a pooled offering of trust preferred securities. On March 30, 2006, FNSC Statutory Trust III (collectively with FNSC Capital Trust I and FNSC Statutory Trust II [the "Trusts"]), issued an additional $7 million through a pooled offering of trust preferred securities. The Trusts also issued common securities having an aggregate liquidation amount of approximately 3% of the total capital of the Trusts, or $403,000, to the Company.

        The 2003, 2004 and 2006 trust preferred securities accrue and pay cumulative distributions quarterly in arrears at a rate per annum equal to 90-day LIBOR plus 292 basis points, 90-day LIBOR plus 270 basis points and 90-day LIBOR plus 145 basis points, respectively. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarters from the date of issuance. The Company has no current intention to exercise this right. At December 31, 2007, the distribution rates on the 2003, 2004 and 2006 issuances were 8.15%, 7.69% and 6.44%, respectively.

        The 2003, 2004 and 2006 trust preferred securities issues are mandatorily redeemable upon maturity on December 19, 2033, April 30, 2034, and March 30, 2036, respectively. The Company has the right to redeem them in whole or in part, on or after December 19, 2008, April 30, 2009, and March 29, 2018, and at any time thereafter, respectively. If they are redeemed on or after these dates, the redemption price will be 100% of the principal amount plus accrued and unpaid interest. In addition, the Company may redeem any of these issuances in whole (but not in part) at any time within 90 days following the occurrence of a tax event, an investment company event, or a capital treatment event at a special redemption price (as defined in the indenture). The Trusts invested the gross proceeds of $13 million from the issuance of the trust preferred securities and $403,000 from the issuance of the common securities in an equivalent amount of floating rate junior subordinated debentures of the Company or $13,403,000. The Company contributed the net proceeds from the issuance of the subordinated debentures of $13 million after purchase of the common securities for $403,000 to the Bank for general corporate purposes. Issuance costs from the 2003 and 2004 transactions totaling $104,000 and $15,000, respectively, are being amortized over the anticipated life.

        The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into guarantees, which, together with its obligations under the junior subordinated debentures and the declaration of trusts governing the Trusts, provides full and unconditional guarantees of the trust preferred securities.

        The common securities owned by the Company rank equal to the trust preferred securities in priority of payment. The common securities generally have sole voting power on matters to be voted upon by the holders of the Trusts' securities.

        The junior subordinated debentures and the common securities are presented in the Company's financial statements as liabilities and other assets, respectively. The trust preferred securities are a part of the financial statements of the Trusts and they are not reflected in the Company's financial statements under the provisions of FIN 46r.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 16—Stock Compensation Plans

        Effective March 6, 2000, the Company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the "Plan"). Under the Plan, options are periodically granted to employees and directors by the Company's Board of Directors at the recommendation of its Personnel Committee at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The Plan authorizes the granting of stock options up to a maximum of 459,351 shares of common stock. As of December 31, 2007, 100,355 option shares were available to be granted under the Plan. As of December 31, 2007, based on a market value of $13.14 per share, the aggregate intrinsic value for the outstanding stock options and warrants was approximately $5.9 million. Unrecognized compensation expense on these options and warrants to be recognized in the future was approximately $314,000 at December 31, 2007. These amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

        Upon consummation of the initial public offering, the organizers were issued stock warrants to purchase 799,611 shares of common stock for $3.92 per share, of which 663,507 remain unexercised. These warrants vested ratably over a five-year period beginning February 10, 2000, and are exercisable in whole or in part during the ten-year period following that date.

        The following is a summary of the activity under the plans for the years ended December 31:

	2007		2006		2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	991,248	$4.14	1,113,501	$4.37	1,086,705	$4.02
Granted	16,885	15.52	31,715	3.79	32,325	15.12
Forfeited	(5,955)	11.71	(4,169)	4.16	(3,743)	8.46
Exercised	(38,704)	4.71	(149,799)	3.95	(1,786)	6.93

Outstanding, December 31	963,474	$4.89	991,248	$4.14	1,113,501	$4.37

Exerciseable, December 31	899,014	$3.95	921,592	$4.75	1,057,272	$3.97

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 16—Stock Compensation Plans (Continued)

        The following table summarizes information about stock options and warrants outstanding under the stock-based option plans at December 31, 2007:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.92	860,008	2.12	$3.92	860,007	$3.92
$4.23	8,931	3.92	4.23	8,931	4.23
$5.29–$5.58	3,827	4.96	5.49	3,781	5.48
$7.35–$9.40	7,658	6.00	8.03	6,131	8.03
$11.35–$14.99	48,054	7.19	13.30	21,764	13.44
$15.19–$16.89	20,230	7.66	15.65	7,676	15.63
$17.05–$18.69	14,766	8.59	18.09	3,835	18.01

$3.92–$18.69	963,474	2.37	$4.89	912,125	$4.34

        The above information reflects each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, as well as the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Note 17—Employee Benefit Plans

        The Company maintains an employee benefit plan for all eligible employees of the Company and the Bank under the provisions of Internal Revenue Code Section 401(k). The First National Retirement Savings Plan (the "Savings Plan") allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to a maximum of six percent of annual compensation. Totals of $91,000, $68,000 and $45,000 were charged to operations in 2007, 2006, and 2005, respectively, for the Company's matching contribution. Employees are immediately vested in their contributions to the Savings Plan and become fully vested in the employer matching contribution after five years of service.

        On May 31, 2004, the Company adopted a leveraged Employee Stock Ownership Plan ("ESOP") for the exclusive benefit of employee participants. Employees become vested in their account balances after seven years of service.

        On November 30, 2005, the Company loaned the ESOP $600,000 which was used to purchase 42,532 shares of the Company's common stock. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year. At December 31, 2007, the ESOP owned 44,912 shares of the Company's stock, of which 36,900 shares were pledged to secure the loan to the Company. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the SOP 93-6, the Company presented the shares that were pledged as collateral as a deduction of $518,000 and $558,000 from shareholders' equity at December 31, 2007 and 2006, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets. The Board of Directors approved a $24,000 discretionary contribution paid to the

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 17—Employee Benefit Plans (Continued)

ESOP for the year ended December 31, 2005, which the Company recorded as compensation expense. The Company also recorded $37,000 and $42,400 of expense during the years ended December 31, 2007 and 2006, respectively, to reflect the fair market value of the shares allocated to eligible employees. The fair market value of the unallocated shares was $558,884 as of December 31, 2007.

        The Company made contributions during December 31, 2007 and 2006, of $66,824 and $68,740, respectively, equal to the ESOP annual debt service. The note payable to the ESOP requires annual principal payments plus interest at a fixed interest rate of 4.79%. Future principal payments will be $40,000 until a final payment will be made on December 31, 2020.

        During 2004, the Company also adopted a formal incentive compensation plan, the First National Incentive Plan (the "FNIP") for members of its management team. Approximately $354,000, $711,000 and $492,000 was expensed in 2007, 2006 and 2005, respectively, and paid in the subsequent year based on achievement of individual and corporate performance goals.

Note 18—Commitments and Contingencies

        The Company entered into employment agreements with each of its three Executive Vice Presidents that include an annually renewing two-year compensation term and one-year non-compete agreements upon termination.

        In the normal course of business, the Company and the Bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. At December 31, 2007, the Company and the Bank were not involved with any material litigation matters.

        See Note 7 for specifics on the Company's lease commitments.

Note 19—Financial Instruments with Off-Balance Sheet Risk

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

        At December 31, 2007, the Company's commitments to extend additional credit totaled approximately $115.9 million, the majority of which are at variable rates of interest and expire within

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 19—Financial Instruments with Off-Balance Sheet Risk (Continued)

one year. Included in the Company's total commitments are standby letters of credit. Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $819,000 at December 31, 2007. The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers. Also included in the Company's total commitments are $15 million in letters of credit pledged to a public depositor.

Note 20—Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practicable to estimate fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items which are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

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

        Fair value for demand deposit accounts and variable rate interest-bearing accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts maturing during 2008 are valued at their carrying value. Certificate of deposit accounts maturing after 2008 are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value for long-term FHLB advances is based on discounted cash flows using the current market rate. Fair value for the floating rate junior subordinated debentures is based on the carrying value.

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

        The estimated fair values of the Company's financial instruments at December 31 are as follows (dollars in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$8,426	$8,426	$8,205	$8,205
Securities available for sale	70,530	70,530	63,374	63,374
Investment in FHLB/FRB stock	3,687	3,687	3,075	3,075
Loans, net	489,142	488,859	375,695	375,426
Accrued interest receivable and other	15,441	15,441	11,202	11,202
Financial liabilities:
Deposits	$471,828	$469,984	$376,701	$390,366
FHLB advances	41,690	41,690	37,476	37,476
Junior subordinated debentures	13,403	13,403	13,403	13,403
Federal funds purchased	9,360	9,360	7,970	7,970
Accrued interest payable and other	2,676	2,676	2,842	2,842

Note 21—Parent Company Financial Information

        The following is condensed financial information of First National Bancshares, Inc. (parent company only) at December 31, 2007 and 2006, and for each of the years in the three year periods ended December 31, 2007.

First National Bancshares, Inc.
Condensed Balance Sheets
(dollars in thousands)

	2007	2006
Assets
Cash and cash equivalents	$13,434	$3,865
Investment in bank subsidiary	47,253	35,836
Investment in Trust subsidiaries	403	403
Other assets	616	329

Total assets	$61,706	$40,433

Liabilities and Shareholders' Equity
Junior subordinated debentures	13,403	13,403
Other liabilities	747	40
Total shareholders' equity	47,556	26,990

Total liabilities and shareholders' equity	$61,706	$40,433

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 21—Parent Company Financial Information (Continued)

First National Bancshares, Inc.
Condensed Statements of Income
(dollars in thousands)

	2007	2006	2005
Interest income	$276	$84	$16
Interest expense on junior subordinated debentures	1,127	877	391

Net interest expense	(851)	(793)	(375)
Professional fees	12	11	25
Shareholder relations	97	85	21
Data processing	23	13	—

Non interest expense	132	109	46
Equity in undistributed net income of bank subsidiary	4,709	4,750	3,113
Net income before income taxes	3,726	3,848	2,692
Income tax benefit	(334)	(204)	(143)

Net income	$4,060	$4,052	$2,835

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

First National Bancshares, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)

	2007	2006	2005
Operating activities:
Net income	$4,060	$4,052	$2,835
Adjustments to reconcile net income to net cash provided for operating activities:
Equity in undistributed net income of bank subsidiary	(4,709)	(4,750)	(3,113)
Compensation expense for ESOP shares allocated	37	43	1
Compensation expense for employee stock options	91	73	32
(Increase) decrease in other assets	(529)	(5)	15
(Decrease)/increase in other liabilities	(10)	40	—
Increase in intercompany payable/(receivable)	754	(18)	(138)

Net cash used for operating activities	(306)	(565)	(368)

Investing activities:
Investment in common securities of Trusts	—	(217)	—
Capital contribution to bank subsidiary	(6,000)	(7,000)	(2,000)

Net cash used in investing activities	(6,000)	(7,217)	(2,000)

Financing activities:
Proceeds from exercise of employee stock options/director stock warrants	182	591	12
Proceeds from secondary stock offering, net of offering expenses	—	—	6,339
Proceeds from issuance of preferred stock, net of offering expenses	16,550	—	—
Dividends paid on preferred stock	(626)	—	—
Shares issued to leveraged ESOP	—	—	(600)
Shares repurchased pursuant to share repurchase program	(224)	—	—
Cash paid in lieu of fractional shares for stock dividend	(7)	(4)	—
Proceeds from junior subordinated debentures	—	7,217	—

Net cash provided by financing activities	15,875	7,804	5,751

Net increase in cash and cash equivalents	9,569	22	3,383
Cash, beginning of year	3,865	3,843	460

Cash, end of year	$13,434	$3,865	$3,843

For a complete discussion of the junior subordinated debentures, common securities and the related trust preferred securities, see Note 13—Junior Subordinated Debentures.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 22—Selected Quarterly Financial Data (unaudited)

        Following is a summary of operations by quarter (dollars in thousands, except share and per share data):

2007

	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,895	$9,891	$10,618	$10,564
Interest expense	4,939	5,631	5,981	5,914

Net interest income	3,956	4,260	4,637	4,650
Provision for loan losses	339	452	422	183
Noninterest income	666	1,039	1,182	1,264
Noninterest expenses	2,972	3,629	3,551	4,007

Income before provision for income taxes	1,311	1,218	1,846	1,724
Income tax expense	459	426	567	587

Net income	$852	$792	$1,279	$1,137

Earnings per share:
Basic	0.23	0.21	0.26	0.22
Diluted	0.19	0.18	0.24	0.21
Weighted average common shares:
Basic	3,696,774	3,695,822	3,695,822	3,697,219
Diluted	4,411,231	4,400,011	5,289,673	5,344,626

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 22—Selected Quarterly Financial Data (unaudited) (Continued)

2006

	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$5,860	$6,882	$7,622	$8,522
Interest expense	2,855	3,397	3,967	4,506

Net interest income	3,005	3,485	3,655	4,016
Provision for loan losses	343	354	243	252
Noninterest income	517	410	471	681
Noninterest expenses	2,127	2,121	2,204	2,449

Income before provision for income taxes	1,052	1,420	1,679	1,996
Income tax expense	355	516	596	628

Net income	$697	$904	$1,083	$1,368

Earnings per share:
Basic	$0.19	$0.25	$0.30	$0.37
Diluted	$0.16	$0.20	$0.25	$0.31
Weighted average common shares:
Basic	3,652,729	3,585,079	3,610,632	3,700,439
Diluted	4,390,683	4,410,401	4,293,718	4,380,310

        All share and per share amounts reflect the January 18, 2006, 3 for 2 stock split, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Note 23—Stock Repurchase Program

        On December 1, 2006, the Company's board of directors authorized a stock repurchase program of up to 50,000 of its 3,458,354 shares outstanding effective immediately for a period of six months ending May 31, 2007. The board has extended this program through May 31, 2008. The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. As of December 31, 2007, the Company had purchased 13,781 shares at an average price of $16.17 per share. The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying consolidated balance sheets and statements of changes in shareholders' equity and comprehensive income.

Note 24—Subsequent Events

        In mid-January, the Company opened a loan production office in a leased facility in Indian Trail, a suburb of Charlotte, North Carolina, in Union County, North Carolina. Currently three employees are housed in this office.

        On January 31, 2008, the Merger of Carolina National with and into the Company became effective. See Note 25—Merger with Carolina National Corporation for more details. In connection

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 24—Subsequent Events (Continued)

with the merger, the Bank entered into an employment agreement with Roger Whaley, former President and Chief Executive Officer of Carolina National, on January 31, 2008.

        On February 7, 2008, the Company closed on the purchase of a 1.4 acre outparcel of land for $1.4 million in the Tega Cay community in Fort Mill, South Carolina, a suburb of Charlotte, North Carolina. The Bank has applied with the Office of the Comptroller of the Currency (the "OCC") to open a full-service branch at this location. Our application was approved in December 2007, and we anticipate construction of a full-service branch and our market headquarters for this area to begin in early 2008.

        The Company has begun construction on a full-service branch at an existing location previously leased by Carolina National and acquired by the Company in the Merger. Management expects that construction on this facility will be completed in the second quarter of 2008.

Note 25—Merger with Carolina National Corporation

        On August 26, 2007, the Company entered into a definitive agreement to merge with Carolina National. The Merger of the two bank holding companies became effective January 31, 2008. As a result of the Merger, the Company opened the four Carolina National locations in Columbia as First National Bank of the South on February 19, 2008. This change occurred simultaneously with the merger of the wholly-owned bank subsidiaries of First National and Carolina National.

        Carolina National was a South Carolina corporation registered as a bank holding company with the Federal Reserve Board. Carolina National engaged in a general banking business through its subsidiary, Carolina National Bank and Trust Company, a national banking association, which commenced operations in July 2002. Carolina National had three branch offices and a main office in Columbia, South Carolina, as well as a loan production office in Columbia and a loan production office in Rock Hill, South Carolina. As a result of the Merger, First National moved its Columbia loan production office to Carolina National's former main office and branch and the former Carolina National loan production office in Rock Hill moved to the existing First National Rock Hill location.

        The Company expects that the Merger will render a combined company which will possess more financial resources than First National or Carolina National alone, with which to compete in the marketplace for banking and financial services. The combined organization will be a more effective competitor than either existing bank alone, not only because of its larger market capitalization and asset base, but also because of its greater efficiency.

        Consolidating the resources, expertise and market knowledge of First National and Carolina National will also provide numerous benefits to the consumers and businesses in the communities they serve. By bringing First National's successful retail culture to Carolina National's attractive branch footprint, the combined organization will offer expanded loan and deposit products and services to Carolina National's existing customers. In addition, the broader geographic diversification brought about by combining the complementary branch networks is expected to reduce credit risk concentration for the combined entity. In addition, the Merger will enable the combined organization to meet the credit needs of the businesses in the communities each institution currently serves, due to, among other things, higher aggregate credit limits. Accordingly, the combined company can more readily support economic growth and development in these communities.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Note 25—Merger with Carolina National Corporation (Continued)

        Under the terms of the definitive agreement, Carolina National's shareholders were given the option to elect to receive either 1.4678 shares of our common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consisted of 70% stock and 30% cash. Based on the "Final Buyer Stock Price", as defined in Section 9.1(g) of the Merger Agreement, of $12.85, and including the value of Carolina National's outstanding options and warrants, the transaction closed with an aggregate value of $54.1 million. After the allocation and proration processes set forth in the Merger Agreement were applied to the elections made by Carolina National shareholders, the total Merger consideration resulted in an additional 2,663,673 shares of First National common stock. In addition, cash consideration of $16,848,808.85 will be paid in exchange for shares of Carolina National common stock. The Company estimates that $17.8 million in goodwill will be recognized as a result of the merger.

        Condensed balance sheet date for Carolina National as of the effective Merger date follows: (in thousands)

CNCP
1/31/2008
Assets
Cash and securities	$10,514
Loans	203,267
Other assets	7,159

Total assets	$220,940

Liabilities and Equity
Deposits	$187,340
Borrowings	2,018
Other liabilities	2,385

Total liabilities	191,743
Equity	29,197

Total liabilities and equity	$220,940

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Pro forma acquisition information represents our unaudited results of operations as if the merger had occurred on January 1, 2007 and January 1, 2006: (in thousands)

	Pro Forma 2007 Income Statement
	First National Stand-alone Full Year 2007	Carolina National Stand-alone Full Year 2007	Purchase Adjustments		Pro Forma Combined
Interest income:
Loans	$35,661	$15,540			$51,201
Securities	3,293	64			3,357
Other	1,014	792	(1,150	)(1)	656
Total interest income	39,968	16,396	(1,150)		55,214
Interest expense:
Deposits	18,872	$8,025			26,897
Short-term debt	2,568	10			2,578
Long-term debt	1,025	—			1,025
Total interest expense	22,465	8,035			30,500
Net interest income	17,503	8,361	(1,150)		24,714
Loan loss provision	1,396	209	—		1,605
Noninterest income:
Mortgage banking income	1,858	—	—		1,858
Other	2,293	386			2,679
Total noninterest income	4,151	386			4,537
Noninterest expense:
Salaries and employee benefits	7,876	2,859			10,735
Occupancy and equipment expense	2,030	893			2,923
Public relations	734	120			854
Data processing and ATM expense	702	468			1,170
Other	2,817	1,763			4,580
Total noninterest expense	14,159	6,103			20,262
Intangibles amortization	—	—	376(2)		376
Income before income taxes	6,099	2,435	(1,526)		7,008
Provision for income taxes	2,039	1,021	(562	)(3)	2,498
Net income	4,060	1,414	(964)		4,510
Preferred stock dividends	626	—			626

Net income available to common	$3,434	$1,414	$(964)		$3,884

Weighted average common shares outstanding	3,696,464	2,582,825	305,330		6,584,619
Net income per common share	$0.93	$0.55			$0.59

Notes

(1)
To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.

(2)
To record amortization of the core deposit intangible using the sum of years' digits methods over a 10 year life.

(3)
To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

	Pro Forma 2006 Income Statement
	First National Stand-alone Full Year 2006	Carolina National Stand-alone Full Year 2006	Purchase Adjustments		Pro Forma Combined
Interest income:
Loans	$26,237	$12,783			$39,020
Securities	1,977	83			2,060
Other	672	682	(1,150	)(1)	204
Total interest income	28,886	13,548	(1,150)		41,284
Interest expense:
Deposits	12,134	$5,497			17,631
Short-term debt	1,714	45			1,759
Long-term debt	877	—			877
Total interest expense	14,725	5,542			20,267
Net interest income	14,161	8,006	(1,150)		21,017
Loan loss provision	1,192	603	—		1,795
Noninterest income	2,079	413			2,492
Noninterest expense
Salaries and employee benefits	5,128	2,421			7,549
Occupancy and equipment expense	1,046	649			1,695
Public relations	609	153			762
Data processing and ATM expense	587	287			874
Other	1,531	1,270			2,801
Total noninterest expense	8,901	4,780			13,681
Intangibles amortization	—	—	376(2)		376
Income before income taxes	6,147	3,036	(1,526)		7,657
Provision for income taxes	2,095	1,107	(562	)(3)	2,640
Net income	4,052	1,929	(964)		5,017
Preferred stock dividends	—	—			—

Net income available to common	$4,052	$1,929	$(964)		$5,017

Weighted average common shares outstanding	3,615,022	2,575,002	305,330		6,495,354
Net income per common share	$1.12	$0.75			$0.77

Notes

(1)
To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.

(2)
To record amortization of the core deposit intangible using the sum of years' digits methos over a 10 year life.

(3)
To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There was no change in or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2007. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 is included in Item 8 of this report under the heading "Management's Report on Internal Controls Over Financial Reporting."

Item 9B.    Other Information.

        Registrar and Transfer Company will now serve as the transfer agent for our common stock and Series A Preferred Stock. The transfer agent's contact information is 10 Commerce Drive, Cranford, New Jersey, 07016, (800) 368-5948, and www.rtco.com.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2007 and 2006 (Continued)

Part III.

Item 10.    Directors and Executive Officers of First National.

        In response to this Item, the information contained in our Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008, is incorporated herein by reference.

Item 11.    Executive Compensation.

        In response to this Item, the information contained in the Compensation of Directors and Executive Officer section of our Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        In response to this Item, the information contained in the Security Ownership of Certain Beneficial Owners and Management section of our Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        In response to this Item, the information contained on pages 11 and 12 of our Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008, is incorporated herein by reference.

Item 14.    Principal Accounting Firm Fees and Services.

        In response to this Item, the information contained on page 11 of our Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008, is incorporated herein by reference.

Item 15.    Exhibits.

(a)(1)	Financial Statements
The following consolidated financial statements are located in Item 8 of this report.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to the Consolidated Financial Statements
(2)	Financial Statement Schedules
These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.
(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger by and between First National Bancshares, Inc. and Carolina National Corporation dated as of August 26, 2007.(1)
.1 3	Articles of Incorporation(2)
.1A 3	Articles of Amendment to the Company's Articles of Incorporation(3)
.2 3	Amended and Restated Bylaws(4)
.1 4	Form of Certificate of Common Stock(2)
10.1	Employment Agreement dated September 10, 2004 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.(5)*
10.2	Form of Stock Warrant Agreement, as amended(6)*
10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and Form of Agreement(7)*
10.4	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(8)*
10.5	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie(8)*
10.6	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch(8)*
10.7	Amendment No. 1 to the Stock Incentive Plan(6)*
10.8	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)
10.9	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)
10.10	First National Incentive Plan for Executive Management(10)

10.11	Agreement for the Purchase and Sale of Real Property dated May 4, 2007 between First National Bank of the South and Book Em Brothers, LLC(3)
10.12	Agreement to Sell, Purchase and Lease dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)
10.13	Lease Agreement dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)
13	2007 Company Annual Report
21	Subsidiaries
24	Power of Attorney (included on signature page)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

(1)
Incorporated by reference to Exhibit 2.1 of the company's Form S-4/A filed on November 7, 2007.

(2)
Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on September 21, 1999.

(3)
Incorporated by reference to the Company's Form S-1/A filed on June 18, 2007.

(4)
Incorporated by reference to the Company's Form S-4/A filed on November 7, 2007.

(5)
Incorporated by reference to the Company's Form 8-K filed on September 16, 2004.

(6)
Incorporated by reference to the Company's Form 8-K filed on August 22, 2005.

(7)
Incorporated by reference to the Company's 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.

(8)
Incorporated by reference to the Company's Form 8-K filed on February 4, 2005.

(9)
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2006, filed on March 20, 2007.

(10)
Incorporated by reference to the Company's Form S-1 filed on April 5, 2007.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

        The Exhibits listed above will be furnished to any security holder free of charge upon written request to Ms. Kitty B. Payne, Chief Financial officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina, 29304.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.
Date: March 31, 2008	By:	/s/ JERRY L. CALVERT Jerry L. Calvert President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry L. Calvert and Gaines W. Hammond, Jr., M.D. as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. DAN ADAMS C. Dan Adams	Director	March 31, 2008
/s/ MELLNEE G. BUCHHEIT Mellnee G. Buchheit	Director	March 31, 2008
/s/ JERRY L. CALVERT Jerry L. Calvert	Director, Vice Chairman, President, Chief Executive Officer	March 31, 2008
/s/ MARTHA CLOUD CHAPMAN Martha Cloud Chapman	Director	March 31, 2008
/s/ W. RUSSEL FLOYD, JR. W. Russel Floyd, Jr.	Director	March 31, 2008

/s/ C. TYRONE GILMORE, SR. C. Tyrone Gilmore, Sr.	Director	March 31, 2008
/s/ GAINES W. HAMMOND, JR., M.D. Gaines W. Hammond, Jr., M.D.	Director, Chairman of the Board	March 31, 2008
/s/ BENJAMIN R. HINES Benjamin R. Hines	Director	March 31, 2008
/s/ WILLIAM A. HUDSON William A. Hudson	Director	March 31, 2008
/s/ I.S. LEEVY JOHNSON I.S. Leevy Johnson	Director	March 31, 2008
/s/ KITTY B. PAYNE Kitty B. Payne	Chief Financial Officer, Principal Financial and Accounting Officer	March 31, 2008
/s/ NORMAN F. PULLIAM Norman F. Pulliam	Director, Chairman Emeritus	March 31, 2008
/s/ JOEL A. SMITH, III Joel A. Smith, III	Director	March 31, 2008
/s/ ROBERT E. STATON, SR. Robert E. Staton, Sr.	Director	March 31, 2008
/s/ WILLIAM H. STERN William H. Stern	Director	March 31, 2008
/s/ PETER E. WEISMAN Peter E. Weisman	Director	March 31, 2008

/s/ DONALD B. WILDMAN Donald B. Wildman	Director	March 31, 2008
/s/ COLEMAN L. YOUNG, JR. Coleman L. Young, Jr.	Director	March 31, 2008

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger by and between First National Bancshares, Inc. and Carolina National Corporation dated as of August 26, 2007.(1)
3.1	Articles of Incorporation(2)
3.1A	Articles of Amendment to the Company's Articles of Incorporation(3)
3.2	Amended and Restated Bylaws(4)
4.1	Form of Certificate of Common Stock(2)
10.1	Employment Agreement dated September 10, 2004 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.(5)*
10.2	Form of Stock Warrant Agreement, as amended(6)*
10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and Form of Agreement(7)*
10.4	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(8)*
10.5	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie(8)*
10.6	Employment Agreement dated January 31, 2005 between First National Bancshares, Inc., First National Bank of the South and Robert Murdoch(8)*
10.7	Amendment No. 1 to the Stock Incentive Plan(6)*
10.8	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)
10.9	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)
10.10	First National Incentive Plan for Executive Management(10)
10.11	Agreement for the Purchase and Sale of Real Property dated May 4, 2007 between First National Bank of the South and Book Em Brothers, LLC(3)
10.12	Agreement to Sell, Purchase and Lease dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)
10.13	Lease Agreement dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)
13	2007 Company Annual Report
21	Subsidiaries
24	Power of Attorney (included on signature page)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

(1)
Incorporated by reference to Exhibit 2.1 of the company's Form S-4/A filed on November 7, 2007.

(2)
Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on September 21, 1999.

(3)
Incorporated by reference to the Company's Form S-1/A filed on June 18, 2007.

(4)
Incorporated by reference to the Company's Form S-4/A filed on November 7, 2007.

(5)
Incorporated by reference to the Company's Form 8-K filed on September 16, 2004.

(6)
Incorporated by reference to the Company's Form 8-K filed on August 22, 2005.

(7)
Incorporated by reference to the Company's 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.

(8)
Incorporated by reference to the Company's Form 8-K filed on February 4, 2005.

(9)
Incorporated by reference to the Company's Form 10-K for the year ended December 31, 2006, filed on March 20, 2007.

(10)
Incorporated by reference to the Company's Form S-1 filed on April 5, 2007.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

QuickLinks

IMPORTANT INFORMATION ABOUT THIS REPORT
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
SUPERVISION AND REGULATION
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Equity Compensation Plan Information
  Item 6. Selected Financial Data.
Selected Consolidated Financial and Other Information (dollars in thousands, except per share data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
FIRST NATIONAL BANCSHARES, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
As of or for the Years Ended December 31,
Average Balances, Income and Expenses, and Rates For the Years Ended December 31,
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Consolidated Balance Sheets December 31, 2007 and 2006 (dollars in thousands)
FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Consolidated Statements of Income For the Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands, except share data)
FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income For the Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands)
FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Consolidated Statements of Cash Flows For the Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands)
FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements December 31, 2007 and 2006
Pro Forma Disclosure for Net Income and Net Income per Share
First National Bancshares, Inc. Condensed Balance Sheets (dollars in thousands)
First National Bancshares, Inc. Condensed Statements of Income (dollars in thousands)
First National Bancshares, Inc. Condensed Statements of Cash Flows (dollars in thousands)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
Part III.
  Item 10. Directors and Executive Officers of First National.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Firm Fees and Services.
  Item 15. Exhibits.
SIGNATURES
INDEX TO EXHIBITS