Form 10-Q
period 2008-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2008-05-15
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 13, 2008, 6,365,221 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets - March 31, 2008, and December 31, 2007	3

	Consolidated Statements of Income - For the three months ended March 31, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss) For the three months ended March 31, 2008 and 2007	5

	Consolidated Statements of Cash Flows - For the three months ended March 31, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4T.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38-39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39-45

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Cash and due from banks	$13,729	$8,411
Interest-bearing bank balances	415	15
Securities available for sale	68,365	70,530
Loans, net of allowance for loan losses of $8,400 and $4,951, respectively	693,112	469,734
Mortgage loans held for sale	15,665	19,408
Premises and equipment, net	6,253	2,974
Goodwill and other intangibles, net	30,173	-
Other	20,636	15,441
Total assets	$848,348	$586,513

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$47,129	$44,466
Interest-bearing	624,421	427,362
Total deposits	671,550	471,828
FHLB advances	46,494	41,690
Federal funds purchased and other short-term borrowings	22,095	9,360
Junior subordinated debentures	13,403	13,403
Accrued expenses and other liabilities	7,127	2,676
Total liabilities	$760,669	$538,957

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,	$7	$7
720,000 shares issued and outstanding
Common stock, par value $0.01 per share, 10,000,000 shares authorized;	64	37
6,402,402 and 3,695,822 shares issued and outstanding, respectively
Additional paid-in capital	83,334	43,809
Treasury stock, 37,181 and 8,881 shares, respectively, at cost	(508)	(224)
Unearned ESOP shares	(518)	(518)
Retained earnings	4,754	4,408
Accumulated other comprehensive income	546	37
Total shareholders' equity	$87,679	$47,556

Total liabilities and shareholders' equity	$848,348	$586,513

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(dollars in thousands, except share data) (unaudited)

	For the three months ended
	March 31,
	2008	2007
Interest income:
Loans	$10,583	$8,097
Taxable securities	624	604
Nontaxable securities	169	140
Federal funds sold and other	297	54
Total interest income	11,673	8,895

Interest expense:
Deposits	5,759	4,069
FHLB advances	438	457
Junior subordinated debentures	229	252
Federal funds purchased and other	96	161
Total interest expense	6,522	4,939

Net interest income	5,151	3,956

Provision for loan losses	466	339

Net interest income after provision for loan losses	4,685	3,617

Noninterest income:
Mortgage banking income	730	122
Service charges and fees on deposit accounts	384	272
Other	225	272
Total noninterest income	1,339	666

Noninterest expense:
Salaries and employee benefits	2,807	1,731
Occupancy and equipment expense	792	375
Professional fees	267	146
Data processing and ATM expense	258	174
Telephone and supplies	138	89
Public relations	92	169
Insurance	158	-
Other	407	288
Total noninterest expense	4,919	2,972

Net income before income taxes	1,105	1,311
Provision for income taxes	370	459
Net income	735	852
Cash dividends declared on preferred stock	326	-
Net income available to common shareholders	$409	$852

Net income per share
Basic	$0.07	$0.23
Diluted	$0.10	$0.19
Weighted average shares outstanding
Basic	5,469,281	3,696,774
Diluted	7,122,692	4,411,231

All share and per share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the three months ended March 31, 2008 and 2007
(dollars in thousands except share amounts, unaudited)
	Common Stock		Preferred Stock		Treasury Stock, at cost		Additional Paid-In	Unearned ESOP	Retained	Accumulated Other Comprehensive Income/	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Earnings	(Loss)	Equity
Balance, December 31, 2006	3,700,439	$37	-	-	-	$-	$26,906	(558)	$1,071	$(466)	$26,990
Grant of employee stock options	-	-	-	-	-	-	21	-	-	-	21
Proceeds from exercise of employee options	4,372	-	-	-	-	-	49	-	-	-	49
Adjustment to 7% stock dividend, reflected in December 31, 2006 balance	(108)	-	-	-	-	-	97	-	(97)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	-	-	(7)	-	-	-	(7)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(8,881)	(160)	-	-	-	-	(160)
Comprehensive income:	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	852	-	852
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $26	-	-	-	-	-	-	-	-		50	50
Total comprehensive income/(loss)	-	-	-	-	-	-	-	-	-	-	902
Balance, March 31, 2007	3,704,703	$37	-	-	(8,881)	(160)	$27,066	(558)	$1,826	$(416)	$27,795

Balance, December 31, 2007	3,738,729	$37	720,000	$7	(13,781)	$(224)	$43,809	(518)	$4,408	$37	$47,556
Shares issued pursuant to acquisition	2,663,673	27	-	-	-	-	39,502	-	-	-	39,529
Grant of employee stock options	-	-	-	-	-	-	23	-	-	-	23
Cumulative adjustment for change in accounting for postretirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(23,400)	(284)	-	-	-	-	(284)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(326)	-	(326)
Comprehensive income:	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	735	-	735
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $263	-	-	-	-	-	-	-	-	-	509	509
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	1,244
Balance, March 31, 2008	6,402,402	$64	720,000	$7	(37,181)	(508)	$83,334	(518)	$4,754	$546	$87,679

 All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on
May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(dollars in thousands, unaudited)

	For the three months
	ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$735	$852
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	466	339
Depreciation	170	118
(Accretion) / amortization of purchase accounting adjustments	(261)	-
(Accretion) / amortization of securities discounts and premiums, net	(15)	(16)
Gain on sale of guaranteed portion of SBA loans	(28)	(60)
Loss on sale of premises and equipment	-	9
Origination of residential mortgage loans held for sale	(107,848)	(32,894)
Proceeds from sale of residential mortgage loans held for sale	111,591	19,071
Compensation expense for employee stock options granted	23	21
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	282	(214)
Accrued expenses and other liabilities	1,482	327
Net cash provided by/(used in) operating activities	6,597	(12,447)

Cash flows from investing activities
Proceeds from maturities/prepayment of securities available for sale	10,484	1,520
Purchases of securities available for sale	(7,532)	(3,583)
Proceeds from sale of guaranteed portion of SBA loans	695	1,207
Loan originations, net of principal collections	(21,211)	(24,691)
Net purchases of premises and equipment	(1,927)	(2,135)
Proceeds from the sale of premises and equipment	-	5,369
Purchase of FHLB and other stock	(1,685)	(724)
Acquisition, net of funds received	(7,263)	-
Net cash used in investing activities	(28,439)	(23,037)

Cash flows from financing activities:
Dividends paid on preferred stock	(326)	-
Increase in FHLB advances	7,500	12,500
Repayment of FHLB advances	(2,696)	(196)
Net increase in federal funds purchased and other short-term borrowings	10,717
Shares repurchased pursuant to share repurchase program	(284)	(160)
Proceeds from exercise of employee stock options	-	49
Cash paid in lieu of fractional shares for stock dividend	-	(7)
Net increase in deposits	12,649	31,977
Net cash provided by financing activities	27,560	44,163

Net increase in cash and cash equivalents	5,718	5,709

Cash and cash equivalents, beginning of year	8,426	8,205
Cash and cash equivalents, end of year	$14,144	$13,914

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

Note 1 - Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which is referred to herein as the "bank." The bank currently maintains its corporate headquarters and a main branch in Spartanburg, South Carolina, ten additional full-service branches and two loan production offices in select markets across the state.

Our assets consist primarily of our investment in the bank and liquid investments. Our primary activities are conducted through the bank. As of March 31, 2008, our consolidated total assets were $848.3 million, our consolidated total loans were $717.2 million (including loans held for sale), our consolidated total deposits were $671.6 million, and our total shareholders' equity was approximately $87.8 million. In January 2008, we acquired Carolina National Corporation and its wholly-owned bank subsidiary, Carolina National Bank and Trust Company. As of January 31, 2008, Carolina National’s consolidated total assets were $220.9 million, its consolidated total loans were $203.3 million, its consolidated total deposits were $187.3 million, and its total shareholders’ equity was approximately $29.2 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, our net income also is affected by our noninterest income derived principally from service charges and fees on the origination sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits and occupancy costs.

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

As part of our strategic plan for growth and expansion, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of common stock of Carolina National Corporation (“Carolina National”) on August 26, 2007. Under the terms of the Merger Agreement, Carolina National merged with and into us (the “Merger”), with First National Bancshares, Inc. being the surviving bank holding company after the Merger. Through the Merger, Carolina National’s wholly owned subsidiary bank, Carolina National Bank & Trust Company, a national banking association, became a subsidiary of First National Bancshares, Inc. and, as of the close of business on February 18, 2008, was merged with and into the bank.

First National Bank of the South

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. The bank is primarily engaged in the business of accepting deposits insured by the FDIC and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate our corporate headquarters and three full-service branches under the name First National Bank of Spartanburg. In April 2007, we opened our new operations center adjacent to our corporate headquarters in Spartanburg, South Carolina, which resulted in a total of 29,500 square feet of office space, including our existing corporate headquarters facility which continues to house a full-service branch.

Since 2003, we have expanded into four additional markets in the Carolinas under the name First National Bank of the South.

•
Charleston - In October 2005, we converted our Mount Pleasant loan production office, opened in October 2004, to our fourth full-service branch, our first in the Charleston area. In April 2007, we opened a sixth full-service branch, our second in the Charleston market, in a leased facility located at 140 East Bay Street in downtown Charleston.

•
Columbia - In January 2006, we expanded into our state's capital city of Columbia with the opening of a loan production office. On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South. In connection with the acquisition, we consolidated our Columbia loan production office into one of the four Columbia full-service branches acquired. In addition, we have received approval from the Office of the Comptroller of the Currency (“OCC”) for our fifth full-service branch in the Columbia market to be located in Lexington, South Carolina. This new facility is currently under construction and is projected to open in the summer of 2008.

•
Greenville - In October 2006, we opened a fifth full-service branch, our first in the Greenville market, in a temporary location. In June 2007, we completed construction of our permanent branch and market headquarters on Pelham Road in Greenville and relocated our Greenville full-service branch to this location. In August 2007, we opened a full-service branch in an existing facility after extensive renovations in Greer, South Carolina.

•
York County - We are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007. In December 2007, the OCC approved the opening of a full-service branch and York County market headquarters in the Fort Mill/Tega Cay community, which is expected to open later in 2008.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of the bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of March 31, 2008, and for the three-month periods ended March 31, 2008 and 2007, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of March 31, 2008, and the results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, have been included.

Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

The information included in our 2007 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements. We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, we qualify for the extended compliance period with respect to the accountant’s report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by Public Company Accounting Oversight Board Auditing Standards No. 2.

Cash and Cash Equivalents

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, cash and cash equivalents are considered to be those amounts included in the balance sheet captions “Cash and due from banks” and “Interest-bearing bank balances.” Cash paid for interest during the three months ended March 31, 2008 and 2007, totaled $4.7 million each. Cash paid for income taxes during the three months ended March 31, 2008 and 2007, totaled $275,000 and $95,000, respectively.

Non-cash investing activities for the three months ended March 31, 2008 and 2007, included $509,000 in unrealized gains and $50,000 of unrealized losses on available for sale securities, net of income tax, respectively. Non-cash investing activities also included loans transferred to other real estate owned during the three months ended March 31, 2008, of $1.9 million charged to our allowance for loan losses, net of write downs of $44,000.

Note 2 - Net Income per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for net income per common share for the three-month periods ended March 31, 2008 and 2007 (dollars in thousands).

	Three Months Ended March 31,
	2008		2007
	BASIC	DILUTED	BASIC	DILUTED

Net income as reported	$735	$735	$852	$852
Preferred stock dividend declared	(326)	-	-	-
Net income available to common shareholders	$409	$735	$852	$852
Weighted average shares outstanding	5,469,281	5,469,281	3,696,774	3,696,774
Effect of dilutive securities:
Stock options & warrants	-	624,627	-	714,457
Noncumulative convertible perpetual preferred stock	-	1,028,784	-	-
Weighted average shares outstanding	5,469,281	7,122,692	3,696,774	4,411,231
Net income per common share	$0.07	$0.10	$0.23	$0.19

In order to arrive at net income available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period. This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings. Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the conversion of our convertible perpetual preferred stock. The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share. The average diluted shares have been computed utilizing the “treasury stock” method and reflect the 7% stock dividend distributed on March 30, 2007. The weighted average shares outstanding exclude 37,181 common shares of treasury stock repurchased by us through our share repurchase program through March 31, 2008.

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

The weighted average fair value per share of options granted in the three-month periods ended March 31, 2008, and 2007, amounted to $6.55 and $7.17, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: expected volatility of 20.71% and 23.41% for the three-month periods ended March 31, 2008, and 2007, respectively; interest rate of 2.25% and 5.25% for both the three-month periods ended March 31, 2008, and 2007, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends to shareholders of common stock in any periods presented. The weighted average fair value amounts reflect the 7% stock dividend distributed on March 30, 2007.

Note 4 - Merger with Carolina National

On January 31, 2008, Carolina National, the holding company for Carolina National Bank and Trust Company, merged with and into First National (the “Merger”). On February 18, 2008, Carolina National Bank and Trust Company merged with and into our bank subsidiary, First National Bank of the South. As a result of this acquisition, we added four full-service branches in the Columbia market to our operations that had been previously operated by Carolina National Bank and Trust Company.

Columbia’s central location in the state and convenient access to I-20, I-26, and I-77 makes this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. According to SNL Financial (“SNL”), Columbia had an estimated population of 356,842 residents as of July 1, 2007, and is projected to grow 7.6% from 2007 to 2012. The South Carolina Department of Commerce reports that Richland County attracted over $442.0 million in announced capital investment since 2000. Additionally, as reported by the Central Midlands Council of Governments, new single family housing units approved for construction in Richland County and surrounding areas increased from 2,172 in 1990 to 4,941 in 2004, an increase of over 127%. As of June 30, 2007, FDIC-insured institutions in Richland County and the Columbia metropolitan area had approximately $8.71 billion and $12.4 billion in deposits, respectively.

Carolina National was a South Carolina corporation registered as a bank holding company with the Federal Reserve Board. Carolina National engaged in a general banking business through its subsidiary, Carolina National Bank and Trust Company, a national banking association, which commenced operations in July 2002. As a result of the Merger, First National moved its Columbia loan production office to Carolina National’s former main office and full-service branch and the former Carolina National loan production office in Rock Hill moved to the existing First National loan production office in Rock Hill.

We expect that the Merger will render a combined company which will possess more financial resources than First National or Carolina National alone, with which to compete in the marketplace for banking and financial services. We anticipate that the combined organization will be a more effective competitor than either existing bank alone, not only because of its larger market capitalization and asset base, but also because of its greater efficiency.

Consolidating the resources, expertise and market knowledge of First National and Carolina National is also expected to provide numerous benefits to the consumers and businesses in the communities they serve. By bringing First National’s successful retail culture to Carolina National’s attractive branch footprint, the combined organization will offer expanded loan and deposit products and services to Carolina National’s existing customers. In addition, the broader geographic diversification brought about by combining the complementary branch networks is expected to reduce credit risk concentration for the combined entity. In addition, the Merger will enable the combined organization to meet the credit needs of the businesses in the communities each institution currently serves, due to, among other things, higher aggregate credit limits. Accordingly, the combined company can more readily support economic growth and development in these communities.

Under the terms of the definitive agreement, Carolina National's shareholders were given the option to elect to receive either 1.4678 shares of our common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consisted of 70% stock and 30% cash. Based on the “Final Buyer Stock Price”, as defined in Section 9.1(g) of the Agreement and Plan of Merger dated August 26, 2007, by and between First National and Carolina National (the “Merger Agreement”), of $12.85, and including the value of Carolina National's outstanding options and warrants, the transaction closed with an aggregate value of $54.1 million. After the allocation and proration processes set forth in the Merger Agreement were applied to the elections made by Carolina National shareholders, the total Merger consideration resulted in an additional 2,663,673 shares of First National common stock outstanding upon the completion of the exchange of Carolina National shares on March 31, 2008. In addition, cash consideration of $16,848,809 was paid in exchange for shares of Carolina National common stock.

In connection with the Merger, our balance sheet reflects intangible assets consisting of goodwill, core deposit intangibles, and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases. Goodwill represents the excess purchase price over the fair value of net assets acquired in the business acquisition. The core deposit intangibles represent the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We will perform an impairment test of goodwill, core deposit intangibles, the fair values of loans and of leases, as required by SFAS No. 142, “Goodwill and Intangible Assets,” on at least an annual basis. See further discussion in the section entitled “Critical Accounting Policy - Accounting for Acquisitions” for additional information on purchase accounting adjustments and intangible assets associated with the Merger.

The following pro forma financial information presents the combined results of operations as if the merger had occurred on January 1, 2008 and January 1, 2007: (in thousands)

Pro Forma 2007 Income Statement

	First National Stand-alone March 31, 2007	Carolina National Stand-alone March 31, 2007	Purchase Adjustmemts		Pro Forma Combined

Interest income:
Loans	$8,097	$3,791	-		$11,888
Securities	744	167	-		911
Other	54	-	(288	)(1)	(234)
Total interest income	8,895	3,958	(288)		12,566
Interest expense:
Deposits	4,069	$1,799	-		5,868
Short-term debt	161	-	-		161
Long-term debt	709	11	-		720
Total interest expense	4,939	1,810	-		6,749
Net interest income	3,956	2,148	(288)		5,817
Loan loss provision	339	-	-		339
Noninterest income:
Mortgage banking income	122	-	-		122
Other	544	102	-		646
Total noninterest income	666	102	-		768
Noninterest expense:
Salaries and employee benefits	1,731	725	-		2,456
Occupancy and equipment expense	375	209	-		584
Professional fees	146	-	-		146
Data processing and ATM expense	174	-	-		174
Other	546	454	-		1,000
Total noninterest expense	2,972	1,388	-		4,360
Intangibles amortization	-	-	(391	)(2)	(391)
Income before income taxes	1,311	862	104		2,277
Provision for income taxes	459	315	38	(3)	812
Net income	852	547	65		1,464
Preferred stock dividends	-	-	-		0
Net income available to common	$852	$547	$65		$1,464

Weighted average common shares outstanding					6,330,850
Net income per common share					$0.23

Notes
(1) To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2) To record amortization of the core deposit intangible using the 150 declining balance line method.
(3) To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

Pro Forma 2008 Income Statement

	First National Combined March 31, 2008	Purchase Adjustments		Pro Forma Combined

Interest income:
Loans	$10,583	-		$10,583
Securities	793	-		793
Other	297	(288	)(1)	10
Total interest income	11,673	(288)		11,386
Interest expense:
Deposits	5,759	-		5,759
Short-term debt	96	-		96
Long-term debt	667	-		667
Total interest expense	6,522	-		6,522
Net interest income	5,151	(288)		4,864
Loan loss provision	466	-		466
Noninterest income:
Mortgage banking income	730	-		730
Other	609	-		609
Total noninterest income	1,339	-		1,339
Noninterest expense:
Salaries and employee benefits	2,807	-		2,807
Occupancy and equipment expense	792	-		792
Professional fees	267	-		267
Data processing and ATM expense	258	-		258
Other	795	-		795
Total noninterest expense	4,919	-		4,919
Intangibles amortization	-	(391	)(2)	(391)
Income before income taxes	1,105	104		1,209
Provision for income taxes	370	38	(3)	408
Net income	735	65		800
Preferred stock dividends	326	-		326
Net income available to common	$409	$65		$474

Weighted average common shares outstanding				6,347,415
Net income per common share				$0.07

Notes
(1) To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2) To record amortization of the core deposit intangible using the 150 declining balance line method.
(3) To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

Note 5 - Loans

A summary of loans by classification as of March 31, 2008, is as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$59,313	8.27%	$34,435	6.97%
Commercial secured by real estate	465,788	64.95%	322,807	65.33%
Real estate - residential mortgages	168,364	23.48%	111,490	22.56%
Installment and other consumer loans	8,618	1.20%	6,496	1.32%
Total loans	702,083		475,228
Mortgage loans held for sale	15,665	2.18%	19,408	3.93%
Unearned income	(571)	(0.08%)	(543)	(0.11%)
Total loans, net of unearned income	717,177	100.00%	494,093	100.00%

Less allowance for loan losses(2)	(8,400)	1.20%	(4,951)	1.04%

Total loans, net	$708,777		$489,142

(1) As a % of total loans includes mortgage loans held for sale.

(2) Loan loss allowance % of total loans excludes mortgage loans held for sale.

Approximately $347,898,000 of the loans were variable interest rate loans as of March 31, 2008. The remaining portfolio was comprised of fixed interest rate loans.

As of March 31, 2008 and December 31, 2007, $17.6 million and $12 million in loans on nonaccrual status, respectively, were categorized as nonperforming assets. Due to recent developments since March 31, 2008, an additional $4,900,000 in nonperforming assets has been recognized and placed on nonaccrual status. Consequently, the $22.5 million in nonperforming loans as of March 31, 2008, is greater than the $17.6 million amount we disclosed in our first quarter 2008 earnings release on April 9, 2008. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the quarter was approximately $116,000 and $21,600 in the quarters ended March 31, 2008 and 2007, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at March 31, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $18,800,000 and $8,500,000 with related valuation allowances of $1,600,000 and $376,000 at March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008, other real estate owned grew from $2.3 million to $3.1 million, with the addition of Carolina National’s other real estate owned. During the three months ended March 31, 2008, we did not foreclose on any additional properties nor did we recognize any additional loan losses in connection with the previously existing real estate owned. The cost of owning the properties was minimal for the three-month period ended March 31, 2008. During the year ended December 31, 2007, we foreclosed on four real properties, two of which previously served as collateral for SBA loans, a third with commercial real estate collateral, and the fourth a personal residence. In connection with the SBA foreclosures, during the year ended December 31, 2007, we recognized approximately $44,000 in loan losses in order to reduce the carrying value of these properties to $481,500, or an amount that we believe approximates their fair market value, net of costs to sell the properties. These amounts are net of the SBA guarantee on these loans. For the remaining properties, the estimated fair value of the property exceeds our book value, and therefore no write down was required at the loans’ transfer to other real estate owned. Valuations of the other real estate owned properties are performed periodically, and the carrying value is appropriately adjusted to reflect any decreases in the fair value of these properties. We are actively marketing these properties for resale.

Qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $46,494,000 at March 31, 2008. At December 31, 2007, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000.

Changes in the allowance for loan losses for the quarters ended March 31, 2008 and 2007, were as follows (dollars in thousands):

	March 31,	March 31,
	2008	2007
Balance, beginning of year	$4,951	$3,795
Carolina National reserve acquired	2,976	-
Provision charged to operations	466	339
Loans charged off	(17)	(23)
Recoveries on loans previously charged off	24	8

Balance, end of year	$8,400	$4,119

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company. Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the Bank and the Company at March 31, 2008 or December 31, 2007.

Note 6 - Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $276.4 million and $176.0 million at March 31, 2008 and December 31, 2007, respectively. The increase in time deposits greater than or equal to $100,000 since December 31, 2007, was due to the $76.7 million in time deposits greater than or equal to $100,000 added from the acquisition of Carolina National during the first quarter of 2008. $135.7 million of the $163.5 million increase in time deposits from December 31, 2007, to March 31, 2008, occurred as a result of the Carolina National acquisition.

The scheduled maturities of time deposits as of March 31, 2008, and December 31, 2007, are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
One year or less	$400,789	$235,126
From one year to three years	52,707	55,274
After three years	3,077	2,691
Total	$456,573	$293,091

Note 7 - Fair Value Disclosures

     Effective January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company to maximize the use of observable inputs and minimize the use of unobservable inputs in its fair value measurement techniques.  The adoption of SFAS 157 resulted in no change to January 1, 2008 retained earnings.

          SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•
Level 1 - Valuations are based on quoted prices in active markets for identical assets and liabilities. Level 1 assets include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•
Level 2 - Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Valuations are obtained from third party pricing services for similar assets or liabilities. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, corporate bonds, certain derivative contracts, and mortgage loans held for sale.

•
Level 3 - Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, certain available for sale securities included in this category are not readily marketable and may only be redeemed with the issuer at par. This category includes certain derivative contracts for which independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2008
	Total	Level 1	Level 2	Level 3
Securities available for sale	$73,854	$68,365	$5,489	$-
Mortgage loans held for sale	15,665	-	15,665	-

Total	$89,519	$68,365	$21,154	$-

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). We have no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

We are predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. When practical, such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $22.5 million.

Certain parts of SFAS 157 have been delayed to fiscal year beginning after November 15, 2008.  This deferral includes non-financial assets and liabilties initially measured at fair value in a business combination, but not measured at fair value in subsequent periods (nonrecurring fair value measurements). This deferral also includes reporting units measured at fair value in the first step of a goodwill impairment test and nonfinancial assests and nonfinancial liabilities measured at fair value in the second step of the goodwill impairment test. The company is currently evaluating the impact that the delayed component of SFAS 157 will have on its financial position, results of operations and cash flows.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under Item 1A-Risk Factors and the following:

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

•	changes occurring in business conditions and inflation;

•	construction delays and cost overruns related to the expansion of our branch network;

•	changes in technology;

•	changes in deposit flows;

•	changes in monetary and tax policies;

•	adequacy of the level of allowance for loan losses;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain effective internal control over financial reporting;

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

•
expected revenue synergies and cost savings from the acquisition of Carolina National Corporation (“Carolina National”), completed on January 31, 2008, and its wholly-owned banking subsidiary, with and into First National;

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

In April 2007, we opened a sixth full-service branch, our second in the Charleston market, in a leased facility located at 140 East Bay Street in downtown Charleston. We are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007. In December 2007, the Office of the Comptroller of the Currency (“OCC”) approved the opening of a full-service branch and York County market headquarters to serve the Fort Mill/Tega Cay community, which is expected to open later in 2008.

In April 2007, we opened our new operations center adjacent to our corporate headquarters in Spartanburg, South Carolina, which resulted in a total of 29,500 square feet of office space, including its existing corporate headquarters facility which continues to house a full-service branch.

On February 19, 2008, the four Columbia full-service branches of the former Carolina National Bank and Trust Company began to operate as First National Bank of the South. In connection with the merger, we consolidated our Columbia loan production office into one of the Columbia full-service branches. In addition, we have received approval from the OCC for the fifth full-service branch in the Columbia market to be located in Lexington, South Carolina. This new facility is currently under construction and is projected to open in the summer of 2008.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration's ("SBA") various loan programs to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of thirteen individuals. We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Atl-A” (low documentation) and/or “second lien”. Our management has evaluated the loans that have been originated to date through the wholesale mortgage division and believes that virtually all of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is extremely low. The division also offers FHA/VA and construction/permanent products to its customers. The division's customers are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve our existing base of other community banks and mortgage brokers.

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

Allowance for Loan Losses

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Please see "Balance Sheet Review-Provision for Loan Losses" for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Accounting for Acquisitions

We have accounted for the acquisition of Carolina National in January of 2008 in accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” which require us to use the purchase method of accounting to account for this acquisition. Under this method, we are required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests, on an annual basis, or more often, if events or circumstances indicate that there may be impairment. These tests use estimates such as projected cash flows, discount rates, time periods, and comparable market values in the calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

We will begin to evaluate for goodwill impairment beginning in the first quarter of 2009 by determining the fair value for each reporting unit in the acquisition and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing is required. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value.

Our other intangible assets have an estimated finite useful life and are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset. We will periodically review our other intangible assets to determine whether there have been any events or circumstances which indicate the recorded amount is not recoverable from projected undiscounted cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value and, when appropriate, the amortization period would also be reduced.

Results of Operations

Income Statement Review

Summary

Our net income was $735,000, or $0.10 per diluted share, for the quarter ended March 31, 2008, as compared with $852,000, or $0.19 per diluted share, for the quarter ended March 31, 2007. Diluted common shares outstanding for the quarter ended March 31, 2008, increased by 3% over the same period in 2007, due to the dilutive effects of the $18 million in noncumulative convertible perpetual preferred stock issued in July 2007 and the effect of a prorated amount to reflect the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008. Net interest income for the quarter ended March 31, 2008, increased by 30.2%, or $1.2 million, as compared to $4.0 million recorded during the same period in 2007, primarily due to the growth in average earning assets since March 31, 2007 of $250.5 million, or 54.6%. The increase in average earning assets during this period includes $215.3 million from the Carolina National acquisition.

The net interest margin for the quarter ended March 31, 2008 was 2.91%, as compared to the 3.50% net interest margin recorded for the quarter ended March 31, 2007, or a reduction of 59 basis points. The Federal Reserve has decreased the federal funds rate by 250 basis points since September 18, 2007. Since the majority of the earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest-bearing liabilities such as time deposits mature and reprice, interest expense decreases on these liabilities, most of which pay interest at fixed rates and have set maturity dates. Interest expense should decrease on these liabilities, allowing the net interest margin to improve, assuming there are no further reductions in the federal funds rate. As of March 31, 2008, 60.7% of time deposits with a weighted average yield of 4.71% are scheduled to mature and reprice during the six-month period ending September 30, 2008.

Our return on average assets decreased by 34 basis points from 0.73% for the quarter ended March 31, 2007, to 0.39% for the same period in 2008 due to the decreased net income compared to an increased average asset base. The diminished return on assets reflects the impact of the decreased net interest margin. Loans continued to grow consistently and to contribute to net interest income as our most lucrative earning asset, but their positive contribution was proportionally matched by the growth in deposits, whose volume contributed approximately $2.5 million in costs, while loan growth generated double that expense at $5.1 million in income. In contrast, loan rates, at $1.4 million, reduced the positive contribution from loan volume by almost one third. This ratio was matched on the deposit side, where volume contributed $2.4 million in increased costs, while rates reduced those costs by approximately $0.7 million.

Our return on average equity decreased dramatically by 861 basis points, from 12.61% for the quarter ended March 31, 2007, to 4.01% for the quarter ended March 31, 2008. This decrease is driven by the large increase in our average equity due to the acquisition of Carolina National during the first quarter of March 31, 2008, in addition to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007, while our net income decreased from 2007 to 2008. In addition, noninterest expense increased during 2007 due to the expansion of our branch network and the continued development of our infrastructure.

Our efficiency ratio increased by 17.8% from 64.32% for the three months ended March 31, 2007, to 75.79% for the three months ended March 31, 2008. This increase is due to noninterest expense increasing by $1.9 million, or 65.5%, over the same period last year, while net interest income experienced a relatively smaller percentage increase of 30.2%. While noninterest income increased 101.1%, the $673,000 increase was not significant enough to offset the increased noninterest expenses. This result has occurred primarily due to additional expenses that have been incurred as a result of continued expansion through branching and loan production offices, as well as the corresponding increase in supporting infrastructure.

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

Our net interest income increased $1.2 million, or 30.2%, to $5.2 million for the quarter ended March 31, 2008, from $4.0 million for the same period in 2007. The increase in net interest income was due primarily to the growth of our loan portfolio, as reflected in an increase in our average earning assets of 54.6%, which was partially offset by a decrease in our net interest margin of 59 basis points from 3.50% to 2.91% for the first quarter of 2007 and 2008, respectively. The increase in average earning assets during this period includes $215.3 million from the Carolina National acquisition.

The decrease in the net interest margin is primarily attributable to the high cost of deposits due to the increases in the prime rate that occurred throughout 2006. However, since September 18, 2007, the Federal Reserve has decreased the federal funds rate by 250 basis points. Since the majority of the earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest-bearing liabilities such as time deposits mature and reprice, interest expense decreases on these liabilities, most of which pay interest at fixed rates and have set maturity dates. Interest expense should decrease on these liabilities, allowing the net interest margin to improve, assuming there are no further reductions in the federal funds rate. As of March 31, 2008, 60.7% of time deposits with a weighted average yield of 4.71% are scheduled to mature and reprice during the six-month period ending September 30, 2008.

The following table sets forth, for the quarters ended March 31, 2008 and 2007, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates
For the Three Months Ended March 31,

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Loans, including nonaccrual loans	$618,822	$10,584	6.86%	$387,857	$8,059	8.43%
Mortgage loans held for sale	14,994	206	5.51%	2,940	38	5.24%
Investment securities	68,222	793	4.66%	64,400	744	4.69%
Federal funds sold and other	7,384	91	4.94%	3,729	54	5.87%
Total interest-earning assets	$709,422	$11,674	6.60%	$458,926	$8,895	7.86%

Time deposits	$399,307	$4,612	4.63%	$239,851	$2,970	5.02%
Savings & money market	101,734	858	3.38%	72,968	815	4.53%
NOW accounts	53,250	289	2.18%	36,392	284	3.16%
FHLB advances	42,746	438	4.11%	38,363	457	4.83%
Junior subordinated debentures	13,403	229	6.85%	13,403	252	7.63%
Federal funds purchased and short-term borrowings	10,501	97	3.67%	11,853	161	5.51%
Total interest-bearing liabilities	$620,941	$6,523	4.21%	$412,830	$4,939	4.85%

Net interest spread			2.39%			3.01%
Net interest income/margin		$5,151	2.91%		$3,956	3.50%

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.39% for the quarter ended March 31, 2008, compared to 3.01% for the quarter ended March 31, 2007. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.91% for the quarter ended March 31, 2008, as compared to 3.50% for the quarter ended March 31, 2007.

The decrease in our net interest spread and our net interest margin from 2007 to 2008 was principally due to the faster decrease in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the three decreases in the prime rate during 2007. We anticipate that growth in loans will continue to drive the growth in assets and the growth in net interest income. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income. Therefore, improving our net interest income in the current challenging market will continue to require deliberate and attentive management.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Changes in Net Interest Income
	For the Quarters Ended March 31, 2008 vs. 2007 Increase (Decrease) Due to			For the Quarters Ended March 31, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$53	$(16)	$37	$(108)	$11	$(97)
Investment securities	44	4	48	198	71	269
Mortgage loans held for sale	156	12	168	38	-	38
Loans(1)	4,798	(2,272)	2,526	2,300	525	2,825
Total interest-earning assets	$5,051	$(2,272)	$2,779	$2,428	$607	$3,035

Interest-Bearing Liabilities
Deposits	$2,427	$(738)	$1,690	$789	$815	$1,604
FHLB advances	52	(71)	(19)	121	65	186
Federal funds purchased and other	(18)	(47)	(65)	-	161	161
Junior suborindated debentures	-	(23)	(23)	132	1	133
Total interest-bearing liabilities	$2,461	(879)	1,583	$1,042	$1,042	$2,084
Net interest income	$2,590	$(1,395)	$1,195	$1,386	$(435)	$951
_______________________________
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

In arriving at our loan loss allowance, we consider those qualitative or environmental factors that are likely to cause credit losses, as well as our historical loss experience. Because of our relatively short history, we also factor in a five-year trend of peer data on historical losses. In addition, as part of the evaluation of qualitative factors, we consider changes in lending policies and procedures, including changes in underwriting standards, and collection, chargeoff, and recovery practices not considered elsewhere in estimating credit losses, as well as changes in regional and local economic and business conditions. Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and nonaccrual loans, as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and effect of any concentrations of credit. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Our provision for loan losses was $466,000 for the three months ended March 31, 2008, and $339,000 for the same period in 2007. The percentage of allowance for loan losses was increased to 1.20% of gross loans outstanding as of March 31, 2008, from 1.02% as of March 31, 2007. The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio. Management believes that specific reserves have been allocated in its allowance for loan losses as of March 31, 2008 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. No assurances can be given in the regard, however, especially considering the overall weakness in the commercial real estate market. Also included in the allowance for loan losses as of March 31, 2008 is $2.9 million added from the acquisition of Carolina National.

Nonperforming assets were $25.6 million as of March 31, 2008, as compared to $3.8 million as of March 31, 2007. This amount includes $2.2 million in nonperforming assets related to the acquisition of Carolina National and also $3.1 million in other real estate owned. The $2.2 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008. Unrecognized interest income for the quarter ended March 31, 2008, on average nonperforming assets of $8.2 million for this period was $116,000.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	For the Three Months Ended March 31,
	2008	2007
Mortgage banking income	$730	$122
Service charges and fees on deposit accounts	384	272
Other	225	272
Total noninterest income	$1,339	$666

Noninterest income for the three months ended March 31, 2008, was $1.3 million, a net increase of 101.1% compared to noninterest income of $666,000 during the same period in 2007. This increase is primarily due to fee income of $730,000 generated by the wholesale mortgage division for a full three months in 2008, as compared to $122,000 earned over two months in the first quarter of 2007, after the division was formed on January 29, 2007. This fee income represented 108.5% of the total noninterest income increase of $673,000. In addition, service charges and fees on deposit accounts increased by $112,000, or 41.2% from 2007 to 2008, resulting from the growth in the number of deposit accounts.

The wholesale mortgage division offers a wide variety of conforming and non-conforming mortgage loan products to other community banks and mortgage brokers which are held for sale in the secondary market. Sales of mortgage loans originated through the division occur pursuant to sales contracts entered into with the investors at the time of the loan commitment. As of March 31, 2008, $15.7 million in mortgage loans were held for sale to investors, an increase of $2.9 million or 23.1% since March 31, 2007.

Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Atl-A” (low documentation) and/or “second lien”. Management has evaluated the loans that have been originated to date through the wholesale mortgage division and believes that virtually all of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, management believes that the exposure of this division to the sub-prime and Alt-A segments is extremely low.

Noninterest Expenses

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	For the Three Months Ended March 31,
	2008	2007
Salaries and employee benefits	$2,803	$1,731
Occupancy and equipment	792	375
Professional fees	267	146
Data processing and ATM expense	258	174
Telephone and supplies	138	89
Public relations	92	169
Other	569	288
Total noninterest expense	$4,919	$2,972

Noninterest expense was $4.9 million for three months ended March 31, 2008, as compared to $3.0 million for the same period in 2007, an increase of $1.9 million. The majority of the 65.5% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $2.8 million for the three months ended March 31, 2008, as compared to $1.7 million for the same period in 2007, an increase of 61.9%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008. The quarter ended March 31, 2008 also reflects a full quarter of expenses for our Greenville full-service branch and the Rock Hill loan production office and on the wholesale mortgage division, all new cost centers in the quarter ended March 31, 2007.

Occupancy and equipment expenses were $792,000 and $375,000 for the quarters ended March 31, 2008 and 2007, respectively. The 111.2% increase, or $417,000, reflects expenses a full quarter for the Rock Hill loan production office opened in February 2007, the wholesale mortgage loan office opened in January 2007 and the Greenville market headquarters and the Spartanburg home office expansion, both completed during 2007. In addition, costs of the four new Columbia area full-service branches added to our branch network on January 31, 2008, are reflected in the quarter ended March 31, 2008.

Professional fees increased by $121,000, or 82.9% to $267,000 for the three months ended March 31, 2008. This increase includes professional fees accrued during the quarter ended March 31, 2008.

Data processing and ATM expense were $258,000 and $174,000 for the three months ended March 31, 2008 and 2007, respectively. The majority of the increase of 48.3% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Public relations expense decreased by 45.6% or $77,000 to $92,000 for the three months ended March 31, 2008, as compared to $169,000 for the same period in 2007, primarily due to decreased marketing media expenditures as we continue to focus on our rebranding process, which began in the fourth quarter of 2007. The rebranding will drive all our future marketing endeavors and position us to capitalize on our expansion into new markets.

Included in the line item “other,” which increased $281,000, or 97.6% for the three months ended March 31, 2008, as compared to the same period in 2007, are charges for insurance premiums, fees paid to our board of directors and our newly formed board in the Greenville market in 2008, postage, printing and stationery expense and various customer-related expenses. In addition, the quarter ended March 31, 2008, included an additional expense for FDIC insurance premiums, which were reinstituted during 2007 and reflect our growth in deposits, of $85,000.

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

	For the Three Months Ended March 31,
	2008	2007
Provision for income taxes	$370	$459
Net income before income taxes	1,105	1,311
Effective income tax rate	33.5%	35.0%

Our effective tax rate for 2008 was relatively consistent with 2007. This consistency was accomplished by increasing income from nontaxable securities by $29,000, or 20.7%, from the quarter ended March 31, 2008, to March 31, 2007. In addition, net interest income increased by $1.2 million, or 30.2%, compared to the decreased net income of $735,000.

Balance Sheet Review

General

As of March 31, 2008, we had total assets of $848.3 million, an increase of $261.8 million, or 44.6%, over total assets of $586.5 million on December 31, 2007.  Of this $261.8 million increase, $220.9 million was attributable to the acquisition of Carolina National. Total assets on March 31, 2008, and December 31, 2007, consisted of loans, net of unearned income, of $708.8 million and $489.1 million, respectively; securities available for sale of $68.4 million and $70.5 million, respectively; other assets of $20.6 million and $15.4 million, respectively; premises and equipment, net accumulated depreciation and amortization of $6.3 million and $3.0 million, respectively; and cash and cash equivalents of $14.1 million and $8.4 million, respectively. Total loans includes $203.3 million from the acquisition of Carolina National. March 31, 2008 also included $30.2 million in goodwill and other intangibles resulting from the acquisition of Carolina National. See Note X for more specific details on these intangible assets and for information on the merger.

Our interest-earning assets, consisting of loans net of unearned income, securities available for sale and interest-bearing bank balances, grew to $709.4 million as of March 31, 2008, or an increase of 23.4% over the balance of $516.8 million as of December 31, 2007. As of March 31, 2008 and March 31, 2007, short-term overnight investments in interest-bearing bank balances comprised less than 1% of total interest-earning assets of $709.4 million and $516.8 million, respectively. Although the loan portfolio grew in the three months ended March 31, 2008, the majority of the increase was due to the acquisition of Carolina National, with loan production for the three-month period relatively constant compared to the three-month period ended March 31, 2007. The continued deterioration in the South Carolina real estate markets and the volatile economy in general support restraint in the current growth strategy for our loan portfolio.

Also included in interest-earning assets as of March 31, 2008, are mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. During the three months ended March 31, 2008, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $107.8 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $111.5 million had been sold as of March 31, 2008, with approximately $15.7 million remaining on the balance sheet as mortgage loans held for sale, compared to $19.4 million at December 31, 2007. The activity for the wholesale mortgage division during its initial reporting period, the three months ended March 31, 2007, represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $14 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity have leveled off, as the ongoing activity of the wholesale mortgage division has begun to provide for funding of future loans with the proceeds from the sale of loans in the existing portfolio, as evidenced by the positive impact on cash provided by operating activities in the three months ended March 31, 2008.

Premises and equipment increased by $3.3 million, net of purchases and depreciation expense, during the three months ended March 31, 2008, primarily due to the acquisition of Carolina National whose Columbia area properties represented $1.8 million at March 31, 2008. The remaining $1.5 million represented the purchase of a 1.4 acre outparcel of land at the site of the future market headquarters in the Tega Cay Community of Fort Mill, South Carolina as well as the purchase of land adjacent to the home office in Spartanburg to accommodate future parking demands at that site.

For the year ended March 31, 2008, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $139.5 million, including approximately $50.8 million added with the Carolina National merger. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on March 31, 2008, were $760.7 million, an increase of 41.1% over liabilities as of December 31, 2007, of $539.0 million, and consisted primarily of deposits of $671.6 million, $46.5 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures, and $16.6 million in federal funds purchased. The deposit growth includes approximately $187.3 in deposits from the acquisition of Carolina National.

Shareholders’ equity on March 31, 2008, was $87.7 million, as compared to shareholders’ equity on December 31, 2007, of $47.6 million. The increase of $40.1 million, or 84.4%, can be attributed to the growth in additional paid-in capital resulting from the merger with Carolina National. See Note 4 - Merger with Carolina National Corporation for specific details on the transaction. Also contributing to the increase was in increase in the unrealized gain on investment securities available for sale, net of tax, during the three months ended March 31, 2008.

Investments

On March 31, 2008, and December 31, 2007, our investment securities portfolio of $68.4 and $70.5 million, respectively, represented approximately 8.6% and 12.4%, respectively, of our interest-earning assets. As of March 31, 2008, and December 31, 2007, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $67.5 million and $70.5 million, respectively, for unrealized gains of approximately $828,000 and $56,000, respectively. A large number of U.S. Government agency securities have been called from our portfolio in recent months, resulting in the slight decrease in our investment portfolio as we selectively replace these securities with new investments chosen to complement our existing portfolio and contribute to our net interest margin.

Fair values and yields on our investments (all available for sale) as of March 31, 2008, and December 31, 2007, are shown in the following tables based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of March 31, 2008
	Within one year		After one but within five years		After five but wihtin ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	2,006	4.01%	503	4.44%	2,002	5.00%	4,511	4.50%
Mortgage-backed securities	809	4.00%	4,698	4.26%	6,232	4.96%	33,766	5.27%	45,505	5.10%
Municipal securities	-	-	1,371	2.91%	4,051	3.76%	12,927	3.52%	18,349	3.52%

Total	$809	4.00%	8,075	3.97%	10,786	4.48%	48,695	4.79%	68,365	4.64%

	As of December 31, 2007
	Within one year		After one but within five years		After five but wihtin ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$998	4.00%	$6,942	4.27%	$2,627	5.48%	$-	-	$10,567	4.54%
Mortgage-backed securities	962	4.00%	4,579	4.23%	3,479	4.65%	34,021	5.30%	43,041	5.11%
Municipal securities	-	-	1,033	2.70%	3,719	3.70%	12,170	4.05%	16,922	3.89%

Total	$1,960	4.00%	$12,554	4.12%	$9,825	4.51%	$46,191	4.97%	$70,530	4.73%

  The amortized cost and fair value of our investments (all available for sale) as of March 31, 2008, and December 31, 2007, are shown in the following table (dollars in thousands).

	March 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$4,491	$4,511	$10,635	$10,567
Mortgage-backed securities	44,748	45,505	42,891	43,041
Municipal securities	18,298	18,349	16,948	16,922

Total	$67,537	$68,365	$70,474	$70,530

  We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of March 31, 2008, and December 31, 2007, consisted of the following:

	As of March 31,	As of December 31,
	2008	2007
Federal Reserve bank stock	$1,821	$966
Federal Home Loan Bank stock	3,552	2,721

The level of Federal Home Loan Bank (“FHLB”) stock varies with the level of FHLB advances and increased during the three months ended March 31, 2008 to reflect the net increase in FHLB advances during the quarter.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Assets

As of March 31, 2008, other assets had grown to $20.6 million from $15.4 million as of December 31, 2007, an increase of 33.6%. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities, investments in other banks, as discussed in “Investments” above, and other miscellaneous assets. While BOLI growth has been marginal, interest receivable grew approximately $609,000, or 20.8% and investments in bank stock grew $1.7 million, or 45.7%, each compared to December 31, 2007. Interest receivable and investments in bank stock each grow in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank’s capital, respectively.

Within other assets, the category other real estate owned grew significantly, from $2.3 million at December 31, 2007, to $3.1 million at March 31, 2008, with the addition of Carolina National’s other real estate owned. During the three months ended March 31, 2008, we did not foreclose on any additional properties nor did we recognize any additional loan losses in connection with the previously existing real estate owned. The cost of owning the properties was minimal for the three-month period ended March 31, 2008. During the year ended December 31, 2007, we foreclosed on four real properties, two of which previously served as collateral for SBA loans, a third with commercial real estate collateral, and the fourth a personal residence. In connection with the SBA foreclosures, during the year ended December 31, 2007, we recognized approximately $44,000 in loan losses in order to reduce the carrying value of these properties to $481,500, or an amount that we believe approximates their fair market value, net of costs to sell the properties. These amounts are net of the SBA guarantee on these loans. For the remaining properties, the estimated fair value of the property exceeds our book value, and therefore no write down was required at the loans’ transfer to other real estate owned. Valuations of the other real estate owned properties are performed periodically, and the carrying value is appropriately adjusted to reflect any decreases in the fair value of these properties. We are actively marketing these properties for resale.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans for the three months ended March 31, 2008 and 2007, were $633.8 million and $390.8 million, respectively.  Total loans outstanding as of March 31, 2008, and December 31, 2007, were $717.2 million and $494.1 million, respectively, before the allowance for loan losses. Beginning with the year ended December 31, 2007, total loans includes wholesale mortgages held for sale, pending their sale on the secondary market. Included in the $494.1 million and $717.2 million total loans at December 31, 2007 and March 31, 2008 were $19.4 million and $15.7 million in wholesale mortgages held for sale, respectively.

The following table summarizes the composition of our loan portfolio for the periods ended December 31, 2007 and March 31, 2008 (dollars in thousands).

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$59,313	8.27%	$34,435	6.97%
Commercial secured by real estate	465,788	64.95%	322,807	65.33%
Real estate - residential mortgages	168,364	23.48%	111,490	22.56%
Installment and other consumer loans	8,618	1.20%	6,496	1.32%
Total loans	702,083		475,228
Mortgage loans held for sale	15,665	2.18%	19,408	3.93%
Unearned income	(571)	(0.08%)	(543)	(0.11%)
Total loans, net of unearned income	$717,177	100.00%	$494,093	100.00%

Less allowance for loan losses	(8,400)	1.20%	(4,951)	1.04%

Total loans, net	$708,777		$489,142

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

The increase in our commercial loans secured by real estate from December 31, 2007, to March 31, 2008, is due to new commercial real estate lending in the Charleston, Greenville and Columbia markets due to our expansion in each of these markets.

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

The recent downturn in the real estate market could increase loan delinquencies, defaults and forclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Although we closely monitor and mange risk concentrations and utilize various portfolio mangement practices, our loans could cause a significant increase in nonperforming loans, and an increase in overall nonperforming loans could result in a net loss of earnings, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse efftect on our financial condition and results of operations.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of March 31, 2008, and December 31, 2007 (dollars in thousands):

	As of March 31, 2008
	One year or less	After one but within five years	After five years	Total
Commercial	$27,141	$14,714	$793	$42,648
Real estate - construction	181,975	50,298	1,877	234,150
Real estate - mortgage	60,455	298,561	57,565	416,581
Consumer and other	4,840	3,283	581	8,704
Total	$274,411	$366,856	$60,816	$702,083
Mortgage loans held for sale				15,665
Unearned income				(571)
Total loans, net of unearned income				717,177

Loans maturing after one year with:
Fixed interest rates				$353,665
Floating interest rates				$74,007

	As of December 31, 2007
	One year or less	After one but within five years	After five years	Total
Commercial	$13,351	$9,026	$1,599	$23,976
Real estate - construction	158,810	21,425	94	180,329
Real estate - mortgage	38,777	202,315	23,476	264,568
Consumer and other	3,469	2,225	66	6,355
Total	$214,407	$234,991	$25,235	$475,228
Mortgage loans held for sale				19,408
Unearned income				(543)
Total loans, net of unearned income				494,093

Loans maturing after one year with:
Fixed interest rates				$185,585
Floating interest rates				$74,641

Allowance for Loan Losses

The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

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

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectibility of the credit in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.

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

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve. We calculate specific reserves on those impaired loans exceeding $250,000. These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows or, in rare cases, the market value of the loan itself.

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral. However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizeable value” of the loan and to determine the specific reserve on each impaired loan reviewed. The credit risk management function reviews periodically the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

General Reserve

We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types: real estate, commercial, credit risk management, consumer, A&D/construction and mortgage. We apply general loss factors to each category and may adjust these percentages given consideration of local economic conditions, exposure to concentrations that may exist in the portfolio, changes in trends of past due loans, problem loans and charge-offs, and anticipated loan growth.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

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

Credit Risk Mangement
Our credit risk management function is comprised of our senior credit officer and his credit department who execute our loan review process. Through our credit risk management function, we continuously review our loan portfolio for credit risk. This function is independent of the credit approval process and reports directly to our CEO. It provides regular reports to the board of directors and its committees on its activities. Adherence to underwriting standards is managed through a documented credit approval process and post funding review by the credit department. Based on the volume and complexity of the problem loans in our portfolio, we adjust the resources allocated to the process of monitoring and resolution of these assets. Compliance with these standards is closely supervised by a number of procedures including reviews of exception reports.

Once problem loans are identified, policies require written plans for resolution and periodic reporting to credit risk management to review and document progress. The Asset Classification Committee meets quarterly to review items such as credit quality trends, problem credits and updates on specific credits reviewed. This committee is composed of executive management and credit risk management personnel, as well as several representatives from the corporate board of directors.

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during the first quarter of 2008 to $24.5 million, with related valuation allowances of $1,800,000, to address the risks within our loan portfolio. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general. Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

Management’s analysis of impaired loans and their underlying collateral values revealed the continued deterioration in the level of property values as well as reduced borrower ability to make regularly scheduled payments. Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes. Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers have also been reduced. This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust payment sources. Within the last several months, several of our clients have reached the point where payment sources have been exhausted.

On March 31, 2008 and December 31, 2007, $17.6 million and $12.0 million in loans were on nonaccrual status, respectively. Due to recent developments since March 31, 2008, an additional $4.9 million in nonperforming assets has been recognized. Consequently, the $22.5 million in nonperforming loans as of March 31, 2008, is greater than the $17.6 million in nonperforming loans which we disclosed in our regularly scheduled first quarter 2008 earnings release on April 9, 2008. This adjustment includes an impaired loan participation we hold on a commercial real estate development on the South Carolina coast. Because the amount of the impairment on this loan is not readily determinable, we determined the impairment based upon our internal calculations of the present value of the collateral supporting this loan, and we have increased our reserves to reflect this impairment. However, the actual impairment has not yet been determined. An updated appraisal has been ordered on the underlying collateral, and once this appraisal is finalized, we will adjust our estimate of the impairment on this loan , if necessary. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the first quarter of 2008 was approximately $116,000 and $21,600 in quarters ended March 31, 2008 and 2007, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at March 31, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $24.5 million and $8,500,000 with related valuation allowances of $1.8 million and $376,000 at March 31, 2008 and March 2007, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods represented (dollars in thousands):

	As of or For the Three Months Ended		As of or For the Year Ended		As of or For the Three Months Ended
	March 31, 2008		December 31, 2007		March 31, 2007
Commercial	$318	6.1%	$227	5.1%	$211	8.2%
Real estate - construction	3,237	33.4%	1,551	37.9%	654	24.7%
Real estate - mortgage	3,993	59.3%	2,532	55.7%	2,023	64.0%
Consumer	120	1.2%	72	1.3%	51	3.1%
Unallocated	732	N/A	569	N/A	75	N/A
Total allowance for loan losses	$8,400	100.0%	$4,951	100.0%	$3,014	100.0%

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

The following table sets forth the changes in the allowance for loan losses for the three and twelve-month periods ended December 31, 2007 and the three months ended March 31, 2008 (dollars in thousands).

	As of or For the Three Months Ended	As of or For the Year Ended	As of or For the Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007
Balance, beginning of year	$4,951	$3,795	$3,795
Carolina National reserve acquired	2,976	-	-
Provision charged to operations	466	1,396	339
Loans charged off
Commercial, financial and agricultural	-	(240)	(20)
Real estate-construction	(7)	-	-
Installment loans to individuals	(10)	(10)	(3)
Total chargeoffs	(17)	(250)	(23)

Recoveries of loans previously charged off	24	10	8
Balance, end of period	8,400	$4,951	$4,119

Alloance to loans, year end	1.20%	1.04%	1.02%

Net chargeoffs to average loans	<0.01%	0.06%	<0.01%

Non-accrual loans:
Residential housing-related	$18,541	8,673	256
Owner-occupied commercial	1,823	3,124	2,988
Other commercial	2,153	203	584
Total non-accrual loans	$22,517	$12,000	$3,828

Other real estate owned	$3,131	$2,320	$-

Total nonperforming assets	$25,648	$14,320	$3,828

Our nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and other real estate owned) increased to 3.6% as of March 31, 2008, from 3.0% as of December 31, 2007. The increase in nonperforming assets was primarily attributed to accelerating deterioration of the residential construction and development. We have allocated specific reserves of $1.8 million in our allowance for loan losses for the $22.5 million in nonperforming loans as of March 31, 2008. This amount reflects management's estimate of the losses inherent in each of these loans under the provisions of FAS 114, as described previously under the section "Allowance for Loan Losses - Specific Reserve." Our general procedure in determining the specific reserve assigned to each impaired loan includes assessing the current fair value of the underlying collateral of each impaired loan that is collateral-dependent.

The average life of the nonperforming loans as of March 31, 2008, was less than three months due to the recent identification of increased levels of problems loans since December 31, 2007. As a result, the current fair value of approximately $9.6 million of the $22.5 million in nonperforming loans is still being assessed due to pending appraisals requested on the collateral for these loans. Therefore, management considers the projected future losses associated with these impaired loans to be indeterminable as of the date of this report. As updated appraisals are received and the fair value analysis is completed, management will determine the need for additional allocations in the allowance for loan losses for specific reserves associated with these impaired  loans. There were no loans past due 90 days and accruing interest for any period presented.

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. We typically have had low levels of nonperforming loans, but the current economic conditions have increased those levels by $10.5 million increase in nonaccrual loans from December 31, 2007.  The net charge-offs to average loans ratio for the three months ended March 31, 2008 was less than 0.01%, the same as for the three months ended March 31, 2007. For the quarter ended March 31, 2008, total net recoveries were $7,000 compared to net charge-offs of $15,000 for the same period in 2007.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007 (dollars in thousands).

	March 31, 2008		December 31, 2007		March 31, 2007
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$41,819	-	$32,588	-	$30,313	-
NOW accounts	53,250	2.18%	45,285	3.28%	36,392	1.57%
Money market and savings accounts	101,734	3.38%	76,184	4.52%	72,968	2.66%
Time deposits	399,307	4.63%	272,730	5.11%	239,851	3.47%

Total deposits	$596,110		$426,787		$379,524

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $365.9 million and $296.3 million as of March 31, 2008, and December 31, 2007, respectively. The maturity distribution of our time deposits of $100,000 or more as of March 31, 2008, is as follows (dollars in thousands):

As of March 31,
2008
Three months or less	$79,177
Over three through six months	144,431
Over six through twelve months	78,235
Over twelve months	41,708
Total	$343,551

The increase in time deposits of $100,000 or more for the period ended March 31, 2008, as compared to the balance as of December 31, 2007, primarily resulted from the addition of deposits that were originally obtained from brokered CDs from outside of our primary market by Carolina National. For the period ended March 31, 2008, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $139.5 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets and dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. We believe these guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk. While brokered CDs have represented a reliable source of wholesale funds in recent years, our continued expansion into new markets throughout South Carolina should allow us to grow our core deposit base, in turn reducing our reliance on brokered CDs and improving our cost of funds.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds during the three-month period ended March 31, 2008, and the year ended December 31, 2007, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods and the average balance for each period, and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Three Months Ended March 31, 2008
FHLB advances	$46,494	3.61%	49,030	42,746	4.11%
Federal funds purchased & other short-term borrowings	$22,095	2.54%	27,969	10,501	3.67%
Junior subordinated debentures	$13,403	5.32%	13,403	13,403	6.85%

As of or for the Year Ended December 31, 2007
FHLB advances	$41,690	4.50%	$49,780	$41,014	4.77%
Federal funds purchased & other short-term borrowings	$9,360	3.99%	$26,269	$10,864	5.63%
Junior subordinated debentures	$13,403	7.12%	$13,403	$13,403	7.65%

As of March 31, 2008, and December 31, 2007, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $59.5 million and $59.5 million, respectively.

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

Total shareholders’ equity amounted to $47.6 million and $27.0 million as of December 31, 2007, and December 31, 2006, respectively. The increase of approximately $20.6 million between December 31, 2006 and December 31, 2007 resulted from the 2.7 million common shares issued to the former Carolina National shareholders as of January 31, 2008, and to our preferred stock offering, which closed on July 9, 2007. These increases were partially offset by decreased net income and cash paid to purchase shares under our share repurchase program. Our board of directors has authorized three extensions to this repurchase program, originally authorized in December 2006. The current extension will expire on November 30, 2008 and increased the number of shares authorized to be repurchased to 107,000. During the quarter ended March 31, 2008, 23,400 shares of stock were repurchased under this program at a cost of $284,000, at a weighted average price of $12.14 per share (shares and per share prices reflect all stock splits and dividends).

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

We are both subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan (“ESOP”) $600,000 which was used to purchase 42,532 shares of our common stock. At December 31, 2007, the ESOP owned 44,912 shares of our stock, of which 36,900 shares were pledged to secure the loan. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $518,000 and $558,000 from shareholders’ equity at December 31, 2007 and 2006, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The following table sets forth the company’s and the bank’s various capital ratios as of March 31, 2008, and December 31, 2007. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory capital requirements. We are currently evaluating various options, such as issuing trust preferred securities or common stock, to increase the bank’s capital and related capital ratios in order to maintain the bank’s growth.

	As of March 31, 2008		As of December 31, 2007		To Be Considered Well-Capitalized
	Holding		Holding		Holding
	Co.	Bank	Co.	Bank	Co.	Bank
Total risk-based capital	11.01%	11.20%	13.48%	10.72%	13.16%	11.35%
Tier 1 risk-based capital	9.83%	10.00%	11.61%	9.70%	11.92%	10.19%
Leverage capital	9.68%	9.30%	9.75%	8.17%	9.09%	7.75%

The increase in the company’s capital ratios from December 31, 2007, to March 31, 2008, is due to increased capital as a result of the completion of the preferred stock offering in July 2007.

As of March 31, 2008, construction on our future market headquarters in the Tega Cay community of Rock Hill, South Carolina was underway, with construction in progress costs of approximately $44,000 to date. We anticipate construction on this project to be completed in the third quarter of 2008 at a remaining cost of $1.5 million In addition, we have entered into a contract for $730,000 for the construction of an additional parking lot at the home office in Spartanburg.

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of our preferred stock at $25.00 per share. Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. We are using the net proceeds for general corporate purposes, which include, among other things, providing additional capital to support asset growth, the expansion of the bank’s branch network and to pay off the balance of $5 million on the revolving line of credit described below and to fund loan growth, as previously mentioned.

During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed, along with an additional $1 million, to the bank as a capital contribution. This capital contribution increased the bank’s total risk-based capital, Tier 1 risk-based capital and leveraged capital.

The terms of the preferred stock include the payment of quarterly dividends at an interest rate of 7.25%. The first quarterly dividend payment was made in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and we have paid quarterly dividends payments of $326,250 each quarter since.

Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the OCC and are payable only from the undivided profits of our bank. We distributed a 3 for 2 stock split on March 1, 2004, and January 18, 2006. We also distributed a 6% stock dividend on May 16, 2006 and a 7% stock dividend on March 30, 2007. On December 1, 2006, the Company’s board of directors authorized a stock repurchase program of up to 50,000 of its shares outstanding effective immediately for a period of six months ending May 31, 2007. In April 2008, the board of directors authorized the extension of this stock repurchase program for another six months ending November 30, 2008 and increased the number of shares authorized to be repurchased to 107,000.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three-month periods ended March 31, 2008 and 2007, and for the year ended December 31, 2007:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
Return on average assets	0.39%	0.76%	0.73%
Return on average equity	4.01%	10.89%	12.61%
Equity to assets ratio	9.78%	7.00%	5.78%

The ratios shown above reflect the decrease in net income and the increase in our assets, as well as the capital raised in the 2007 preferred stock offering, for the three-month periods ended March 31, 2008 and 2007, and the year ended December 31, 2007. Our asset and equity growth for the quarter ended March 31, 2008, outpaced growth for the year ended December 31, 2007, and the quarter ended March 31, 2007, due to our acquisition of Carolina National in the first quarter of 2008.

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

As of March 31, 2008 and December 31, 2007, we had issued commitments to extend credit of $115.9 million and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  As of March 31, 2008, $48.3 million of this commitment was for wholesale mortgages with locked rates that had not yet funded. Standby letters of credit totaled $819,000 and $461,000, as of March 31, 2008 and December 31, 2007, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor.

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

As of March 31, 2008, and December 31, 2007, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $ 415,000 and $8.4 million, representing 0.05% and 1.44% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. The decrease in our liquidity from over the past several years to fund the growth of our loan production offices has challenged us to maximize the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of loans and investment securities, and the generation of deposits.  We will rely on the wholesale funding market less as we expand our branch network and capitalize on existing and new deposit markets throughout the state. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $67.0 million as of March 31, 2008.  The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option when we determine that these are the best source of funds to meet existing requirements. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in taking advantage of funding from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral; we scrutinize each loan relying on FHLB guidelines before it is determine to qualify as collateral for an FHLB advance. We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our long-term liquidity needs. In addition, other sources of regulatory capital may be accessed such as trust preferred securities or common stock to fund our liquidity needs.

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

The following table sets forth information regarding our interest rate sensitivity as of March 31, 2008, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Interest-bearing deposits	$-	$415	$-	$-		$415
Investment securities	14,188	5,833	22,821	31,412		74,254
Loans	476,012	64,582	157,145	19,295		717,177
Total interest-earning assets	$490,200	$70,830	$179,966	$50,707		$791,703

Interest-bearing liabilities
NOW accounts	$29,522	$-	$27,194	$-		$56,716
Money market and savings	64,252	-	46,528	-		110,780
Time deposits	138,665	264,282	53,606	-		456,553
FHLB advances	10,006	-	26,493	10,000		46,499
Junior subordinated debentures	13,403	-	-	-		13,403
Fed funds purchased & other	22,095	-	-	-		22,095
Total interest-bearing liabilities	$277,943	$264,282	$153,821	$10,000		$706,046

Period gap	$212,257	$(193,452)	$26,145	$40,707	$
Cumulative gap	$212,257	$18,805	$44,950	$85,657	$
Ratio of cumulative gap to total interest-earning assets	26.81%	2.38%	5.68%	10.82%

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors.

There are no material changes to the risk factors set forth in Part A, Item 1A, “Risk Factors,” of the company's annual report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company's Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased
January 1, 2008 to January 31, 2008	7,300	$12.58	21,081	85,919
February 1, 2008 to February 29, 2008	9,900	12.09	30,981	76,019
March 1, 2008 to March 31, 2008	6,200	11.60	37,181	69,819
Total	23,400	$12.11	37,181	69,819
* In November, 2006, the Company's board of directors authorized the repurchase of up to 50,000 shares of its common stock which originally was to expire on May 31, 2007. This stock repurchase plan was subsequently extended and on April 21, 2008 was increased to 107,000 shares.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.
_________________________

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: May 14, 2008	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: May 14, 2008	By:	/s / Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.