Form 10-Q
period 2008-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2008-08-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On July 31, 2008, 3,695,822 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3

Consolidated Statements of Income - For the quarter and six months ended June 30, 2008 and 2007	4

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)
For the six months ended June 30, 2008 and 2007	5

Consolidated Statements of Cash Flows - For the six months ended June 30, 2008 and 2007	6

Notes to Unaudited Consolidated Financial Statements	7-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-46

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 4. Submission of Matters to a Vote of Security Holders	47

Item 6. Exhibits	47

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Cash and cash equivalents	$4,297	$8,426
Securities available for sale	74,916	70,530
Loans, net of allowance for loan losses of $8,734 and $4,951, respectively	694,001	469,734
Mortgage loans held for sale	15,305	19,408
Premises and equipment, net	7,107	2,974
Goodwill and other intangibles, net	29,982	-
Other	27,142	15,441
Total assets	$852,750	$586,513

Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$40,650	$44,466
Interest-bearing	620,910	427,362
Total deposits	661,560	471,828
FHLB advances	78,959	41,690
Federal funds purchased and other short-term borrowings	7,964	9,360
Junior subordinated debentures	13,403	13,403
Accrued expenses and other liabilities	5,158	2,676
Total liabilities	$767,044	$538,957

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized,	$7	$7
720,000 shares issued and outstanding
Common stock, par value $0.01 per share, 10,000,000 shares authorized;	64	37
6,402,403 and 3,738,729 shares issued and outstanding, respectively
Additional paid-in capital	83,376	43,809
Treasury stock, 92,981 and 13,781 shares, respectively, at cost	(1,040)	(224)
Unearned ESOP shares	(518)	(518)
Retained earnings	4,616	4,408
Accumulated other comprehensive income/(loss)	(799)	37
Total shareholders' equity	$85,706	$47,556

Total liabilities and shareholders' equity	$852,750	$586,513

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Income
(dollars in thousands, except share data) (unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans	$10,732	$9,020	$21,528	$17,117
Taxable securities	652	644	1,275	1,248
Nontaxable securities	188	149	358	289
Federal funds sold and other	90	78	181	132
Total interest income	11,662	9,891	23,342	18,786

Interest expense:
Deposits	5,518	4,618	11,277	8,687
FHLB advances	465	493	903	950
Junior subordinated debentures	167	254	396	506
Federal funds purchased and other	152	266	248	427
Total interest expense	6,302	5,631	12,824	10,570

Net interest income	5,360	4,260	10,518	8,216

Provision for loan losses	943	452	1,409	791

Net interest income after provision for loan losses	4,417	3,808	9,109	7,425

Noninterest income:
Mortgage banking income	603	539	1,334	697
Service charges and fees on deposit accounts	482	294	862	566
Other	148	206	368	442
Total noninterest income	1,233	1,039	2,564	1,705

Noninterest expense:
Salaries and employee benefits	2,796	1,949	5,611	3,680
Occupancy and equipment expense	808	518	1,579	893
Data processing and ATM expense	392	176	650	350
Professional fees	258	149	524	295
Public relations	192	199	285	368
Telephone and supplies	178	117	316	206
Other	742	521	1,318	809
Total noninterest expense	5,366	3,629	10,283	6,601

Net income before income taxes	284	1,218	1,390	2,529
Provision for income taxes	95	426	466	885
Net income	189	792	924	1,644
Cash dividends declared on preferred stock	326	-	652	-
Net income available to common shareholders	$(137)	$792	$272	$1,644

Net income per share
Basic	$(0.02)	$0.21	$0.05	$0.44
Diluted	$(0.02)	$0.18	$0.04	$0.37
Weighted average shares outstanding
Basic	6,333,833	3,695,822	5,901,557	3,696,295
Diluted	6,333,833	4,400,011	6,439,929	4,405,494

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the six months ended June 30, 2008 and 2007
(dollars in thousands except share amounts) (unaudited)

							Additional	Unearned		Accumulated Other	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Earnings	Income/(Loss)	Equity
Balance, December 31, 2006	3,700,439	$37	-	$-	-	$-	$26,906	$(558)	$1,071	$(466)	$26,990
Grant of employee stock options	-	-	-	-	-	-	44	-	-	-	44
Proceeds from exercise of employee options	4,372	-	-	-	-	-	49	-	-	-	49
Adjustment to 7% stock dividend, reflected in December 31, 2006 balance	(108)	-	-	-	-	-	97	-	(97)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	-	-	(7)	-	-	-	(7)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(8,881)	(160)	-	-	-	-	(160)
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	1,644	-	1,644
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $354	-	-	-	-	-	-	-	-	-	(688)	(688)
Total comprehensive income	-	-	-	-	-	-	-	-	4	(688)	956
Balance, June 30, 2007	3,704,703	$37	-	$-	(8,881)	$(160)	$27,089	$(558)	$2,618	$(1,154)	$27,872

Balance, December 31, 2007	3,738,729	$37	720,000	$7	(13,781)	$(224)	$43,809	$(518)	$4,408	$37	$47,556
Shares issued pursuant to acquisition	2,663,674	27	-	-	-	-	39,512	-	-	-	39,539
Grant of employee stock options	-	-	-	-	-	-	55	-	-	-	55
Cumulative adjustment for change in accounting for post retirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(79,200)	(816)	-	-	-	-	(816)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(653)	-	(653)
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	924	-	924

Change in net unrealized gain/(loss) on securities available forsale, net of income tax of $431	-	-	-	-	-	-	-	-	-	(836)	(836)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	88
Balance, June 30, 2008	6,402,403	$64	720,000	$7	(92,981)	$(1,040)	$83,376	$(518)	$4,616	$(799)	$85,706

Share amounts as of December 31, 2006, reflect the 7% stock dividend distributed on March 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	For the six months
	ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$924	$1,644
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,409	791
Depreciation	354	254
Accretion of purchase accounting adjustments, net	(590)	-
Accretion of securities discounts and premiums, net	(32)	(34)
Gain on sale of guaranteed portion of SBA loans	(28)	(97)
Loss on sale of premises and equipment	-	9
Origination of residential mortgage loans held for sale	(190,926)	(107,893)
Proceeds from sale of residential mortgage loans held for sale	195,028	89,931
Compensation expense for employee stock options	55	44
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(4,070)	(990)
Accrued expenses and other liabilities	(485)	(208)
Net cash provided by/(used in) operating activities	1,639	(16,549)
Cash flows from investing activities
Proceeds from maturities/prepayment of securities available for sale	14,880	3,567
Purchases of securities available for sale	(20,501)	(13,126)
Proceeds from sale of guaranteed portion of SBA loans	695	1,700
Loan originations, net of principal collections	(23,043)	(59,252)
Net purchases of premises and equipment	(2,965)	(4,827)
Proceeds from the sale of premises and equipment	-	5,369
Purchase of FHLB and other stock	(3,146)	(649)
Acquisition, net of funds received	(6,733)	-
Net cash used in investing activities	(40,813)	(67,218)
Cash flows from financing activities:
Dividends paid on preferred stock	(653)	-
Increase in FHLB advances	54,306	21,000
Repayment of FHLB advances	(17,037)	(10,393)
Net (decrease)/increase in federal funds purchased	(9,914)	11,751
Proceeds from the issuance of short-term debt	6,500	-
Shares repurchased pursuant to share repurchase program	(816)	(160)
Proceeds from exercise of employee stock options/director stock warrants	-	49
Cash paid in lieu of fractional shares for stock dividend	-	(7)
Net increase in deposits	2,659	66,393
Net cash provided by financing activities	35,045	88,633
Net (decrease)/increase in cash and cash equivalents	(4,129)	4,866
Cash and cash equivalents, beginning of year	8,426	8,205
Cash and cash equivalents, end of year	$4,297	$13,071

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes To Unaudited Consolidated Financial Statements
June 30, 2008

Note 1 - Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which we refer to herein as the “bank.” The bank currently maintains its corporate headquarters and a main branch in Spartanburg, South Carolina, eleven additional full-service branches and two loan production offices in select growth markets. References herein to “we,” “us,” and “our” refer to First National Bank of the South.

Our assets consist primarily of our investment in the bank and liquid investments. Our primary activities are conducted through the bank. As of June 30, 2008, our consolidated total assets were $852.8 million, our consolidated total loans were $718.0 million (including loans held for sale), our consolidated total deposits were $661.6 million, and our total shareholders’ equity was approximately $85.7 million. In January 2008, we acquired Carolina National Corporation and its wholly-owned bank subsidiary, Carolina National Bank and Trust Company. As of January 31, 2008, Carolina National’s consolidated total assets were $220.9 million, its consolidated total loans were $203.3 million, its consolidated total deposits were $187.3 million, and its total shareholders’ equity was approximately $29.2 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. To a lesser extent, our net income also is affected by our noninterest income derived principally from service charges and fees on the origination sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest (primarily the rates paid on competing investments), account maturities, and the levels of personal income and savings in our market areas.

As part of our strategic plan for growth and expansion, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the outstanding shares of common stock of Carolina National Corporation (“Carolina National”) on August 26, 2007. Under the terms of the Merger Agreement, effective January 31, 2008, Carolina National merged with and into us (the “Merger”), with First National Bancshares, Inc. being the surviving bank holding company after the Merger. Through the Merger, Carolina National’s wholly owned bank subsidiary bank, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National Bancshares, Inc. and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary.

First National Bank of the South

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. The bank is primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model, with a particular focus on commercial real estate and small business lending. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate our corporate headquarters and three full-service branches under the name First National Bank of Spartanburg. In April 2007, we opened our new operations center adjacent to our corporate headquarters, which resulted in a total of 29,500 square feet of office space, including our existing corporate headquarters facility which continues to house a full-service branch.

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

•
Columbia - In January 2006, we expanded into our state’s capital with the opening of our loan production office in Columbia. On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South. In connection with the acquisition, we consolidated our Columbia loan production office into one of the four Columbia full-service branches acquired. Additionally, in July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina.

•
Greenville - In October 2006, we opened our fifth full-service branch, our first in the Greenville market, in a temporary location. In June 2007, we completed construction of our permanent branch and market headquarters on Pelham Road in Greenville and relocated our Greenville full-service branch to this location. In August 2007, we opened a full-service branch in an existing facility after extensive renovations in Greer, South Carolina.

•
York County - We are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007. In December 2007, the Office of the Comptroller of the Currency (“OCC”) approved the opening of a full-service branch and York County market headquarters in the Fort Mill/Tega Cay community. This new facility is currently under construction and is projected to open in early 2009.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs. We opened a wholesale mortgage division on January 29, 2007, as an enhancement to our existing banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of fourteen individuals. We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options, although the trend is to move towards all loans being conforming or traditional mortgage loans. Conforming loans are those that are fully documented and are in amounts less than $417,000. The division also offers FHA/VA and construction/permanent products to its customers. The division’s customers are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve our existing base of other community banks and mortgage brokers.

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of our bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of June 30, 2008, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007, have been included.

Operating results for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008. The consolidated financial statements and notes thereto are presented in accordance with the instructions from Form 10-K.

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

Cash and Cash Equivalents

We consider all highly-liquid investments with maturities of three months or less to be cash equivalents. Cash paid for interest during the six months ended June 30, 2008 and 2007, totaled $11.3 million and $10.5 million, respectively. Cash paid for income taxes during the six months ended June 30, 2008 and 2007, totaled $530,000 and $835,000, respectively.

Non-cash investing activities for the six months ended June 30, 2008 and 2007, included $836,000 and $688,000 of unrealized losses on available for sale securities, net of income tax, respectively. Non-cash investing activities also included loans transferred to other real estate owned during the six months ended June 30, 2008, of $5.0 million, net of write downs charged to our allowance for loan losses of $602,000. As of June 30, 2008, our other real estate owned totaled $8.1 million.

Note 2 - Net Income per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for net income for the three-month and six-month periods ended June 30, 2008 and 2007 (dollars in thousands).

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted(1)	Basic	Diluted
Net income, as reported	$189	$189	$792	$792
Preferred stock dividend declared	326	326	-	-

Net income/(loss) available to common shareholders	$(137)	$(137)	$792	$792

Weighted average shares outstanding	6,333,333	6,333,333	3,695,822	3,695,822

Effect of dilutive securities:
Stock options & warrants	-	-	-	704,189
Noncumulative convertible perpetual preferred stock	-	-	-	-

Weighted average shares outstanding	6,333,333	6,333,333	3,695,822	4,400,011

Net income/(loss) per common share	$(0.02)	$(0.02)	$0.21	$0.18

(1) The adjustment to net income for preferred stock dividends for the three months ended June 30, 2008, results in a loss available to common shareholders. In this scenario, diluted earnings per share equals basic earnings per share.

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted(2)	Basic	Diluted
Net income, as reported	$924	$924	$1,644	$1,644
Preferred stock dividend declared	652	652	-	-

Net income available to common shareholders	$272	$272	$1,644	$1,644

Weighted average shares outstanding	5,901,557	5,901,557	3,696,295	3,696,295

Effect of dilutive securities:
Stock options & warrants	-	538,372	-	709,199
Noncumulative convertible perpetual preferred stock	-	-	-	-

Weighted average shares outstanding	5,901,557	6,439,929	3,696,295	4,405,494

Net income/(loss) per common share	$0.05	$0.04	$0.44	$0.37

(2)  The conversion of noncumulative convertible perpetual preferred stock shares would have been antidilutive for the six months ended June 30, 2008, and therefore common shares issuable upon conversion of such securities are ignored in the computation of diluted EPS.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share. Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the conversion of our convertible perpetual preferred stock. In order to arrive at net income/loss available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period. This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings. However, when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings per share for that period equals basic earnings per share. The average diluted shares have been computed utilizing the “treasury stock” method and reflect the 7% stock dividend distributed on March 30, 2007. The weighted average shares outstanding excludes 47,142 and 6,891 common shares of treasury stock repurchased by us through our share repurchase program for the periods ended June 30, 2008 and 2007, respectively.

Note 3 - Stock Compensation Plans

We use the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. Previously, we utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our stock options granted in years prior to 2003. Adopting SFAS No. 123 (R) on January 1, 2006, allowed us to use the modified prospective method to account for the transition. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all stock options granted after that date and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. Prior to January 1, 2006, we disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

The weighted average fair value per share of options granted during the six-month periods ended June 30, 2008, and 2007, amounted to $5.70 and $7.17, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: expected volatility of 41.68% and 23.41% for the six months ended June 30, 2008 and 2007, respectively; interest rate of 2.25% and 5.25% for the six months ended June 30, 2008 and 2007, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends to shareholders of common stock in any periods presented. The weighted average fair value amounts reflect the 7% stock dividend distributed on March 30, 2007.

Note 4 - Merger with Carolina National

On January 31, 2008, Carolina National, the holding company for Carolina National Bank and Trust Company, merged with and into First National (the “Merger”). On February 18, 2008, Carolina National Bank and Trust Company merged with and into our bank subsidiary, First National Bank of the South. As a result of this acquisition, we added four full-service branches in the Columbia market to our operations that had been previously operated as Carolina National Bank and Trust Company.

Columbia’s central location in the state and convenient access to I-20, I-26, and I-77 make this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. According to SNL Financial (“SNL”), Columbia had an estimated population of 356,842 residents as of July 1, 2007, and is projected to grow 7.6% from 2007 to 2012. The South Carolina Department of Commerce reports that Richland County attracted over $442.0 million in announced capital investment since 2000. Additionally, as reported by the Central Midlands Council of Governments, new single family housing units approved for construction in Richland County and surrounding areas increased from 2,172 in 1990 to 4,941 in 2004, an increase of over 127%. As of June 30, 2007, FDIC-insured institutions in Richland County and the Columbia metropolitan area had approximately $8.71 billion and $12.4 billion in deposits, respectively.

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

Under the terms of the definitive agreement, Carolina National's shareholders were given the option to elect to receive either 1.4678 shares of our common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consisted of 70% stock and 30% cash. Based on the “Final Buyer Stock Price”, as defined in Section 9.1(g) of the Agreement and Plan of Merger dated August 26, 2007, by and between First National and Carolina National (the “Merger Agreement”), of $12.85, and including the value of Carolina National's outstanding options and warrants, the transaction closed with an aggregate value of $54.1 million. After the allocation and proration processes set forth in the Merger Agreement were applied to the elections made by Carolina National shareholders, the total Merger consideration resulted in an additional 2,663,674 shares of First National common stock outstanding upon the completion of the exchange of Carolina National shares on March 31, 2008. In addition, cash consideration of $16,848,809 was paid in exchange for shares of Carolina National common stock.

In connection with the Merger, our balance sheet reflects intangible assets consisting of goodwill, core deposit intangibles, and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases. Goodwill represents the excess purchase price over the fair value of net assets acquired in the business acquisition. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We will perform an impairment test of goodwill, core deposit intangibles, and the fair values of loans and of leases, as required by SFAS No. 142, “Goodwill and Intangible Assets,” on at least an annual basis. See further discussion in the section entitled “Critical Accounting Policy - Accounting for Acquisitions” for additional information on purchase accounting adjustments and intangible assets associated with the Merger.

Because the merger transaction closed on January 31, 2008, purchase adjustments are fully reflected in the results of operations for the three months ended June 30, 2008. The following pro forma financial information presents the combined results of operations for the six months ended June 30, 2008, as if the merger had occurred on January 1, 2008 (in thousands):

	For the six months ended June 30, 2008
	First National
	Combined	Purchase		Pro Forma
	June 30, 2008	Adjustments		Combined
Interest income:
Loans	$21,528	$-		$21,528
Securities	1,633	-		1,633
Other	181	(102)	(1)	79
Total interest income	23,342	(102)		23,240
Interest expense:
Deposits	11,277	-		11,277
Short-term debt	248	-		248
Long-term debt	1,299	-		1,299
Total interest expense	12,824	-		12,824
Net interest income	10,518	(102)		10,416
Loan loss provision	1,409	-		1,409
Noninterest income:
Mortgage banking income	1,334	-		1,334
Other	1,230	-		1,230
Total noninterest income	2,564	-		2,564
Noninterest expense:
Salaries and employee benefits	5,611	-		5,611
Occupancy and equipment expense	1,579	-		1,579
Professional fees	524	-		524
Data processing and ATM expense	650	-		650
Other	1,919	-		1,919
Total noninterest expense	10,283	-		10,283
Intangibles amortization	-	(720)	(2)	(720)
Income before income taxes	1,390	618		2,008
Provision for income taxes	466	229	(3)	695
Net income	924	389		1,313
Preferred stock dividends	652	-		652
Net income available to common	$272	$389		$661

Weighted average common shares outstanding				6,340,624
Net income per common shareholders				$0.10

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 1.95% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

The following pro forma financial information presents the combined results of operations for the three months ended June 30, 2007, as if the merger had occurred on January 1, 2007 (in thousands):

	For the three months ended June 30, 2007
		Carolina
	First National	National
	Stand-alone	Stand-alone	Purchase		Pro-Forma
	June 30, 2007	June 30, 2007	Adjustments		Combined

Interest income:
Loans	$9,020	$3,920	$-		$12,940
Securities	793	6	-		799
Other	78	196	(288)	(1)	(14)
Total interest income	9,891	4,122	(288)		13,725
Interest expense:
Deposits	4,618	1,979	-		6,597
Short-term debt	266	-	-		266
Long-term debt	747	-	-		747
Total interest expense	5,631	1,979	-		7,610
Net interst income	4,260	2,143	(288)		6,115
Loan loss provision	452	92	-		544
Noninterest income:
Mortgage banking income	539	-	-		539
Other	500	81	-		581
Total noninterest income	1,039	81	-		1,120
Noninterest expense:
Salaries and employee benefits	1,949	660	-		2,609
Occupancy and equipment expense	518	222	-		740
Data processing and ATM expense	176	-	-		176
Professional fees	149	-	-		149
Other	837	565	-		1,402
Total noninterest expense	3,629	1,447	-		5,076
Intangibles amortization	-	-	(329)	(2)	(329)
Income before income taxes	1,218	685	41		1,944
Provision for income taxes	426	246	15	(3)	687
Net income	792	439	26		1,257
Preferred stock dividends	-	-	-		-
Net income available to common shareholders	$792	$439	$26		$1,257

Weighted average common shares outstanding					6,359,496
Net income per common share					$0.20

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

The following pro forma financial information presents the combined results of operations for the six months ended June 30, 2007, as if the merger had occurred on January 1, 2007 (in thousands):

	For the six months ended June 30, 2007
		Carolina
	First National	National
	Stand-alone	Stand-alone	Purchase		Pro-Forma
	June 30, 2007	June 30, 2007	Adjustments		Combined
Interest income:
Loans	$17,117	$7,711	$-		$24,828
Securities	1,537	25	-		1,562
Other	132	345	(575)	(1)	(98)
Total interest income	18,786	8,081	(575)		26,292
Interest expense:
Deposits	8,687	3,778	-		12,465
Short-term debt	427	-	-		427
Long-term debt	1,456	11	-		1,467
Total interest expense	10,570	3,789	-		14,359
Net interst income	8,216	4,292	(575)		11,933
Loan loss provision	791	92	-		883
Noninterest income:
Mortgage banking income	697	-	-		697
Other	1,008	183	-		1,191
Total noninterest income	1,705	183	-		1,888
Noninterest expense:
Salaries and employee benefits	3,680	1,384	-		5,064
Occupancy and equipment expense	893	431	-		1,324
Data processing and ATM expense	350	-	-		350
Professional fees	295	-	-		295
Other	1,383	1,020	-		2,403
Total noninterest expense	6,601	2,835	-		9,436
Intangibles amortization	-	-	(720)	(2)	(720)
Income before income taxes	2,529	1,548	145		4,222
Provision for income taxes	885	561	54	(3)	1,500
Net income	1,644	987	91		2,722
Preferred stock dividends	-	-	-		-
Net income available to common shareholders	$1,644	$987	$91		$2,722

Weighted average common shares outstanding					6,359,969
Net income per common share					$0.43

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

Note 5 - Loans

A summary of loans by classification is as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	% of Total(1)	Amount	% of Total(1)
Commercial and industrial	$55,930	7.79%	$34,435	6.97%
Commercial secured by real estate	460,261	64.10%	322,807	65.33%
Real estate - residential mortgages	178,304	24.83%	111,490	22.56%
Installment and other consumer loans	9,039	1.26%	6,496	1.32%
Total loans	703,534		475,228
Mortgage loans held for sale	15,305	2.13%	19,408	3.93%
Unearned income	(799)	(0.11%)	(543)	(0.11%)
Total loans, net of unearned income	718,040	100.00%	494,093	100.00%

Less allowance for loan losses(2)	(8,734)	1.25%	(4,951)	1.04%

Total loans, net	$709,306		$489,142

(1) As a % of total loans includes mortgage loans held for sale.
(2) Loan loss allowance % of total loans excludes mortgage loans held for sale.

Approximately $450,264,000 of the loans were variable interest rate loans as of June 30, 2008. The remaining portfolio was comprised of fixed interest rate loans.

As of June 30, 2008 and December 31, 2007, nonperforming assets (nonperforming loans plus other real estate owned) were $32.2 million and $12 million, respectively. Due to recent developments since June 30, 2008, an additional $5,200,000 in nonperforming assets has been recognized. Consequently, the $32.2 million in nonperforming loans as of June 30, 2008, is greater than the $27.0 of nonperforming loans which we disclosed in our regularly scheduled second quarter 2008 earnings release on July 16, 2008. The $32.2 million in nonperforming assets as of June 30, 2008, included $2.2 million in nonperforming assets related to the acquisition of Carolina National. The $2.2 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six-month periods ended June 30, 2008 and 2007, was approximately $360,000 and $36,000, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $18,500,000 and $10,000,000 with related valuation allowances of approximately $2,000,000 and $709,000 at June 30, 2008 and 2007, respectively.

Significant nonperforming loans consist primarily of loans made to eleven residential real estate developers with total exposure of $12.3 million as of June 30, 2008, or 50.9% of the balance of total nonperforming loans of $18.9 million as of this date. The recent downturn in the residential housing market is the primary factor leading to the abrupt deterioration in these loans. Therefore, additional reserves have been provided in the allowance for loan losses during the quarter ended June 30, 2008, to account for what we believe is the increased probable credit risk associated with these loans. These additional reserves are based on our evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans.

As of June 30, 2008, total residential construction and development loans totaled $67.1 million or 10.7% of the loan portfolio. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner. We believe that the combination of specific reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the residential construction loan portfolio as of June 30, 2008.

Also included in nonperforming assets as of June 30, 2008, is $8.1 million in other real estate owned, or 30.1% of total nonperforming assets as of this date. Other real estate owned consists of property acquired through foreclosure. During the quarter ended June 30, 2008, other real estate owned increased by $5.0 million. The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give First National the ability to control the properties. The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and is concentrated in two loan relationships with local real estate developers. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. The cost of owning the properties was approximately $64,000 for the six-month period ended June 30, 2008. The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

We regularly evaluate the carrying value of the properties included in other real estate owned and may record additional writedowns in the future after review of a number of factors including collateral values and general market conditions in the area surrounding the properties. We continue to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

Qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $90,008,000 were pledged as collateral for FHLB advances outstanding of $78,959,000 at June 30, 2008. At December 31, 2007, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000.

Changes in the allowance for loan losses for the six-month periods ended June 30, 2008 and 2007, were as follows (dollars in thousands):

	June 30,	June 30,
	2008	2007
Balance, beginning of period	$4,951	$4,119
Carolina National reserve acquired	2,976	-
Provision charged to operations	1,409	451
Loans charged off	(629)	(69)
Recoveries on loans previously charged off	27	1

Balance, end of period	$8,734	$4,502

Under current Federal Reserve regulations, the bank is limited to the amount it may loan to the holding company. Loans made by the bank to any affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the bank and us on June 30, 2008 or December 31, 2007.

Note 6 - Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $294.1 million and $175.5 million at June 30, 2008 and December 31, 2007, respectively. The increase in time deposits greater than or equal to $100,000 since December 31, 2007, was primarily due to the addition of $76.7 million in time deposits greater than or equal to $100,000 from the acquisition of Carolina National during the first quarter of 2008. Of the $118.6 million net increase in time deposits from December 31, 2007, to June 30, 2008, the Carolina National acquisition contributed $135.7 million.

The scheduled maturities of time deposits as of June 30, 2008, and December 31, 2007, are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
One year or less	$411,341	$235,126
From one year to three years	48,941	55,274
After three years	5,661	2,691
Total	$465,943	$293,091

Note 7 - Fair Value Disclosures

Effective January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires us, among other things, to maximize the use of observable inputs and minimize the use of unobservable inputs in our fair value measurement techniques.  The adoption of SFAS 157 resulted in no change to January 1, 2008 retained earnings.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands).

	June 30, 2008
	Total	Level 1	Level 2	Level 3
Securities available for sale & equity investments	$81,866	$74,916	$6,950	$-
Mortgage loans held for sale	15,305	-	15,305	-

Total	$97,171	$74,916	$22,255	$-

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). We have no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

We are predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  When practical, such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $18.5 million.

Certain parts of SFAS 157 have been delayed to fiscal year beginning after November 15, 2008.  This deferral includes non-financial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods (nonrecurring fair value measurements). This deferral also includes reporting units measured at fair value in the first step of a goodwill impairment test and nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of the goodwill impairment test. The company is currently evaluating the impact that the delayed component of SFAS 157 will have on its financial position, results of operations and cash flows.

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

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to those described below under Item 1A-Risk Factors and the following:

•	adequacy of the level of our allowance for loan losses;

•
reduced earnings due to higher credit losses generally and specifically potentially because losses in our residential real estate loan portfolio are greater than expected due to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and the lack of seasoning of our loan portfolio;

•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or regulatory requirements;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

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

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets;

•	reduced earnings from not realizing the expected benefits of the acquisition of Carolina National or from unexpected difficulties integrating the acquisition;

•	revenues following the merger may be lower than expected; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

In April 2007, we opened a sixth full-service branch, our second in the Charleston market, in a leased facility located at 140 East Bay Street in downtown Charleston. We are expanding our banking operations into the Charlotte, North Carolina metropolitan area, beginning with loan production offices in Rock Hill, South Carolina and Indian Trail, North Carolina. First National has also received approval from the OCC to open its thirteenth full-service branch and York County, South Carolina market headquarters in the Fort Mill/Tega Cay community, which is expected to open early in 2009.

In April 2007, we opened our new operations center adjacent to our corporate headquarters in Spartanburg, South Carolina, which resulted in a total of 29,500 square feet of office space, including our existing corporate headquarters facility which continues to house a full-service branch.

On February 19, 2008, the four Columbia full-service branches of the former Carolina National Bank and Trust Company began to operate as First National Bank of the South. In connection with the merger, we consolidated our Columbia loan production office into one of the Columbia full-service branches. In addition, our fifth full-service branch in the Columbia market located in Lexington, South Carolina opened on July 18, 2008.

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration's ("SBA") various loan programs to customers located throughout the Carolinas and Georgia. In addition, we opened a wholesale mortgage division on January 29, 2007, as an enhancement to our current banking operations. The division operates from leased office space located at 200 North Main Street in downtown Greenville, South Carolina, and employs a staff of fourteen individuals. We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused largely on mortgage loans that are considered “sub-prime” (higher credit risk), “Alt-A” (low documentation) and/or “second lien”. Our management has evaluated the loans that have been originated to date through the wholesale mortgage division and believes that virtually all of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is extremely low. The division also offers FHA/VA and construction/permanent products to its customers. The division's customers are located primarily in South Carolina. We anticipate the wholesale mortgage division will continue to serve our existing base of other community banks and mortgage brokers.

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

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances based on our review of information currently available. Because of the nature of the judgments and assumptions we make, actual results could differ from our expectations and could have a material impact on the carrying values of our assets and liabilities and our future financial and business performance.

Allowance for Loan Losses

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates when preparing our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, consideration of current and historical trends, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Please see “Balance Sheet Review-Provision for Loan Losses” for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

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

We will begin to evaluate goodwill for impairment beginning in the fourth quarter of 2008 by determining the fair value for each reporting unit in the acquisition and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing is required. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and is written down to its implied fair value.

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

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2008 and 2007

Our net income was $189,000 for the quarter ended June 30, 2008, as compared with $792,000 for the quarter ended June 30, 2007. The preferred stock dividend for the three-month period ended June 30, 2008, exceeded net income recorded for this period, resulting in a loss available to common shareholders of $137,000, or $0.02 net loss per diluted share for the quarter ended June 30, 2008, compared with $792,000, or $0.18 net income per diluted shares, for the quarter ended June 30, 2007. Because we had a net loss available to common shareholders for the quarter ended June 30, 2008, diluted earnings per share equals basic earnings per share for that quarter. Diluted common shares outstanding for the quarter ended June 30, 2008, increased by 44% over the same period in 2007, due to the effect of the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008 and the dilutive effects of the $18 million in noncumulative convertible perpetual preferred stock issued in July 2007.

Net interest income for the quarter ended June 30, 2008, increased by 25.8%, or $1.1 million, to $5.4 million, as compared to $4.3 million recorded during the same period in 2007, primarily due to the growth in average earning assets since March 31, 2007, of $293.9 million, or 58.6%. The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition. Because we have accounted for the acquisition of Carolina National using the purchase method of accounting, financial information for the three- and six-month periods ended June 30, 2007 do not include amounts for Carolina National.

The net interest margin for the quarter ended June 30, 2008, was 2.70%, as compared to the 3.40% net interest margin recorded for the quarter ended June 30, 2007, or a reduction of 70 basis points. The Federal Reserve has decreased the federal funds rate by 325 basis points since September 18, 2007. Since the majority of our earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest-bearing liabilities such as time deposits mature and reprice, interest expense decreases on these liabilities, most of which pay interest at fixed rates and have set maturity dates. As a result, we expect interest expense to continue to decrease on these liabilities, allowing the net interest margin to improve, assuming there are no further reductions in the federal funds rate. As of June 30, 2008, 62.1% of our time deposits with a weighted average yield of 4.1% are scheduled to mature and reprice during the six-month period ending December 31, 2008.

Our return on average assets decreased by 52 basis points from 0.61% for the quarter ended June 30, 2007, to 0.09% for the same period in 2008 due to the decreased net income and an increased average asset base. The diminished return on assets reflects the impact of the decreased net interest margin and an increased provision for loan losses. Loan growth leveled off during the second quarter of 2008. The larger loan portfolio’s positive contribution to net interest income outweighed interest expense associated with the growth in deposits, whose volume contributed approximately $3.0 million in costs, while loan growth generated more than double that expense at $6.1 million in income. In contrast, lower loan rates reduced the positive contribution from loan volume by $4.4 million, or over two thirds of the positive contributions from greater loan volume. This ratio was not matched on the deposit side, where volume contributed $2.4 million in increased costs, while rates reduced those costs by approximately $1.2 million.

Our return on average equity decreased dramatically by 1,068 basis points, from 11.55% for the quarter ended June 30, 2007, to 0.87% for the quarter ended June 30, 2008. This decrease is driven by decline in our net income and the large increase in our average equity due to the acquisition of Carolina National during the first quarter of March 31, 2008, in addition to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007.

Our efficiency ratio increased by 18.8% from 68.49% for the quarter ended June 30, 2007, to 81.38% for the quarter ended June 30, 2008. Noninterest expense for the quarter ended June 30, 2008, increased by 47.9% over the same period last year, which is less than the increase in total assets of 53.7% since June 30, 2007. Net interest income for the quarter ended June 30, 2008, increased by 25.8% and noninterest income for that period increased by 18.7% as compared to the same period in 2007. However, noninterest expense for the quarter ended June 30, 2008, increased by a relatively larger amount, or 47.9%, over the same period in 2007. Since noninterest expense increased at a relatively faster rate than the increases in net interest income and noninterest income as compared to the second quarter of 2007, the efficiency ratio for the second quarter of 2008 has increased compared to the second quarter of 2007. As the net interest margin increases, the efficiency ratio should improve provided that our efforts to control noninterest expenses are effective.

Six months ended June 30, 2008 and 2007

Our net income was $924,000, or $0.04 per diluted share, for the six-month periods ended June 30, 2008, as compared with $1.6 million, or $0.37 per diluted share, for the six-month period ended June 30, 2007. Diluted common shares outstanding for the six-month period ended June 30, 2008, increased by 46% over the same period in 2007, due to the effect of a prorated amount to reflect the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008, and the dilutive effects of the $18 million in noncumulative convertible perpetual preferred stock issued in July 2007. Net interest income for the six-month period ended June 30, 2008, increased by 28.0%, or $2.3 million, as compared to $8.2 million recorded during the same period in 2007, primarily due to the growth in average earning assets since March 31, 2007, of $287.9 million, or 55.8%. The increase in average earning assets during this period includes $179.5 million from the Carolina National acquisition.

The net interest margin for the six months ended June 30, 2008, was 2.80%, as compared to the 3.44% net interest margin recorded for the six months ended June 30, 2007, or a reduction of 64 basis points. This decline was due to the decreases to the federal funds rate since September 18, 2007, discussed previously, as well as competitive pressure on commercial loan pricing and deposit pricing.

Our return on average assets decreased by 44 basis points from 0.67% for the six-month period ended June 30, 2007, to 0.23% for the same period in 2008 due to the decreased net income compared to an increased average asset base. The diminished return on assets reflects the impact of the decreased net interest margin and an increased provision for loan losses. Loans continued to contribute to net interest income as our most lucrative earning asset, but their positive contribution was proportionally matched by the growth in deposits, whose volume contributed approximately $5.5 million in costs, while loan growth generated more than double that expense at $10.9 million in income. In contrast, lower loan rates reduced the positive contribution from loan volume by $6.8 million, or almost two thirds or the positive contribution from greater loan volume. This ratio outweighed that of the deposit side, where volume contributed $5.5 million in increased costs, while rates reduced those costs by approximately $1.6 million.

Our return on average equity decreased dramatically by 954 basis points, from 11.92% for the six-month period ended June 30, 2007, to 2.38% for the six-month period ended June 30, 2008. This decrease is driven by the decline in our net income and the large increase in our average equity due to the acquisition of Carolina National during the first quarter of March 31, 2008, in addition to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007.

Our efficiency ratio increased by 18.1% from 66.54% for the six months ended June 30, 2007, to 78.60% for the six months ended June 30, 2008. Noninterest expense for the six months ended June 30, 2008, increased by 55.8% over the same period last year, which is less than the increase in total assets of 53.7% since June 30, 2007. Net interest income for the six months ended June 30, 2008, increased by 28.0% and noninterest income for that period increased by 50.4% as compared to the same period in 2007. However, noninterest expense for the six months ended June 30, 2008, increased by a relatively larger amount, or 55.8%, over the same period in 2007. Since noninterest expense increased at a relatively faster rate than the increases in net interest income and noninterest income as compared to the six months ended June 30, 2007, the efficiency ratio for the six months ended June 30, 2008, has increased compared to the six months ended June 30, 2007. As the net interest margin increases, the efficiency ratio should improve provided that our efforts to control noninterest expenses are effective.

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

Three months ended June 30, 2008 and 2007

Our net interest income increased $1.1 million, or 25.8%, to $5.4 million for the quarter ended June 30, 2008, from $4.3 million for the same period in 2007. The increase in net interest income was due primarily to the growth in our average earning assets of $293.9 million, or 58.6%, which was partially offset by a decrease in our net interest margin for the quarters ended June 30, 2007 and 2008. The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition.

The net interest margin for the quarter ended June 30, 2008, was 2.70%, as compared to the 3.40% net interest margin recorded for the quarter ended June 30, 2007, or a reduction of 70 basis points. The Federal Reserve has decreased the federal funds rate by 325 basis points since September 18, 2007. Since the majority of the earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest-bearing liabilities such as time deposits mature and reprice, interest expense decreases on these liabilities, most of which pay interest at fixed rates and have set maturity dates. As a result, we expect interest expense to continue to decrease on these liabilities, allowing the net interest margin to improve, assuming there are no further reductions in the federal funds rate. As of June 30, 2008, 62.1% of time deposits with a weighted average yield of 4.1% are scheduled to mature and reprice during the six-month period ending December 31, 2008.

The following table sets forth, for the quarters ended June 30, 2008 and 2007, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).
	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended June 30,
	2008				2007
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Rate	*	Balance	Expense	Rate
Loans, excluding held for sale	$704,711	$10,550	6.00%		$417,791	$8,847	8.49%
Mortgage loans held for sale	11,929	182	6.12%		11,414	173	6.08%
Investment securities	72,151	840	4.67%		67,868	793	4.69%
Federal funds sold and other	6,615	90	5.46%		5,223	78	5.99%

Total interest-earning assets	$795,406	$11,662	5.88%		$502,296	$9,891	7.90%

Time deposits	$457,980	$4,670	4.09%		$269,539	$3,447	5.13%
Savings & money market	115,985	708	2.45%		69,679	814	4.69%
NOW accounts	46,762	140	1.20%		44,897	357	3.19%
FHLB advances	55,311	465	3.38%		40,418	493	4.89%
Junior suborindated debentures	13,403	167	5.00%		13,403	254	7.60%
Federal funds purchased and short-term borrowings	21,438	152	2.83%		17,453	266	6.11%

Total interest-bearing liabilities	$710,879	$6,302	3.56%		$455,389	$5,631	4.96%

Net interest spread			2.32%				2.94%
Net interest income/margin		$5,360	2.70%			$4,260	3.40%

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.32% for the quarter ended June 30, 2008, compared to 2.94% for the quarter ended June 30, 2007. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.70% for the quarter ended June 30, 2008, as compared to 3.40% for the quarter ended June 30, 2007.

The decrease in our net interest spread and our net interest margin from 2007 to 2008 was principally due to the faster decrease in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the decreases in the prime rate during 2007 and 2008. We anticipate that growth in loans will continue to remain level throughout 2008, as we strive to improve our net interest income by managing our cost of funds. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income. Therefore, improving our net interest income in the current challenging market will continue to require deliberate and attentive management.

Six months ended June 30, 2008 and 2007

Our net interest income increased $2.3 million, or 28.0%, to $10.5 million for the six-month period ended June 30, 2008, from $8.2 million for the same period in 2007. The increase in net interest income was due primarily to the growth in our average earning assets of $287.9 million, or 55.8%, which was partially offset by a decrease in our net interest margin of 64 basis points from 3.44% to 2.80% for the six-month periods ended June 30, 2007 and 2008, respectively. The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition.

The following table sets forth, for the six months ended June 30, 2008 and 2007, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended June 30,
	2008				2007
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Rate	*	Balance	Expense	Rate
Loans, excluding held for sale	$661,766	$21,140	6.41%		$403,257	$16,905	8.45%
Mortgage loans held for sale	13,461	388	5.78%		7,201	212	5.94%
Investment securities	70,187	1,633	4.67%		66,143	1,538	4.69%
Federal funds sold and other	7,047	181	5.15%		4,481	131	5.90%

Total interest-earning assets	$752,461	$23,342	6.22%		$481,082	$18,786	7.87%

Time deposits	$428,622	$9,282	4.34%		$254,777	$6,417	5.08%
Savings & money market	113,928	1,648	2.90%		71,315	1,629	4.61%
NOW accounts	44,998	347	1.55%		40,668	641	3.18%
FHLB advances	49,029	903	3.69%		39,396	949	4.86%
Junior suborindated debentures	13,403	396	5.93%		13,403	506	7.61%
Federal funds purchased and short-term borrowings	15,969	248	3.11%		14,668	428	5.88%

Total interest-bearing liabilities	$665,949	$12,824	3.86%		$434,227	$10,570	4.91%

Net interest spread			2.36%				2.96%
Net interest income/margin		$10,518	2.80%			$8,216	3.44%

*Annualized for the six-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.36% for the six months ended June 30, 2008, compared to 2.96% for the six months ended June 30, 2007. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.80% for the six months ended June 30, 2008, as compared to 3.44% for the six months ended June 30, 2007.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Changes in Net Interest Income
	For the Quarters Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to			For the Quarters Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$21	$(9)	$12	$15	$6	$21
Investment securities	50	(3)	47	208	45	253
Mortgage loans held for sale	8	1	9	173	-	173
Loans(1)	6,076	(4,373)	1,703	2,354	208	2,562
Total interest-earning assets	$6,155	$(4,384)	$1,771	$2,750	$259	$3,009

Interest-Bearing Liabilities
Deposits	$2,966	$(2,066)	$900	$1,084	$763	$1,847
FHLB advances	182	(210)	(28)	120	35	155
Federal funds purchased and other	61	(175)	(114)	176	46	222
Junior subordinated debentures	-	(87)	(87)	-	10	10
Total interest-bearing liabilities	$3,209	$(2,538)	$671	$1,380	$854	$2,234

Net interest income	$2,946	$(1,846)	$1,100	$1,370	$(595)	$775

 (1)  Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

	Changes in Net Interest Income
	For the Quarters Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to				For the Quarters Ended June 30, 2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	One Day Difference (2)	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$76	$(28)	$1	$49	$(99)	$22	$(77)
Investment securities	95	(7)	8	96	406	116	522
Mortgage loans held for sale	185	(10)	1	176	212	-	212
Loans(1)	10,897	(6,755)	93	4,235	4,679	708	5,387
Total interest-earning assets	$11,253	$(6,800)	$103	$4,556	$5,198	$846	$6,044
Interest-Bearing Liabilities
Deposits	$5,451	$(2,909)	$48	$2,590	$1,880	$1,572	$3,452
FHLB advances	234	(286)	5	(47)	241	98	339
Federal funds purchased and other	38	(219)	2	(179)	320	64	384
Junior subordinated debentures	-	(113)	3	(110)	131	12	143
Total interest-bearing liabilities	$5,723	$(3,527)	$58	$2,254	$2,572	$1,746	$4,318
Net interest income	$5,530	$(3,273)	$45	$2,302	$2,626	$(900)	$1,726

(1) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(2) Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2007.

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

Our provision for loan losses was $943,000 for the three months ended June 30, 2008, and $452,000 for the same period in 2007. Our provision for loan losses was $1.4 million for the six months ended June 30, 2008, and $791,000 for the same period in 2007. The percentage of allowance for loan losses was increased to 1.25% of gross loans outstanding as of June 30, 2008, from 1.03% as of June 30, 2007. Also included in the allowance for loan losses as of June 30, 2008, is $2.9 million added from the acquisition of Carolina National. The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio. Management believes that specific reserves have been allocated in its allowance for loan losses as of June 30, 2008 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses, if any, arising from less than full recovery of the loans from the supporting collateral. No assurances can be given in the regard, however, especially considering the overall weakness in the commercial real estate market.

The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in a net loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

As of June 30, 2008 and December 31, 2007, nonperforming assets (nonperforming loans plus other real estate owned) were $32.2 million and $12 million, respectively. Due to recent developments since June 30, 2008, an additional $5,200,000 in nonperforming assets has been recognized. Consequently, the $32.2 million in nonperforming loans as of June 30, 2008, is greater than the $27.0 of nonperforming loans which we disclosed in our regularly scheduled second quarter 2008 earnings release on July 16, 2008. The $32.2 million in nonperforming assets as of June 30, 2008, included $2.2 million in nonperforming assets related to the acquisition of Carolina National. The $2.2 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six-month periods ended June 30, 2008 and 2007, was approximately $360,000 and $36,000, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $18,500,000 and $10,000,000 with related valuation allowances of $2,000,000 and $709,000 at June 30, 2008 and 2007, respectively.

Noninterest Income

Three months ended June 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest income for the three months ended June 30, 2008 and 2007 (dollars in thousands).

	For the Three Months Ended June 30,
	2008	2007
Mortgage banking income	$603	$539
Service charges and fees on deposit accounts	482	294
Other	148	206
Total noninterest income	$1,233	$1,039

Noninterest income for the three months ended June 30, 2008, was $1.2 million, a net increase of 18.8% compared to noninterest income of $1.0 million during the same period in 2007. This increase is primarily due to service charges and fees on deposit accounts, which increased by $188,000, or 63.9% from 2007 to 2008, resulting from the growth in the number of deposit accounts.

The income generated by the wholesale mortgage division for the three months ended June 30, 2008, increased by $64,000, or 11.9%, as compared to $539,000 earned for the three months ended June 30, 2007. This division offers a wide variety of conforming and non-conforming mortgage loan products to other community banks and mortgage brokers which are held for sale in the secondary market. Sales of mortgage loans originated through the division occur pursuant to sales contracts entered into with the investors at the time of the loan commitment. As of June 30, 2008, $15.3 million in mortgage loans were held for sale to investors, a decrease of $2.7 million or 15.0%, from $18.0 million at June 30, 2007.

Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Alt-A” (low documentation) and/or “second lien”. Management has evaluated the loans that have been originated to date through the wholesale mortgage division and believes that virtually all of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, management believes that the exposure of this division to the sub-prime and Alt-A segments is extremely low.

Six months ended June 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest income for the six months ended June 30, 2008 and 2007 (dollars in thousands).
	For the Six Months Ended June 30,
	2008	2007
Mortgage banking income	$1,334	$697
Service charges and fees on deposit accounts	862	566
Other	368	442
Total noninterest income	$2,564	$1,705

Noninterest income for the six months ended June 30, 2008, was $2.6 million, a net increase of 50.4% compared to noninterest income of $1.7 million during the same period in 2007. This increase is primarily due to fee income of $1.3 million generated by the wholesale mortgage division for a full six months in 2008, as compared to $697,000 earned over five months in the six-month period ended June 30, 2007, after the division was formed on January 29, 2007. This fee income represented 74.2% of the total noninterest income increase of $859,000. In addition, service charges and fees on deposit accounts increased by $296,000, or 52.3% from 2007 to 2008, resulting from the growth in the number of deposit accounts.

The wholesale mortgage division offers a wide variety of conforming and non-conforming mortgage loan products to other community banks and mortgage brokers which are held for sale in the secondary market. Sales of mortgage loans originated through the division occur pursuant to sales contracts entered into with the investors at the time of the loan commitment. As of June 30, 2008, $15.3 million in mortgage loans were held for sale to investors, a decrease of $2.7 million or 15.0% since June 30, 2007.

Recent financial media attention has largely focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Alt-A” (low documentation) and/or “second lien”. Management has evaluated the loans that have been originated to date through the wholesale mortgage division and believes that virtually all of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, management believes that the exposure of this division to the sub-prime and Alt-A segments is extremely low.

Noninterest Expenses

Three months ended June 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest expenses for the three months ended June 30, 2008 and 2007 (dollars in thousands).

	For the Three Months Ended June 30,
	2008	2007
Salaries and employee benefits	$2,796	$1,949
Occupancy and equipment	808	518
Data processing and ATM expense	392	176
Professional fees	258	149
Public relations	192	199
Telephone and supplies	178	117
Other	742	521
Total noninterest income	$5,366	$3,629

Noninterest expense was $5.4 million for three months ended June 30, 2008, as compared to $3.6 million for the same period in 2007, an increase of $1.8 million. The majority of the 47.9% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $2.8 million for the three months ended June 30, 2008, as compared to $1.9 million for the same period in 2007, an increase of 43.5%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008. The quarter ended June 30, 2008, also reflects a full quarter of expenses for our Charleston full-service branch, a new cost center in the quarter ended June 30, 2007.

Occupancy and equipment expenses were $808,000 and $518,000 for the quarters ended June 30, 2008 and 2007, respectively. The 56.0% increase, or $290,000, reflects expenses for a full quarter for the Greenville permanent branch and market headquarters, which opened in June 2007. In addition, costs of the four new Columbia area full-service branches added to our branch network on January 31, 2008, are reflected in the six-month period ended June 30, 2008.

Professional fees increased by $109,000, or 73.2% to $258,000 for the three months ended June 30, 2008, from $149,000 for the three months ended June 30, 2007.

Data processing and ATM expenses were $392,000 and $176,000 for the three months ended June 30, 2008 and 2007, respectively. The majority of the increase of 122.7% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. An outside computer service company provides our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. The growth in loan and deposit accounts is partially due to the acquisition of Carolina National, whose customer base has primarily been successfully retained.

Public relations expense decreased by 3.5% or $7,000 to $192,000 for the three months ended June 30, 2008, as compared to $199,000 for the same period in 2007, primarily due to decreased marketing media expenditures as we continue to focus on our rebranding process, which began in the fourth quarter of 2007. The rebranding, which will debut publicly in the third quarter of 2008, will drive all our future marketing endeavors and position us to capitalize on our expansion into new markets.

Included in the line item “other,” which increased $221,000, or 42.4% for the three months ended June 30, 2008, as compared to the same period in 2007, are charges for insurance premiums, fees paid to our board of directors and our newly formed advisory boards in the Greenville and Columbia markets in 2008, postage, printing and stationery expense and various customer-related expenses.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program. Our efforts in these areas reflect our focus on growth through branching and customer retention through progressive products and excellent customer service.

Six months ended June 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest expenses for the six months ended June 30, 2008 and 2007 (dollars in thousands).
	For the Six Months Ended June 30,
	2008	2007
Salaries and employee benefits	$5,611	$3,680
Occupancy and equipment	1,579	893
Data processing and ATM expense	650	350
Professional fees	524	295
Telephone and supplies	316	206
Public relations	285	368
Other	1,318	809
Total noninterest income	$10,283	$6,601

Noninterest expense was $10.3 million for the six months ended June 30, 2008, as compared to $6.6 million for the same period in 2007, an increase of $3.7 million. The majority of the 56.1% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $5.6 million for the six months ended June 30, 2008, as compared to $3.7 million for the same period in 2007, an increase of 51.4%. This increase reflects the cost of personnel to support our expansion into new markets, particularly our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008. The quarter ended June 30, 2008 also reflects a full quarter of expenses for our Greenville full-service branch and the Rock Hill loan production office and on the wholesale mortgage division, all new cost centers in the quarter ended March 31, 2007.

Occupancy and equipment expenses were $1.6 million and $893,000 for the six months ended June 30, 2008 and 2007, respectively. The 76.8% increase, or $686,000, reflects expenses for a full quarter for the Rock Hill loan production office opened in February 2007, the wholesale mortgage loan office opened in January 2007 and the Greenville market headquarters and the Spartanburg home office expansion, both completed during 2007. In addition, costs of the four new Columbia area full-service branches added to our branch network on January 31, 2008, are reflected in the quarter ended June 30, 2008.

Professional fees increased by $229,000, or 77.6% to $524,000 for the six months ended June 30, 2008, from $295,000 for the six months ended June 30, 2007. This increase includes ongoing fees in connection with loan-related matters in the ordinary course of business.

Data processing and ATM expenses were $650,000 and $350,000 for the six months ended June 30, 2008 and 2007, respectively. The majority of the increase of 85.7% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.

Public relations expense decreased by 22.6% or $83,000 to $285,000 for the six months ended June 30, 2008, as compared to $368,000 for the same period in 2007, primarily due to decreased marketing media expenditures as we continue to focus on our rebranding process, which began in the fourth quarter of 2007. The rebranding will drive all our future marketing endeavors and position us to capitalize on our expansion into new markets.

Included in the line item “other,” which increased $509,000, or 62.9% for the six months ended June 30, 2008, as compared to the same period in 2007, are charges for insurance premiums, fees paid to our board of directors and our newly formed board in the Greenville market in 2008, postage, printing and stationery expense and various customer-related expenses. In addition, the quarter ended June 30, 2008, included an additional expense for FDIC insurance premiums, which were reinstituted during 2007 and reflect our growth in deposits, of $116,000.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussions set forth information related to our income tax expense for the three-month and six-month periods ended June 30, 2008 and 2007.

Three and six months ended June 30, 2008 and 2007

The following tables set forth information related to our income tax expense for the three and six-month periods ended June 30, 2008 and 2007 (dollars in thousands).
	For the Three Months Ended June 30,
	2008	2007
Provision for income taxes	$95	$426
Net income before income taxes	284	1,218
Effective income tax rate	33.5%	35.0%

	For the Six Months Ended June 30,
	2008	2007
Provision for income taxes	$466	$885
Net income before income taxes	1,390	2,529
Effective income tax rate	33.5%	35.0%

Our effective tax rate for 2008 decreased slightly from 2007. The decrease was accomplished as a result of increasing income from nontaxable securities by $39,000, or 26.2%, for the quarter and six months ended June 30, 2007, to June 30, 2008. In addition, net interest income increased by $1.1 million, or 25.8%, compared to the decreased net income of $603,000.

Balance Sheet Review

General

As of June 30, 2008, we had total assets of $852.8 million, an increase of $266.2 million, or 45.4% over total assets of $586.5 million on December 31, 2007.  Of this $266.2 million increase, $220.9 million was attributable to the acquisition of Carolina National. Total assets on June 30, 2008, and December 31, 2007, consisted of loans including mortgage loans held for sale and net of unearned income and allowance for loan losses of $709.3 million and $489.1 million, respectively; securities available for sale of $74.9 million and $70.5 million, respectively; other assets of $27.1 million and $15.4 million, respectively; premises and equipment, net accumulated depreciation and amortization of $7.1 million and $3.0 million, respectively; and cash and cash equivalents of $4.3 million and $8.4 million, respectively. Total loans includes $203.3 million from the acquisition of Carolina National. June 30, 2008 also included $30.0 million in goodwill and other intangibles resulting from the acquisition of Carolina National. (See Note 4 for more specific details on these intangible assets and for information on the merger.)

Our interest-earning assets, consisting of total loans net of unearned income, securities available for sale and interest-bearing bank balances, grew to $800.5 million as of June 30, 2008, or an increase of 54.8% over the balance of $516.8 million as of December 31, 2007. As of June 30, 2008, and December 31, 2007, short-term overnight investments in interest-bearing bank balances comprised less than 1% of total interest-earning assets of $800.5 million and $568.8 million, respectively. Although the loan portfolio grew in the six months ended June 30, 2008, the majority of the increase was due to the acquisition of Carolina National, with loan production for the six-month period diminished compared to the six-month period ended June 30, 2007. The continued deterioration in the South Carolina real estate markets and the volatile economy in general support restraint in the current growth strategy for our loan portfolio.

Also included in interest-earning assets as of June 30, 2008, are mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. As of June 30, 2008, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $190.9 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $195.0 million had been sold as of June 30, 2008, with approximately $15.3 million remaining on the balance sheet as mortgage loans held for sale, compared to $19.4 million at December 31, 2007. The activity for the wholesale mortgage division during the six months ended June 30, 2007, represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $18 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity have leveled off, as the ongoing activity of the wholesale mortgage division has begun to provide for funding of future loans with the proceeds from the sale of loans in the existing portfolio, as evidenced by the positive impact on cash provided by operating activities as of June 30, 2008.

Premises and equipment increased by $4.1 million, net of purchases and depreciation expense as of June 30, 2008, in part due to the acquisition of Carolina National whose Columbia area properties represented $1.8 million as of June 30, 2008. The remaining $2.3 million represented the purchase of a 1.4 acre outparcel of land where construction has begun on our future York County market headquarters in the Tega Cay Community of Fort Mill, South Carolina, the purchase of land and costs associated with the extension of the parking area adjacent to the home office in Spartanburg, and approximately $1.1 million in construction costs for the new Lexington branch.

As of June 30, 2008, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $153.7 million, including approximately $11.1 million added with the Carolina National merger. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. These guidelines, which limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on June 30, 2008, were $767.0 million, an increase of 42.0% over liabilities as of December 31, 2007, of $539.0 million, and consisted primarily of deposits of $661.6 million, $79.0 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures, and $8.0 million in federal funds purchased and other short-term borrowings. The deposit growth includes approximately $187.3 in deposits from the acquisition of Carolina National.

Shareholders’ equity on June 30, 2008, was $85.7 million, as compared to shareholders’ equity on December 31, 2007, of $47.6 million. The increase of $38.1 million, or 80.0%, can be attributed to the growth in additional paid-in capital resulting from the merger with Carolina National. (See Note 4 - Merger with Carolina National Corporation for specific details on the transaction.) Partially offsetting this increase was the change from an unrealized gain to an unrealized loss on investment securities available for sale, net of tax, as of June 30, 2008.

Investments

On June 30, 2008, and December 31, 2007, our investment securities portfolio of $74.9 and $70.5 million, respectively, represented approximately 9.4% and 12.4%, respectively, of our interest-earning assets. As of June 30, 2008, and December 31, 2007, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $76.1 million and $70.5 million, respectively, for unrealized gains of approximately $1.2 million and $56,000, respectively. A large number of U.S. Government agency securities have been called from our portfolio in recent months, resulting in the slight decrease in our investment portfolio as we selectively replace these securities with new investments chosen to complement our existing portfolio and contribute to our net interest margin.

Fair values and yields on our investments (all available for sale) as of June 30, 2008, and December 31, 2007, are shown in the following tables based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	Within one year		After one but within five years		As of June 30, 2008 After five butwithin ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$1,483	4.15%	$-	-	$1,927	5.00%	$3,410	4.63%
Mortgage-backed securities	-	-	4,349	4.02%	7,117	5.08%	41,171	5.16%	52,637	5.06%
Municipal securities	-	-	1,336	2.92%	4,582	3.80%	12,952	3.54%	18,870	3.56%
Total	$-	-	$7,168	3.84%	$11,699	4.58%	$56,050	4.78%	$74,917	4.66%

	Within one year		After one but within five years		As of December 31, 2007 After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$998	4.00%	$6,942	4.27%	$2,627	5.48%	$-	-	$10,567	4.54%
Mortgage-backed securities	962	4.00%	4,579	4.23%	3,479	4.65%	34,021	5.30%	43,041	5.11%
Municipal securities	-	-	1,033	2.70%	3,719	3.70%	12,170	4.05%	16,922	3.89%
Total	$1,960	4.00%	$12,554	4.12%	$9,825	4.51%	$46,191	4.97%	$70,530	4.73%

The amortized cost and fair value of our investments (all available for sale) as of June 30, 2008, and December 31, 2007, are shown in the following table (dollars in thousands).

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$3,491	$3,409	$10,635	$10,567
Mortgage-backed securities	53,287	52,637	42,891	43,041
Municipal securities	19,349	18,870	16,948	16,922

Total	$76,127	$74,916	$70,474	$70,530

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of June 30, 2008, and December 31, 2007, consisted of the following:

	As of June 30,	As of December 31,
	2008	2007
Federal Reserve Bank stock	$1,821	$966
Federal Home Loan Bank stock	5,013	2,721

The level of Federal Home Loan Bank (“FHLB”) stock varies with the level of FHLB advances and increased during the six months ended June 30, 2008 to reflect the net increase in FHLB advances during the quarter. The level of Federal Reserve Bank stock is tied to our equity and was increased in connection with the Carolina National merger.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Assets

As of June 30, 2008, other assets had grown to $27.1 million from $15.4 million as of December 31, 2007, an increase of 75.8%. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities, nonmarketable equity securities, as discussed in “Investments” above, deferred taxes, and other miscellaneous assets. While BOLI and interest receivable growth has been marginal, investments in nonmarketable equity securities, primarily FHLB stock, grew $3.1 million, or 85.4%, and deferred taxes grew approximately $2.0 million, each compared to December 31, 2007, and due to the acquisition of Carolina National. Interest receivable grows in tandem with the loan and investment portfolios, and FHLB stock grows as additional funds are advanced from the FHLB and we are required to increase our FRB stock balance as our bank’s capital grows.

Within other assets, the category other real estate owned grew significantly, from $2.3 million at December 31, 2007, to $8.1 million at June 30, 2008, including the addition of Carolina National’s other real estate owned of $550,000. The balance in other real estate owned consists of property acquired through foreclosure. The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us the ability to control the properties. The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and is concentrated in two loan relationships with local real estate developers. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

We regularly evaluate the carrying value of the properties included in other real estate owned and may record additional writedowns in the future after review of a number of factors including collateral values and general market conditions in the area surrounding the properties. We continue to evaluate and assess all nonperforming assets on a regular basis as part of our well-established loan monitoring and review process.

Goodwill and Other Intangibles, net

In connection with the Merger, our balance sheet reflects intangible assets consisting of goodwill, core deposit intangibles, and purchase accounting adjustments to reflect the fair valuation of loans, deposits, and leases. Goodwill and core deposit intangibles of approximately $30.0 million are reflected under the balance sheet heading “Goodwill and other intangibles” while purchase accounting adjustments related to loans and leases totaling $416,000 are reflected in these respective balance sheet categories: loans and premises and equipment. Goodwill represents the excess purchase price over the fair value of net assets acquired in the business acquisition. The core deposit intangibles represent the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We will perform an impairment test of goodwill, core deposit intangibles, the fair values of loans and of leases, as required by SFAS No. 142, “Goodwill and Intangible Assets,” on at least an annual basis. (See further discussion in the section entitled “Critical Accounting Policy - Accounting for Acquisitions” for additional information on purchase accounting adjustments and intangible assets associated with the Merger.)

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans for the six months ended June 30, 2008 and 2007, were $675.2 million and $410.5 million, respectively.  Total loans outstanding as of June 30, 2008, and December 31, 2007, were $718.0 million and $494.1 million, respectively, before the allowance for loan losses. Beginning with the year ended December 31, 2007, total loans includes wholesale mortgages held for sale, pending their sale in the secondary market. Included in the $494.1 million and $718.0 million total loans as of December 31, 2007 and June 30, 2008 were $19.4 million and $15.3 million in wholesale mortgages held for sale, respectively.

The following table summarizes the composition of our loan portfolio for the periods ended December 31, 2007, and June 30, 2008 (dollars in thousands).

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$55,930	7.79%	$34,435	6.97%
Commercial secured by real estate	460,261	64.10%	322,807	65.33%
Real estate - residential mortgages	178,304	24.83%	111,490	22.56%
Installment and other consumer loans	9,039	1.26%	6,496	1.32%
Total loans	703,534		475,228
Mortgage loans held for sale	15,305	2.13%	19,408	3.93%
Unearned income	(799)	(0.11%)	(543)	(0.11%)
Total loans, net of unearned income	$718,040	100.00%	$494,093	100.00%

Less allowance for loan losses	(8,734)	1.25%	(4,951)	1.04%

Total loans, net	$709,306		$489,142

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

The increase in our commercial loans secured by real estate from December 31, 2007, to June 30, 2008, is primarily due to the commercial real estate loans absorbed in the Carolina National acquisition. We have increased the number of our commercial lending officers over the last several years to support our loan growth. We expect to continue to focus our origination efforts in commercial real estate and commercial lending. The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

Commercial real estate lending entails unique risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject, to a greater extent, to adverse conditions in the economy. In dealing with these risk factors, we generally limit ourselves to a real estate market or to borrowers with which we have experience. We generally concentrate on originating commercial real estate loans secured by properties located within our market areas. In addition, many of our commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt.

The recent downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As real estate values have declined, we have been required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Our other real estate owned has grown to $8.1 million as of June 30, 2008, and these repossessed properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, the increase in overall nonperforming loans could result in a continued decrease in earnings and future increases in the provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry. The following table shows the spread of the nonaccrual loans geographically and by product type (dollars in thousands).
	June 30, 2008 CRE Nonaccrual Loans by Geography

	Upstate SC	Midlands SC	Coastal SC	Northern SC	Total	% of Total
CRE Nonaccrual Loans by Product Type

Residential construction	$1,369,418	$329,324	$4,013,393	$2,891,723	$8,603,858	45.5%
Commercial owner-occupied	1,085,046	999,346	-	-	2,084,393	11.0%
Residential condo	-	-	877,066	-	877,066	4.6%
Residential land	427,003	-	2,645,224	475,000	3,547,226	18.8%
Commercial land	508,538	-	-	-	508,538	2.7%
Total CRE Nonaccrual Loans	$3,390,005	$1,328,670	$7,535,683	$3,366,723	$15,621,081	82.7%

CRE Nonaccrual Loans as % of Total Nonaccrual	17.9%	7.0%	39.9%	17.8%	82.7%

Total nonaccrual loans June 30, 2008	18,889,431

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of June 30, 2008, and December 31, 2007 (dollars in thousands).

	As of June 30, 2008
	One year or less	After one but within five years	After five years	Total
Commercial	$15,554	$12,775	$682	$29,011
Real estate - construction	183,778	59,558	1,886	245,222
Real estate - mortgage	75,796	281,612	63,419	420,827
Consumer and other	4,633	3,294	547	8,474
Total	$279,761	$357,239	$66,534	$703,534
Mortgage loans held for sale				15,305
Unearned income				(799)
Total loans, net of unearned income				$718,040

Loans maturing after one year with:
Fixed interest rates				$203,049
Floating interest rates				$220,724

	As of December 31, 2007
	One year or less	After one but within five years	After five years	Total
Commercial	$13,351	$9,026	$1,599	$23,976
Real estate - construction	158,810	21,425	94	180,329
Real estate - mortgage	38,777	202,315	23,476	264,568
Consumer and other	3,469	2,225	66	6,355
Total	$214,407	$234,991	$25,235	$475,228
Mortgage loans held for sale				19,408
Unearned income				(543)
Total loans, net of unearned income				$494,093

Loans maturing after one year with:
Fixed interest rates				$185,585
Floating interest rates				$74,641

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

Generally, for larger collateral dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral. However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.

General Reserve

We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, SBA, consumer, A&D/construction and mortgage. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below. The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

We also maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance. This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to: changes in delinquent loan trends, trends in risk grades and net charge-offs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

Credit Risk Management

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

Once problem loans are identified, policies require written plans for resolution and periodic reporting to credit risk management to review and document progress. The Asset Classification Committee meets quarterly to review items such as credit quality trends, problem credits and updates on specific credits reviewed. This committee is composed of executive management and credit risk management personnel, as well as several representatives from the board of directors.

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during the second quarter of 2008 to $18.5 million, with related valuation allowances of $2.1 million, to address the risks within our loan portfolio. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

Our analysis of impaired loans and their underlying collateral values has revealed the continued deterioration in the level of property values as well as reduced borrower ability to make regularly scheduled payments. Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes. Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices. As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers have also been reduced. This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust payment sources. Within the last several months, several of our clients have reached the point where payment sources have been exhausted.

On June 30, 2008 and December 31, 2007, $18.9 million and $12.0 million in loans were on nonaccrual status, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six months ended June 30, 2008 and 2007, was approximately $360,000 and $36,000 in the six-month periods ended June 30, 2008 and 2007, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $18.5 million and $9.9 million with related valuation allowances of $2.1 million and $709,000 million at June 30, 2008 and June 2007, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of or For the Six Months Ended June 30, 2008		As of or For the Year Ended December 31, 2007		As of or For the Six Months Ended June 30, 2007
Commercial	$576	6.3%	$227	5.1%	$903	4.8%
Real estate - construction	4,110	34.9%	1,551	37.9%	816	34.2%
Real estate - mortgage	4,051	57.6%	2,532	55.7%	2,342	59.6%
Consumer	90	1.2%	72	1.3%	56	1.4%
Unallocated	(93)	N/A	569	N/A	385	N/A
Total allowance for loan losses	$8,734	100.0%	$4,951	100.0%	$4,502	100.0%

We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Please see Note 6-“Loans” in the Notes to Consolidated Financial Statements included in this report for additional information.

The following table sets forth the changes in the allowance for loan losses for the year ended December 31, 2007, and the three-month periods ended June 30, 2008 and 2007 (dollars in thousands).

	As of or For the Three Months Ended June 30, 2008	As of or For the Year Ended December 31, 2007	As of or For the Three Months Ended June 30, 2007
Balance, beginning of year	$8,400	$3,795	$4,119
Provision charged to operations	943	1,396	451
Loans charged off
Commercial, financial and agricultural	(54)	(240)	(25)
Real estate-construction	(552)	-	(44)
Installment loans to individuals	(6)	(10)	-
Total chargeoffs	(612)	(250)	(69)

Recoveries of loans previously charged off	3	10	1
Balance, end of period	$8,734	$4,951	$4,502

Alloance to loans, year end	1.25%	1.04%	1.03%

Net chargeoffs to average loans	0.35%	0.06%	0.04%

Nonperforming loans:
Residential housing-related	$13,986	$8,673	$254
Owner-occupied commercial	1,085	3,124	2,043
Other commercial	3,818	203	1,569
Total nonperforming loans	$18,889	$12,000	$3,866

Other real estate owned	8,142	2,320	482

Total nonperforming assets	$27,031	$14,320	$4,348

The following table sets forth the changes in the allowance for loan losses for the year ended December 31, 2007, and the six-month periods ended June 30, 2008 and 2007 (dollars in thousands).

	As of or For the Three Months Ended June 30, 2008	As of or For the Year Ended December 31, 2007	As of or For the Three Months Ended June 30, 2007
Balance, beginning of year	$4,951	$3,795	$3,795
Carolina National reserve acquired	2,976	-	-
Provision charged to operations	1,409	1,396	791
Loans charged off
Commercial, financial and agricultural	(63)	(240)	(45)
Real estate-construction	(559)	-	(44)
Installment loans to individuals	(7)	(10)	(4)
Total chargeoffs	(629)	(250)	(93)

Recoveries of loans previously charged off	27	10	9
Balance, end of period	$8,734	$4,951	$4,502

Alloance to loans, year end	1.25%	1.04%	1.03%

Net chargeoffs to average loans	0.18%	0.06%	0.04%

Nonperforming loans:
Residential housing-related	$13,986	$8,673	$254
Owner-occupied commercial	1,085	3,124	2,043
Other commercial	3,818	203	1,569
Total nonperforming loans	$18,889	$12,000	$3,866

Other real estate owned	8,142	2,320	482

Total nonperforming assets	$27,031	$14,320	$4,348

Our nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and other real estate owned) increased to 3.85% as of June 30, 2008, from 3.0% as of December 31, 2007. The increase in nonperforming assets was primarily attributed to accelerating deterioration of the residential construction and development related market. We have allocated specific reserves of $2.1 million in our allowance for loan losses for the $18.5 million in nonperforming loans as of June 30, 2008. This amount reflects management's estimate of the losses inherent in each of these loans under the provisions of FAS 114, as described previously under the section "Allowance for Loan Losses - Specific Reserve." Our general procedure in determining the specific reserve assigned to each impaired loan includes assessing the current fair value of the underlying collateral of each impaired loan that is collateral-dependent.

The average life of the nonperforming loans as of June 30, 2008, was less than six months due to the recent identification of increased levels of problems loans since December 31, 2007. As a result, the current fair value of several of our nonperforming loans is still being assessed due to pending appraisals requested on the collateral for these loans.  Therefore, management considers the projected future losses associated with these impaired loans to be indeterminable as of the date of this report. As updated appraisals are received and the fair value analysis is completed, management will determine the need for additional allocations in the allowance for loan losses for specific reserves associated with these impaired  loans.  There were no loans past due 90 days and accruing interest for any period presented.

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. We typically have had low levels of nonperforming loans, but the current economic conditions have increased those levels by $6.9 million since December 31, 2007.  The net charge-offs to average loans ratio for the six months ended June 30, 2008, was 0.18% as compared to 0.04% for the six months ended June 30, 2007. For the six months ended June 30, 2008, total net charge-offs were $602,000 compared to net charge-offs of $83,000 for the same period in 2007.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult in recent years to attract retail deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us as of June 30, 2008 and 2007, and December 31, 2007 (dollars in thousands).

	June 30, 2008		December 31, 2007		June 30, 2007
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$42,230	-	$32,588	-	$30,707	-
NOW accounts	428,622	1.55%	45,285	3.28%	40,668	3.18%
Money market and savings accounts	113,928	2.90%	76,184	4.52%	71,315	4.61%
Time deposits	44,998	4.34%	272,730	5.11%	254,777	5.08%

Total deposits	$629,778		$426,787		$397,467

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $367.5 million and $296.3 million as of June 30, 2008, and December 31, 2007, respectively. The maturity distribution of our time deposits of $100,000 or more as of June 30, 2008, is as follows (dollars in thousands):
June 30, 2008
One year or less	$255,894
From one year to three years	34,707
After three years	3,293
Total	$293,894

The increase in time deposits of $100,000 or more for the period ended June 30, 2008, as compared to the balance as of December 31, 2007, primarily resulted from the addition of deposits that were originally obtained from brokered CDs from outside of our primary market by Carolina National.

As of June 30, 2008, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $153.7 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets and require that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. We believe these guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk. While brokered CDs have represented a reliable source of wholesale funds in recent years, our continued expansion into new markets throughout South Carolina should allow us to grow our core deposit base, in turn reducing our reliance on brokered CDs and improving our cost of funds.

Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds as of or for the six-month period ended June 30, 2008, and the year ended December 31, 2007, the amounts outstanding as of the end of each period, at the maximum point for each component during each period and the average balance for each period, and the average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Six Months
Ended June 30, 2008
FHLB advances	$78,959	3.10%	$83,994	$49,029	3.69%
Federal funds purchased & other short-term borrowings	$7,964	3.51%	$45,534	$15,969	3.11%
Junior subordinated debentures	$13,403	4.84%	$13,403	$13,403	5.93%

As of or for the Year
Ended December 31, 2007
FHLB advances	$41,690	4.50%	$49,780	$41,014	4.77%
Federal funds purchased & other short-term borrowings	$9,360	3.99%	$26,269	$10,864	5.63%
Junior subordinated debentures	$13,403	7.12%	$13,403	$13,403	7.65%

Capital Resources

Total shareholders’ equity amounted to $85.7 million and $47.6 million as of June 30, 2008, and December 31, 2007, respectively. The increase of approximately $38.1 million between December 31, 2007 and June 30, 2008, primarily resulted from the 2.7 million common shares issued to the former Carolina National shareholders as of January 31, 2008, and the effect of purchase accounting adjustments for goodwill associated with the merger transaction. This increase was partially offset by an increased unrealized net loss on securities available for sale as well as cash paid to purchase shares under our share repurchase program and to pay cash dividends on our preferred stock.

The unrealized loss on securities available for sale as of June 30, 2008 reflected the change in the market value of these securities since December 31, 2007. We believe that the unrealized loss reflected as of June 30, 2008, was attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses, as well as any similar unrealized losses reflected in future periods, to be temporary. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss. See the “Liquidity” section for a more detailed discussion of our available liquidity sources. We currently expect that we will have sufficient cash flow to fund ongoing operations.

We have an active program for managing our shareholder equity. We use capital to fund organic growth, pay dividends on our preferred stock and repurchase our shares. Our objective is to produce above-market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets plus a limited amount of qualifying preferred stock and trust preferred securities combined up to 45% of Tier 1 capital with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses subject to certain limitations.  The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of June 30, 2008, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Statutory Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital with the excess includable as Tier 2 capital. As of June 30, 2008, the entire $13.4 million of the trust preferred securities qualified as Tier 1 capital.

We are both subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. On November 30, 2005, we loaned our Employee Stock Ownership Plan (“ESOP”) $600,000 which was used to purchase 42,532 shares of our common stock. At June 30, 2008, the ESOP owned 44,912 shares of our stock, of which 36,900 shares were pledged to secure the loan. The remainder of the shares is being allocated to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $518,000 from shareholders’ equity at June 30, 2008, and December 31, 2007, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The following table sets forth the company’s and the bank’s various capital ratios as of June 30, 2008, and December 31, 2007. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory capital requirements. We continue to evaluate various options, such as issuing trust preferred securities or common stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

			As of December 31,		To Be Considered
	As of June 30, 2008		2007		Well-Capitalized
	Holding		Holding		Holding
	Co.	Bank	Co.	Bank	Co.	Bank
Total risk-based capital	10.94%	11.40%	13.48%	10.72%	10.00%	10.00%

Tier 1 risk-based capital	9.71%	10.24%	11.61%	9.70%	6.00%	6.00%

Leverage capital	8.21%	9.42%	9.75%	8.17%	5.00%	5.00%

The decrease in our capital ratios from December 31, 2007, to June 30, 2008, is due to the growth in assets from the acquisition of Carolina National.

As of June 30, 2008, construction on our York County market headquarters located in the Tega Cay community of Rock Hill, South Carolina was underway, with land costs of $1.5 million and construction in progress costs of approximately $106,000 to date. We anticipate construction on this project to be completed in the first quarter of 2009 at a remaining cost of approximately $1.4 million.

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of Series A Noncumulative Perpetual Preferred Stock at $25.00 per share. Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%. The first quarterly dividend payment was made in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock. Under the terms of the noncumulative perpetual preferred stock, dividends are declared each quarter at the discretion of our board of directors. We have paid quarterly dividends of $326,250 in each quarter thereafter.

During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed, along with an additional $1 million in January 2007, to the bank as a capital contribution. This capital contribution increased the bank’s total risk-based capital, Tier 1 risk-based capital and leveraged capital.

We used the net proceeds to provide additional capital to support asset growth and to partially fund the cash portion of the consideration to close the acquisition of Carolina National, expansion of our bank’s branch network, and to pay off the balance of $5 million on the revolving line of credit described below.

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

On December 1, 2006, the Company’s board of directors authorized a stock repurchase program of up to 50,000 of its shares outstanding effective immediately for a period of six months ending May 31, 2007. In April 2008, the board of directors authorized the extension of this stock repurchase program for another six months ending November 30, 2008, which was extended for two additional six-month periods at subsequent meetings of the board of directors as each previous six-month period expired, and increased the number of shares authorized to be repurchased to 107,000. During the six-month period ended June 30, 2008, 79,200 shares of stock were repurchased under this program at a cost of $816,000, at a weighted average price of $10.27 per share (shares and per share prices reflect all stock splits and dividends).

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock. Although we announce when shares repurchases are authorized, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them. Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Exchange including a limitation on the daily volume of repurchases.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six-month periods ended June 30, 2008 and 2007, and for the year ended December 31, 2007.

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007

Return on average assets	0.23%	0.76%	0.67%
Return on average equity	2.38%	10.89%	11.92%
Equity to assets ratio	9.76%	7.00%	5.60%

The ratios shown above reflect the decrease in net income and the increase in our assets, as well as the capital raised in the July 2007 preferred stock offering, for the six-month periods ended June 30, 2008 and 2007, and the year ended December 31, 2007. Our asset and equity growth for the six-month period ended June 30, 2008, reflects the acquisition of Carolina National as of January 31, 2008.

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

As of June 30, 2008 and December 31, 2007, we had issued commitments to extend credit of $104.9 million and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $154,000 and $461,000, as of June 30, 2008 and December 31, 2007, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor.

As of June 30, 2008, $28.9 million of these commitments were for wholesale mortgages with locked interest rates that had not yet funded. Through our wholesale mortgage division, we offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Atl-A” (low documentation) and/or “second lien”. Our management has evaluated the loans that have been originated to date through the wholesale mortgage division and believes that virtually all of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is extremely low. The division also offers FHA/VA and construction/permanent products with a proven history of salability to its customers. The division's customers are located primarily in South Carolina and include a group of investors with whom we have established relationships. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. We anticipate the wholesale mortgage division will continue to serve our existing base of other community banks and mortgage brokers.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity
Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits and maintaining an acceptable level of risk.  These requirements arise primarily from the withdrawal of deposits, funding loan disbursements and the payment of operating expenses. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made.  However, net deposit inflows and outflows are far less predictable as they are greatly influenced by general interest rates, economic conditions and competition and are not subject to nearly the same degree of control. Management has policies and procedures in place governing the length of time to maturity on its earnings assets such as loans and investments which state that these assets are not typically utilized for day-to-day liquidity needs. Therefore, our liabilities generally provide our day-to-day liquidity.

We measure and monitor liquidity frequently, allowing us to better understand, predict and respond to balance sheet trends. A comprehensive liquidity analysis provides a summary of anticipated changes in loans, core deposits and wholesale funds. We meet our daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term borrowing sources. We emphasize deposit retention throughout our retail branch network to enhance our liquidity position. We also have in place a detailed liquidity contingency plan designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity.

As of June 30, 2008, and December 31, 2007, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $4.3 million and $8.4 million, representing 0.50% and 1.44% of total assets, respectively.  Investment securities provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. The decrease in our liquidity over the past several years to fund the growth of our loan production offices has challenged us to maximize the various funding options available to us. Our federal funds purchased lines of credit with correspondent banks represent a readily available source of short-term funds. Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

We plan to meet our future cash needs through the liquidation of temporary investments, the maturities of investment securities, and the generation of deposits from retail and wholesale sources.  We plan to rely on the wholesale funding market for deposits less as we expand our branch network and capitalize on existing and new retail deposit markets. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $62.0 million as of June 30, 2008.  The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral, if so desired. FHLB advances also provide a liquidity option. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral. We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.

We believe that our existing stable base of core deposits along with continued growth in this deposit base, coupled with our available short-term and long-term borrowing options, will enable us to meet our long-term liquidity needs. In addition, we continue to evaluate other sources of regulatory capital, such as trust preferred securities, subordinated debt or common stock, to fund our liquidity needs.

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

The following table sets forth information regarding our interest rate sensitivity as of June 30, 2008, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Interest-bearing deposits	$69	$-	$-	$-	$69
Investment securities	5,616	7,111	30,543	31,646	74,916
Loans	471,582	59,341	156,688	21,695	709,306
Total interest-earning assets	$477,267	$66,452	$187,231	$53,341	$784,291

Interest-bearing liabilities
NOW accounts, money market and savings	$155,919	$3,825	$20,401	$15,302	$195,447
Time deposits	148,903	262,897	54,313	-	466,113
FHLB advances	5,000	62,611	11,348	-	78,959
Junior subordinated debentures	13,403	-	-	-	13,403
Fed funds purchased & other	7,964	-	-	-	7,964
Total interest-bearing liabilities	$331,189	$329,333	$86,062	$15,302	$761,886

Period gap	$146,078	$(262,881)	$101,169	$38,039
Cumulative gap	$146,078	$(116,803)	$(15,634)	$22,405
Ratio of cumulative gap to total interest-earning assets	18.63%	(14.89%)	(1.99%)	2.86%

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

As of June 30, 2008, we were liability sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact, if any, that the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.

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

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for us on January 1, 2009.  We are currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on our financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. We do not believe the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the our financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the second fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares
			Purchased as Part of	Maximum Number of
	Total Number of Shares	Average Price	Publicly Announced	Shares that May Yet
Period	Purchased	Paid per Share	Program	Be Purchased
April 1, 2008 to April 30, 2008	20,000	$9.36	57,181	49,819
May 1, 2008 to May 31, 2008	27,800	9.91	84,981	22,019
June 1, 2008 to June 30, 2008	8,000	8.43	92,981	14,019
Total	55,800	$9.50	92,981	14,019

* In November, 2006, the Company's board of directors authorized the repurchase of up to 50,000 shares of its common stock which originally was to expire on May 31, 2007. This stock repurchase plan was subsequently extended and on April 21, 2008 was increased to 107,000 shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting. The Class III directors were re-elected at the annual meeting, held on May 19, 2008, to a three-year term and the election results were recorded in the company’s minute book from the annual meeting of shareholders. In addition, four new board members were elected to serve as follows: Robert E. Staton, Sr. as a Class III director for a three-year term; I.S. Leevy Johnson as a Class I director for a one-year term; Joel A. Smith, III and William H. Stern as Class II directors for two-year terms. There were 4,375,954 votes cast during the election. The votes represented 68.3% of total shares outstanding. Of the votes submitted, 4,333,402, or 99.0%, were cast for the election of all of the nominated directors, with the remaining votes either withheld or voted against one of more of the nominees.

The current Class I directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., I.S. Leevy Johnson, William A. Hudson, Norman F. Pulliam and Robert E. Staton, Sr.. The current Class II directors are Dr. Gaines W. Hammond, Jr., Benjamin R. Hines, Joel A. Smith, III, William H. Stern, Peter E. Weisman and Donald B. Wildman. The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr. The terms of the Class I directors will expire in 2009 and the terms of the Class II directors will expire at the 2010 Annual Shareholders’ Meeting.

The First National Bancshares, Inc. Restricted Stock Plan was approved with 3,221,884 votes cast in favor, 59,620 against, 135,077 abstained, and 959,373 broker non-votes.

There were no other matters voted on by the company’s shareholders at our annual meeting held on May 19, 2008.

Item 6.  Exhibits.

10.1
First National Bancshares, Inc. 2008 Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 18, 2008.)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: August 14, 2008	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1
First National Bancshares, Inc. 2008 Restricted Stock Plan (incorporated by reference to Appendix B to the Company’s Schedule 14A Definitive Proxy Statement, filed with the Securities and Exchange Commission on April 18, 2008.)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.