Form 10-Q
period 2008-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2008-11-03
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On October 29, 2008, 6,403,679 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets – September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations – For the quarter and nine months ended September 30, 2008 and 2007	4

	Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss) For the nine months ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows - For the nine months ended September 30, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-47

Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6.	Exhibits	48-50

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$15,350	$8,426
Securities available for sale	72,537	70,530
Loans, net of allowance for loan losses of $13,237 and $4,951, respectively	689,563	469,734
Mortgage loans held for sale	11,445	19,408
Premises and equipment, net	7,332	2,974
Goodwill and other intangibles, net	29,946	-
Other	28,316	15,441
Total assets	$854,489	$586,513
Liabilities and Shareholders' Equity
Liabilities
Deposits
Noninterest-bearing	$41,992	$44,466
Interest-bearing	599,208	427,362
Total deposits	641,200	471,828
FHLB advances	72,753	41,690
Federal funds purchased and other short-term borrowings	30,305	9,360
Junior subordinated debentures	13,403	13,403
Long-term debt	9,500	-
Accrued expenses and other liabilities	4,690	2,676
Total liabilities	$771,851	$538,957

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized, 720,000 shares issued and outstanding	$7	$7
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 6,403,679 and 3,738,729 shares issued and outstanding, respectively	64	37
Additional paid-in capital	83,415	43,809
Treasury stock, 106,981 and 13,781 shares, respectively, at cost	(1,131)	(224)
Unearned ESOP shares	(518)	(518)
Retained earnings	1,485	4,408
Accumulated other comprehensive income/(loss)	(684)	37
Total shareholders' equity	$82,638	$47,556
Total liabilities and shareholders' equity	$854,489	$586,513

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(dollars in thousands, except share data) (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans	$10,474	$9,582	$32,002	$26,699
Taxable securities	730	722	2,005	1,970
Nontaxable securities	196	165	554	455
Federal funds sold and other	72	149	253	280
Total interest income	11,472	10,618	34,814	29,404
Interest expense:
Deposits	5,348	5,167	16,625	13,854
FHLB advances	588	517	1,491	1,466
Federal funds purchased and other	183	39	431	467
Junior subordinated debentures	169	258	565	764
Total interest expense	6,288	5,981	19,112	16,551
Net interest income	5,184	4,637	15,702	12,853
Provision for loan losses	4,618	422	6,027	1,213
Net interest income after provision for loan losses	566	4,215	9,675	11,640
Noninterest income:
Mortgage banking income	445	590	1,779	1,287
Service charges and fees on deposit accounts	445	323	1,307	889
Gain on sale of securities available for sale	23	-	23	-
Other	291	269	659	711
Total noninterest income	1,204	1,182	3,768	2,887
Noninterest expense:
Salaries and employee benefits	2,911	2,053	8,522	5,733
Occupancy and equipment expense	863	503	2,454	1,396
Other real estate owned expense	418	7	481	7
Data processing and ATM expense	310	164	960	514
Public relations	307	159	565	527
Telephone and supplies	175	109	491	315
FDIC insurance	135	47	402	199
Professional fees	127	159	651	453
Loan related expenses	117	123	417	306
Other	626	227	1,329	702
Total noninterest expense	5,989	3,551	16,272	10,152
Net income/(loss) before income taxes	(4,219)	1,846	(2,829)	4,375
Provision for income taxes expense/(benefit)	(1,413)	567	(948)	1,452
Net income/(loss)	(2,806)	1,279	(1,881)	2,923
Cash dividends declared on preferred stock	326	300	979	300
Net income/(loss) available to common shareholders	$(3,132)	$979	$(2,860)	$2,623
Net income per share
Basic	$(0.50)	$0.26	$(0.47)	$0.71
Diluted	$(0.50)	$0.24	$(0.47)	$0.62
Weighted average shares outstanding
Basic	6,302,459	3,695,822	6,036,167	3,696,135
Diluted	6,302,459	5,289,673	6,036,167	4,704,425

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the nine months ended September 30, 2008 and 2007
(dollars in thousands except share amounts) (unaudited)

										Accumulated
							Additional	Unearned		Other	Total
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	ESOP	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Earnings	Income/(Loss)	Equity
Balance, December 31, 2006	3,700,439	$37	-	$-	-	$-	$26,906	$(558)	$1,071	$(466)	$26,990
Grant of employee stock options	-	-	-	-	-	-	75	-	-	-	75
Proceeds from exercise of employee options	4,372	-	-	-	-	-	49	-	-	-	49
Adjustment to 7% stock dividend, reflected in December 31, 2006 balance	(108)	-	-	-	-	-	97	-	(97)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	-	-	(7)	-	-	-	(7)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(8,881)	(160)	-	-	-	-	(160)
Proceeds from issuance of noncumulative perpetual preferred stock, net of $1,450 offering costs	-	-	720,000	7	-	-	16,543	-	-	-	16,550
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(300)	-	(300)
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	2,923	-	2,923
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $31	-	-	-	-	-	-	-	-	-	59	59
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	2,982
Balance, September 30, 2007	3,704,703	$37	720,000	7	(8,881)	(160)	$43,663	$(558)	$3,597	$(407)	$46,179
Balance, December 31, 2007	3,738,729	$37	720,000	$7	(13,781)	$(224)	$43,809	$(518)	$4,408	$37	$47,556
Shares issued pursuant to acquisition	2,663,674	27	-	-	-	-	39,513	-	-	-	39,540
Grant of employee stock options	-	-	-	-	-	-	84	-	-	-	84
Proceeds from exercise of employee stock options	1,276	-	-	-	-	-	9	-	-	-	9
Cumulative adjustment for change in accounting for post retirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(93,200)	(907)	-	-	-	-	(907)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(979)	-	(979)
Comprehensive income:											-
Net loss	-	-	-	-	-	-	-	-	(1,881)	-	(1,881)
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $371	-	-	-	-	-	-	-	-	-	(721)	(721)
Total comprehensive income/(loss)	-	-	-	-	-	-	-	-	-	-	(2,602)
Balance, September 30, 2008	6,403,679	$64	720,000	$7	(106,981)	(1,131)	$83,415	(518)	$1,485	$(684)	$82,638

Share amounts as of December 31, 2006, reflect the 7% stock dividend distributed on March 30, 2007.
See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(in thousands) (unaudited)

	For the nine months
	ended September 30,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$(1,881)	$2,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,027	1,213
Provision for deferred income tax benefit	(1,299)	(300)
Depreciation	542	401
Accretion of purchase accounting adjustments, net	(556)	-
Accretion of securities discounts and premiums, net	(52)	(56)
Gain on sale of securities available for sale	(23)	-
Gain on sale of guaranteed portion of SBA loans	(141)	(196)
Loss on sale of premises and equipment	-	9
Origination of residential mortgage loans held for sale	(251,245)	(163,934)
Proceeds from sale of residential mortgage loans held for sale	259,270	146,097
Compensation expense for employee stock options	84	75
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(3,573)	(2,857)
Accrued expenses and other liabilities	(1,064)	935
Net cash provided by/(used in) operating activities	6,089	(15,690)
Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	16,735	5,717
Proceeds from sale of securities available for sale	5,215	-
Purchases of securities available for sale	(24,974)	(17,427)
Proceeds from sale of guaranteed portion of SBA loans	4,322	3,641
Loan originations, net of principal collections	(26,747)	(82,429)
Net purchases of premises and equipment	(3,378)	(5,583)
Proceeds from the sale of premises and equipment	-	5,369
Purchase of FHLB and other stock	(3,520)	(422)
Acquisition, net of funds received	(6,730)	-
Net cash used in investing activities	(39,077)	(91,134)
Cash flows from financing activities:
Dividends paid on preferred stock	(979)	-
Increase in FHLB advances	104,858	21,000
Repayment of FHLB advances	(73,795)	(16,589)
Net increase in federal funds purchased and other short-term debt	18,927	6,682
Proceeds from the issuance of long-term debt	9,500	-
Proceeds from issuance of preferred stock, net of offering costs	-	16,550
Shares repurchased pursuant to share repurchase program	(907)	(160)
Proceeds from exercise of employee stock options/director stock warrants	9	49
Cash paid in lieu of fractional shares for stock dividend	-	(7)
Net increase/(decrease) in deposits	(17,701)	77,077
Net cash provided by financing activities	39,912	104,602
Net increase/(decrease) in cash and cash equivalents	6,924	(2,222)
Cash and cash equivalents, beginning of year	8,426	8,205
Cash and cash equivalents, end of year	$15,350	$5,983

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

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

Our assets consist primarily of our investment in the bank, and our primary activities are conducted through the bank. As of September 30, 2008, our consolidated total assets were $854.5 million, our consolidated total loans were $714.2 million (including loans held for sale), our consolidated total deposits were $641.2 million, and our total shareholders’ equity was approximately $82.6 million. We have been well-capitalized since inception, and our capital ratios remain above minimum well-capitalized standards. In January 2008, we acquired Carolina National Corporation (“Carolina National”) and its wholly-owned bank subsidiary, Carolina National Bank and Trust Company. As of January 31, 2008, Carolina National’s consolidated total assets were $220.9 million, its consolidated total loans were $203.3 million, its consolidated total deposits were $187.3 million, and its total shareholders’ equity was approximately $29.2 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. In addition, our net income also is supported by our noninterest income, derived principally from service charges and fees on deposit accounts and on the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.

Our operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market interest rates (primarily the rates paid on competing investments), account maturities, and the levels of personal income and savings in our market areas.

As part of our strategic plan for growth and expansion, we executed the acquisition (the “Merger”) of Carolina National, effective January 31, 2008. Through the Merger, Carolina National’s wholly owned bank subsidiary bank, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National Bancshares, Inc. and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary. On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive branch network.

First National Bank of the South

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. The bank is primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and providing commercial, consumer, and mortgage loans to the general public. We operate under a traditional community banking model and offer a variety of services and products to consumers and small businesses. We commenced banking operations in March 2000 in Spartanburg, South Carolina, where we operate our corporate headquarters and three full-service branches. In April 2007, we opened our new operations center adjacent to our corporate headquarters, which resulted in a total of 29,500 square feet of office space, including our existing corporate headquarters facility which continues to house a full-service branch.

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina. While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features. Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential. We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration’s (“SBA”) various loan programs. Through a recent alliance with WorkLife Financial, we are able to offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers. In addition, we earn income through the origination and sale of residential mortgages. Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

Since 2003, we have expanded into four additional markets in the Carolinas, with twelve full-service branches operating under the name First National Bank of the South. On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South. In connection with the acquisition, we consolidated our Columbia loan production office into one of the four Columbia full-service branches acquired. Additionally, in July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina. We are expanding our banking operations into York and Lancaster Counties, beginning with a loan production office in Rock Hill that opened in February 2007. In December 2007, the Office of the Comptroller of the Currency (“OCC”) approved the opening of a full-service branch in the Fort Mill/Tega Cay community. This new facility is currently under construction and is projected to open in early 2009.

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of our bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of September 30, 2008, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2008 and 2007, have been included.

Operating results for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008. The consolidated financial statements and notes thereto are presented in accordance with the instructions from Form 10-K.

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

Cash and Cash Equivalents

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”, we consider all highly-liquid investments with maturities of three months or less to be cash equivalents.

Supplemental Noncash Investing and Financing Data

The following table summarizes supplemental cash flow data for the nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	2008	2007
Interest paid	$18,316	$16,349
Cash paid for income taxes	1,039	958
Change in fair value of securities available for sale, net of income tax	721	(59)
Loans transferred to other real estate owned, net of write downs of $717 and $227, respectively	5,134	911

Note 2 – Net Income/(Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for net income/(loss) for the three-month and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands).

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted(1)	Basic	Diluted
Net income/(loss), as reported	$(2,806)	$(2,806)	$1,280	$1,280
Preferred stock dividend declared	326	326	301	-

Net income/(loss) available to common shareholders	$(3,132)	$(3,132)	$979	$1,280

Weighted average shares outstanding	6,302,459	6,302,459	3,695,822	3,695,822

Effect of dilutive securities:
Stock options & warrants	-	-	-	665,709
Noncumulative convertible perpetual preferred stock	-	-	-	928,142
Weighted average shares outstanding	6,302,459	6,302,459	3,695,822	5,289,673

Net income/(loss) per common share	$(0.50)	$(0.50)	$0.26	$0.24

(1) For the three months ended September 30, 2008, we recognized a loss available to common shareholders rather than net income. In this scenario, diluted earnings per share equals basic earnings per share because additional shares would be anti-dilutive.

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted(2)	Basic	Diluted
Net income/(loss), as reported	$(1,881)	$(1,881)	$2,923	$2,923
Preferred stock dividend declared	979	979	301	-

Net income/(loss) available to common shareholders	$(2,860)	$(2,860)	$2,622	$2,923

Weighted average shares outstanding	6,036,167	6,036,167	3,696,135	3,696,135

Effect of dilutive securities:
Stock options & warrants	-	-	-	695,510
Noncumulative convertible perpetual preferred stock	-	-	-	312,780
Weighted average shares outstanding	6,036,167	6,036,167	3,696,135	4,704,425

Net income/(loss) per common share	$(0.47)	$(0.47)	$0.71	0.62

(2)  For the nine months ended September 30, 2008, we recognized a loss available to common shareholders rather than net income. In this scenario, diluted earnings per share equals basic earnings per share because additional shares would be anti-dilutive.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share. Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the potential conversion of our convertible perpetual preferred stock. In order to arrive at net income/loss available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period. This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings. However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings per share for that period equals basic earnings per share. The average diluted shares have been computed utilizing the “treasury stock” method and reflect the 7% stock dividend distributed on March 30, 2007. The weighted average shares outstanding excludes 64,997 and 7,562 common shares of treasury stock repurchased by us through our share repurchase program for the periods ended September 30, 2008 and 2007, respectively.

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

The weighted average fair value per share of options granted during the nine-month periods ended September 30, 2008, and 2007, amounted to $4.31 and $6.55, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants: expected volatility of 52.6% and 20.71% for the nine months ended September 30, 2008 and 2007, respectively; interest rates ranging from 2.25% to 3.81% for the nine months ended September 30, 2008, and 5.25% for the nine months ended September 30, 2007, respectively, and expected lives of the options of seven years in all periods presented. There were no cash dividends to shareholders of common stock in any periods presented. The weighted average fair value amounts reflect the 7% stock dividend distributed on March 30, 2007.

Note 4 – Merger with Carolina National

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

Columbia’s central location in the state and convenient access to I-20, I-26, and I-77 make this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. According to SNL Financial (“SNL”), Columbia had an estimated population of 356,842 residents as of July 1, 2007, and is projected to grow 7.6% from 2007 to 2012. The South Carolina Department of Commerce reports that Richland County attracted over $442.0 million in announced capital investment since 2000. Additionally, as reported by the Central Midlands Council of Governments, new single family housing units approved for construction in Richland County and surrounding areas increased from 2,172 in 1990 to 4,941 in 2004, an increase of over 127%. As of September 30, 2007, FDIC-insured institutions in Richland County and the Columbia metropolitan area had approximately $8.71 billion and $12.4 billion in deposits, respectively.

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

Because the merger transaction closed on January 31, 2008, purchase adjustments are fully reflected in the results of operations for the three months ended September 30, 2008. The following pro forma financial information presents the combined results of operations for the nine months ended September 30, 2008, as if the merger had occurred on January 1, 2008 (in thousands):

	First National
	Combined	Purchase		Pro Forma
	9/30/2008	Adjustments		Combined
Interest income:
Loans	$32,002	$-		$32,002
Securities	2,559	-		2,559
Other	253	(368	)(1)	(115)
Total interest income	34,814	(368)		34,446
Interest expense:
Deposits	16,625	-		16,625
Short-term debt	431	-		431
Long-term debt	2,056	-		2,056
Total interest expense	19,112	-		19,112
Net interest income	15,702	(368)		15,334
Loan loss provision	6,027	-		6,027
Noninterest income:
Mortgage banking income	1,779	-		1,779
Other	1,989	-		1,989
Total noninterest income	3,768	-		3,768
Noninterest expense:
Salaries and employee benefits	8,522	-		8,522
Occupancy and equipment expense	2,454	-		2,454
Data processing and ATM expense	960	-		960
Professional fees	651	-		651
Other	3,685	-		3,685
Total noninterest expense	16,272	-		16,272
Intangibles amortization	0	(687	)(2)	(687)
Loss before income tax expense/(benefit)	(2,829)	319		(2,510)
Provision for income tax expense/(benefit)	(948)	118	(3)	(830)
Net loss	(1,881)	201		(1,680)
Preferred stock dividends	979	-		979
Net loss available to common	$(2,860)	$201		$(2,659)
Weighted average common shares outstanding				6,340,624
Net loss per common share				$(0.42)

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 2.35% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

The following pro forma financial information presents the combined results of operations for the three months ended September 30, 2007, as if the merger had occurred on January 1, 2007 (in thousands):

	First National	Carolina National
	Stand-alone	Stand-alone	Purchase		Pro Forma
	September 30, 2007	September 30, 2007	Adjustments		Combined
Interest income:
Loans	$9,582	$3,963	$-		$13,545
Securities	887	18	-		905
Other	149	245	(288	)(1)	106
Total interest income	10,618	4,226	(288)		14,556
Interest expense:
Deposits	5,167	2,108	-		7,275
Short-term debt	39	-	-		39
Long-term debt	775	-	-		775
Total interest expense	5,981	2,108	-		8,089
Net interest income	4,637	2,118	(288)		6,467
Loan loss provision	422	118	-		540
Noninterest income:
Mortgage banking income	590	-	-		590
Other	592	101	-		693
Total noninterest income	1,182	101	-		1,283
Noninterest expense:
Salaries and employee benefits	2,053	731	-		2,784
Occupancy and equipment expense	503	227	-		730
Professional fees	159	-	-		159
Data processing and ATM expense	164	-	-		164
Other	672	746	-		1,418
Total noninterest expense	3,551	1,704	-		5,255
Intangibles amortization	-	-	33	(2)	33
Income before income taxes	1,846	397	(321)		1,922
Provision for income taxes	567	142	(119	)(3)	590
Net income	1,279	255	(202)		1,332
Preferred stock dividends	-	-	-		-
Net income available to common	$1,279	$255	$(202)		$1,332
Weighted average common shares outstanding					6,359,496
Net income per common share					$0.21

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

The following pro forma financial information presents the combined results of operations for the nine months ended September 30, 2007, as if the merger had occurred on January 1, 2007 (in thousands):

	First National	Carolina National
	Stand-alone	Stand-alone	Purchase		Pro Forma
	September 30, 2007	September 30, 2007	Adjustments		Combined
Interest income:
Loans	$26,699	$11,675	$-		$38,374
Securities	2,425	43	-		2,468
Other	280	588	(863	)(1)	5
Total interest income	29,404	12,306	(863)		40,847
Interest expense:
Deposits	13,854	5,886	-		19,740
Short-term debt	467	-	-		467
Long-term debt	2,230	11	-		2,241
Total interest expense	16,551	5,897	-		22,448
Net interest income	12,853	6,409	(863)		18,399
Loan loss provision	1,213	209	-		1,422
Noninterest income:
Mortgage banking income	1,287	-	-		1,287
Other	1,600	284	-		1,884
Total noninterest income	2,887	284	-		3,171
Noninterest expense:
Salaries and employee benefits	5,733	2,116	-		7,849
Occupancy and equipment expense	1,396	657	-		2,053
Professional fees	453	-	-		453
Data processing and ATM expense	514	-	-		514
Other	2,056	1,766	-		3,822
Total noninterest expense	10,152	4,539	-		14,691
Intangibles amortization	-	-	(687	)(2)	(687)
Income before income taxes	4,375	1,945	(176)		6,144
Provision for income taxes	1,452	703	(65	)(3)	2,090
Net income	2,923	1,242	(111)		4,054
Preferred stock dividends	-	-	-		-
Net income available to common	$2,923	$1,242	$(111)		$4,054
Weighted average common shares outstanding					6,359,809
Net income per common share					$0.64

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

Note 5 – Loans

A summary of loans by classification is as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
		% of		% of
	Amount	Total (1)	Amount	Total (1)
Commercial and industrial	$51,906	7.27%	$34,435	6.97%
Commercial secured by real estate	462,754	64.79%	322,807	65.33%
Real estate - residential mortgages	180,271	25.24%	111,490	22.56%
Installment and other consumer loans	8,692	1.22%	6,496	1.32%
Total loans	703,623		475,228
Mortgage loans held for sale	11,445	1.60%	19,408	3.93%
Unearned income	(823)	(0.12)%	(543)	(0.11)%
Total loans, net of unearned income	714,245	100.00%	494,093	100.00%
Less allowance for loan losses(2)	(13,237)	1.88%	(4,951)	1.04%
Total loans, net	$701,008		$489,142

(1)	As a % of total loans includes mortgage loans held for sale.
(2)	Loan loss allowance % of total loans excludes mortgage loans held for sale.

Approximately $447,696,000 of the loans were variable interest rate loans as of September 30, 2008. The remaining portfolio was comprised of fixed interest rate loans.

As of September 30, 2008 and December 31, 2007, nonperforming assets (nonperforming loans plus other real estate owned) were $38.0 million and $12 million, respectively. The $38.0 million in nonperforming assets as of September 30, 2008, included $2.2 million in nonperforming assets related to the acquisition of Carolina National. The $2.2 million in nonperforming assets acquired from Carolina National were originally recorded at their net realizable value as of the merger date of January 31, 2008. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the nine-month periods ended September 30, 2008 and 2007, was approximately $549,000 and $83,000, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at September 30, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $26.7 million and $5.7 million with related valuation allowances of approximately $4,485,000 and $543,000 at September 30, 2008 and 2007, respectively.

Significant nonperforming loans consist primarily of loans made to fourteen residential real estate developers with total exposure of $16.3 million as of September 30, 2008, or 53.4% of the balance of total nonperforming loans of $30.5 million as of this date. The recent downturn in the residential housing market is the primary factor leading to the abrupt deterioration in these loans. Therefore, additional reserves have been provided in the allowance for loan losses during the quarter ended September 30, 2008, to account for what we believe is the increased probable credit risk associated with these loans. These additional reserves are based on our evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans.

As of September 30, 2008, total residential construction and development loans totaled $60.1 million or 8.6% of the loan portfolio. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner. We believe that the combination of specific reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the residential construction loan portfolio as of September 30, 2008.

Also included in nonperforming assets as of September 30, 2008, is $7.5 million in other real estate owned, or 19.6% of total nonperforming assets as of this date. Other real estate owned consists of property acquired through foreclosure. During the quarter ended September 30, 2008, other real estate owned decreased by $0.6 million net, due to the disposition of one piece of foreclosed property. The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give First National the ability to control the properties. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. The cost of owning the properties was approximately $481,000 for the nine-month period ended September 30, 2008. The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

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

Qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $89,981,000 were pledged as collateral for FHLB advances outstanding of $72,753,000 at September 30, 2008. At December 31, 2007, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000.

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2008 and 2007, were as follows (dollars in thousands):

	September 30,	September 30,
	2008	2007
Balance, beginning of year	$4,951	$3,795
Carolina National reserve acquired	2,976	-
Provision charged to operations	6,027	1,213
Loans charged off	(745)	(236)
Recoveries on loans previously charged off	28	9
Balance, end of period	$13,237	$4,781

Under current Federal Reserve regulations, the bank is limited to the amount it may loan to the holding company. Loans made by the bank to any affiliate individually may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses. There were no loans outstanding between the bank and the holding company on September 30, 2008 or December 31, 2007.

Note 6 – Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $276.1 million and $175.5 million at September 30, 2008 and December 31, 2007, respectively. The increase in time deposits greater than or equal to $100,000 since December 31, 2007, was primarily due to the addition of $76.7 million in time deposits greater than or equal to $100,000 from the acquisition of Carolina National during the first quarter of 2008. The Carolina National acquisition contributed $135.7 million in time deposits from December 31, 2007, to September 30, 2008.

The scheduled maturities of time deposits as of September 30, 2008, and December 31, 2007, are as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
One year or less	$372,604	$235,126
From one year to three years	34,218	55,274
After three years	8,077	2,691
Total	$414,899	$293,091

Note 7 – Fair Value Disclosures

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands).

		September 30, 2008
	Total	Level 1	Level 2	Level 3
Securities available for sale	$72,537	$-	$72,537	$-
Mortgage loans held for sale	11,445	-	11,445	-
Equity investments	7,324	-	-	7,324
Total	$91,306	$-	$83,982	$7,324

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes). We have no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

We are predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  When practical, such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $26.7 million.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company. During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

In August 2002, we began to offer trust and investment management services through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913. We also originate small business loans under the Small Business Administration's ("SBA") various loan programs to customers located throughout the Carolinas and Georgia. Through a recent alliance with WorkLife Financial, we are able to offer business expertise in a variety or areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers. In addition, we originate and sell residential mortgages in the secondary market.

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

In addition to earning interest on our loans and investments, we earn income through other sources, such as mortgage banking income earned from the origination and sale of residential mortgages, surcharges and fees we charge our customers, and income from the sale and/or servicing of financial assets, such as loans and investments. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

In reponse to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier I capital. Based on our risk-weighted assets as of June 30, 2008, we may be eligible to issue up to $22.5 million in new senior preferred stock under the program. We are evaluating whether to participate in the Capital Purchase Program. Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

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

Results of Operations

Income Statement Review

Summary

Three months ended September 30, 2008 and 2007

Our net loss was $2,800,000 for the quarter ended September 30, 2008, as compared with net income of $1,279,000 on for the quarter ended September 30, 2007. The preferred stock dividend for the three-month period ended September 30, 2008, was $326,000, resulting in a loss available to common shareholders of $3,132,000, or $0.50 net loss per diluted share for the quarter ended September 30, 2008, compared with $1,280,000, or $0.24 net income per diluted shares, for the quarter ended September 30, 2007. Because we had a net loss available to common shareholders for the quarter ended September 30, 2008, diluted earnings per share equals basic earnings per share for that quarter. Diluted common shares outstanding for the quarter ended September 30, 2008, increased by 19.1% over the same period in 2007, due to the effect of the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008. The dilutive effects of the $18 million in noncumulative convertible perpetual preferred stock issued in July 2007 are not factored into the diluted common shares outstanding for the quarter ended September 30, 2008 because we recognized a net loss for the period.

The net loss reported for the three months ended September 30, 2008 includes approximately $4.6 million in provision for loan losses. The provision for loan losses of $4.6 million for the third quarter of 2008 exceeded net loan charge offs during the quarter by approximately $4.5 million, in anticipation of potential future loan losses. Additional reserves have been provided in the allowance for loan losses during the three-month period ended September 30, 2008, to account for what we believe is the increased probable credit risk associated with the credits identified as nonperforming loans. These additional reserves are based on our evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans and the financial strength of the guarantor on the loan. In addition, the cost of owning various properties acquired through foreclosure was approximately $418,000 for the three-month period ended September 30, 2008, including impairment charges of $372,000.

Net interest income for the quarter ended September 30, 2008, increased by 11.8%, or $547,000, to $5.2 million, as compared to $4.6 million recorded during the same period in 2007, primarily due to the growth in average earning assets since September 30, 2007, of $250.4 million, or 46.1%. The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition. Because we have accounted for the acquisition of Carolina National using the purchase method of accounting, financial information for the three- and nine-month periods ended September 30, 2007 do not include amounts for Carolina National.

The net interest margin for the quarter ended September 30, 2008, was 2.59%, as compared to the 3.39% net interest margin recorded for the quarter ended September 30, 2007, or a reduction of 80 basis points. The Federal Reserve has decreased the federal funds rate by 375 basis points since September 18, 2007. Since the majority of our earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest-bearing liabilities with fixed rates and set maturity dates such as time deposits mature and reprice, interest expense decreases on these liabilities. As a result, we expect interest expense to continue to decrease on these liabilities, allowing the net interest margin to improve, assuming there are no further reductions in the federal funds rate. As of September 30, 2008, $275.1 million in time deposits, or 66.3% of these deposits, with a weighted average yield of 3.7%, are scheduled to mature and reprice during the six-month period ending March 31, 2009.

The net interest margin was also negatively impacted by unrecognized interest income of $238,000 for the three-month period ended September 30, 2008, on average nonperforming loans of $20.6 million. The effect of the interest lost on non-earning assets reduced the net interest margin by 12 basis points for the three-month period ended September 30, 2008.

The bank’s retail branch expansion has remained deliberately paced, as we focus on core deposit growth through both a full-scale marketing campaign and officer calling efforts. These endeavors are further supported by a sales training program to emphasize outstanding customer service and detailed product knowledge. Construction is underway on the market headquarters for the northern region, which includes the fast-growing South Charlotte market and York and Lancaster counties in South Carolina. Our thirteenth full-service branch will also be located in this facility which is expected to open in the second quarter of 2009. We will continue to focus on core deposit growth via the expanding branch network which should improve the net interest margin by reducing the cost of funds.

Our return on average assets decreased by 222 basis points from 0.91% for the quarter ended September 30, 2007, to (1.31%) for the same period in 2008 due to the net loss recognized and an increased average asset base. The diminished return on assets reflects the impact of the decreased net interest margin and an increased provision for loan losses. Loan growth remained level during the third quarter of 2008. The loan portfolio’s positive contribution to net interest income outweighed interest expense associated with the growth in deposits, whose volume contributed approximately $2.4 million in costs, while loan growth generated more than double that expense at $5.3 million in income. In contrast, lower loan rates reduced the positive contribution from loan volume by $4.4 million, or over 80% of the positive contributions from greater loan volume. This ratio was exceeded on the deposit side, where volume contributed $2.4 million in increased costs, while rates almost offset those costs at approximately $2.2 million.

Our return on average equity decreased dramatically by 2,384 basis points, from 10.85% for the quarter ended September 30, 2007, to (12.99%) for the quarter ended September 30, 2008. This decrease is driven by the net loss for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, and the large increase in our average equity due to the acquisition of Carolina National during the first quarter of 2008.

Our efficiency ratio increased by 53.7% from 61.01% for the quarter ended September 30, 2007, to 93.75% for the quarter ended September 30, 2008. Noninterest expense for the quarter ended September 30, 2008, increased by 68.7% over the same period last year, which exceeds the increase in total assets of 48.8% since September 30, 2007. Net interest income for the quarter ended September 30, 2008, increased by 11.8% and noninterest income for that period increased by 1.9% as compared to the same period in 2007. However, noninterest expense for the quarter ended September 30, 2008, increased by a relatively larger amount, or 68.7%, over the same period in 2007. Since noninterest expense increased at a relatively faster rate than the increases in net interest income and noninterest income as compared to the second quarter of 2007, the efficiency ratio for the third quarter of 2008 has increased compared to the third quarter of 2007. As the net interest margin increases, we believe that we can return the efficiency ratio to historical levels if our efforts to control noninterest expenses are effective.

Nine months ended September 30, 2008 and 2007

Our net loss was $1,881,000, or ($0.47) per diluted share, for the nine-month periods ended September 30, 2008, as compared with $2,923,000, or $0.62 per diluted share, for the nine-month period ended September 30, 2007. Diluted common shares outstanding for the nine-month period ended September 30, 2008, increased by 28.3% over the same period in 2007, due to the effect of a prorated amount to reflect the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008. The dilutive effects of the $18 million in noncumulative convertible perpetual preferred stock issued in July 2007 are not included in diluted weighted average shares outstanding for the nine months ended September 30, 2008 because we recognized a net loss for the nine months ended September 30, 2008. Net interest income for the nine-month period ended September 30, 2008, increased by 22.2% or $2.8 million, as compared to $12.9 million recorded during the same period in 2007, primarily due to the growth in average earning assets since December 31, 2007, of $264.2 million, or 52.6%. The increase in average earning assets during this period includes $191.3 million from the Carolina National acquisition.

The net loss reported for the nine months ended September 30, 2008 includes approximately $6.0 million in provision for loan losses. Additional reserves have been provided in the allowance for loan losses during the three-month period ended September 30, 2008, to account for what we believe is the increased probable credit risk associated with the credits identified as nonperforming loans. These additional reserves are based on our evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans and the financial strength of the guarantor on the loan. In addition, the cost of owning various properties acquired through foreclosure was approximately $481,000 for the nine-month period ended September 30, 2008, including impairment charges of $372,000.

The net interest margin for the nine months ended September 30, 2008, was 2.73% as compared to the 3.42% net interest margin recorded for the nine months ended September 30, 2007, or a reduction of 69 basis points. This decline was due to the decreases to the federal funds rate since September 18, 2007, as discussed previously, as well as competitive pressure on commercial loan pricing and deposit pricing.

The net interest margin was also negatively impacted by unrecognized interest income of $549,000 for the nine-month period ended September 30, 2008, on average nonperforming loans of $16.4 million. The effect of the interest lost on non-earning assets reduced the net interest margin by 10 basis points for the nine-month period ended September 30, 2008.

Our return on average assets decreased by 106 basis points from 0.75% for the nine-month period ended September 30, 2007, to (0.31%) for the same period in 2008 due to the current year’s net loss, versus prior year’s net income, compared to an increased average asset base. The diminished return on assets reflects the impact of the decreased net interest margin and an increased provision for loan losses. Loans continued to contribute to net interest income as our most lucrative earning asset, but their positive contribution was proportionally matched by the growth in deposits, whose volume contributed approximately $7.9 million in costs, while loan growth generated more than double that expense at $16.2 million in income. In contrast, lower loan rates reduced the positive contribution from loan volume by $11.1 million, or approximately two thirds of the positive contribution from greater loan volume. This ratio outweighed that of the deposit side, where volume contributed $7.9 million in increased costs, while rates reduced those costs by approximately $5.2 million.

Our return on average equity decreased dramatically by 1,456 basis points, from 11.44% for the nine-month period ended September 30, 2007, to (3.12%) for the nine-month period ended September 30, 2008. This decrease is driven by the decline in our net income and the large increase in our average equity due to the acquisition of Carolina National during the first quarter of 2008, in addition to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007.

Our efficiency ratio increased by 29.6% from 64.50% for the nine months ended September 30, 2007, to 83.57% for the nine months ended September 30, 2008. Noninterest expense for the nine months ended September 30, 2008, increased by 60.3% over the same period last year, which exceeds the increase in total assets of 48.8% since September 30, 2007. Net interest income for the nine months ended September 30, 2008, increased by 22.2% and noninterest income for that period increased by 30.5% as compared to the same period in 2007. However, noninterest expense for the nine months ended September 30, 2008, increased by a relatively larger amount, or 60.3%, over the same period in 2007. Since noninterest expense increased at a relatively faster rate than the increases in net interest income and noninterest income as compared to the nine months ended September 30, 2007, the efficiency ratio for the nine months ended September 30, 2008, has increased compared to the nine months ended September 30, 2007. As the net interest margin increases, the efficiency ratio should improve provided that our efforts to control noninterest expenses are effective.

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

Three months ended September 30, 2008 and 2007

Our net interest income increased $547,000 million, or 11.8%, to $5.2 million for the quarter ended September 30, 2008, from $4.6 million for the same period in 2007. The increase in net interest income was due primarily to the growth in our average earning assets of $250.4 million, or 46.1%, which was partially offset by a decrease in our net interest margin for the quarters ended September 30, 2007 and 2008. The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition.

The net interest margin for the quarter ended September 30, 2008, was 2.59% as compared to the 3.39% net interest margin recorded for the quarter ended September 30, 2007, or a reduction of 80 basis points. The Federal Reserve has decreased the federal funds rate by 375 basis points since September 18, 2007. Since the majority of the earning assets earn interest at floating rates, these interest rate changes have resulted in decreased levels of interest income. As interest-bearing liabilities with fixed rates and set maturity dates such as time deposits mature and reprice, interest expense decreases on these liabilities. As a result, we expect interest expense to continue to decrease on these liabilities, allowing the net interest margin to improve, assuming there are no further reductions in the federal funds rate. As of September 30, 2008, $275.1 million in time deposits, or 66.3% of these deposits, with a weighted average yield of 3.7%, are scheduled to mature and reprice during the six-month period ending March 31, 2009.

The following table sets forth, for the quarters ended September 30, 2008 and 2007, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates
For the Three Months Ended September 30,
2008	2007
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Rate	(1)	Balance	Expense	Rate	(1)
Loans, excluding held for sale	$698,925	$10,315	5.86%	$446,218	$9,371	8.33%
Mortgage loans held for sale	9,953	159	6.34%	12,577	211	6.66%
Investment securities	76,734	926	4.79%	73,825	887	4.77%
Federal funds sold and other	7,613	72	3.75%	10,180	149	5.81%
Total interest-earning assets	$793,225	$11,472	5.74%	$542,800	$10,618	7.76%
Time deposits	$443,992	$4,430	3.96%	$288,211	$3,743	5.15%
Savings & money market	116,860	751	2.55%	78,685	936	4.72%
NOW accounts	42,372	167	1.56%	50,548	488	3.83%
FHLB advances	74,597	588	3.13%	43,204	517	4.75%
Junior suborindated debentures	13,403	169	5.00%	13,403	258	7.64%
Federal funds purchased and short-term borrowings	25,448	183	2.85%	2,727	39	5.67%
Total interest-bearing liabilities	$716,672	$6,288	3.48%	$476,778	$5,981	4.98%
Net interest spread	2.26%	2.78%
Net interest income/margin	$5,184	2.59	% (2)	$4,637	3.39	% (2)

(1)	Annualized for the three-month period
(2)	Net interest margin is not tax equivalent

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.26% for the quarter ended September 30, 2008, compared to 2.78% for the quarter ended September 30, 2007. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.59% for the quarter ended September 30, 2008, as compared to 3.39% for the quarter ended September 30, 2007.

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

Nine months ended September 30, 2008 and 2007

Our net interest income increased $2.8 million, or 22.2% to $15.7 million for the nine-month period ended September 30, 2008, from $12.9 million for the same period in 2007. The increase in net interest income was due primarily to the growth in our average earning assets of $264.2 million, or 52.6%, which was partially offset by a decrease in our net interest margin of 69 basis points from 3.42% to 2.73% for the nine-month periods ended September 30, 2007 and 2008, respectively. The increase in average earning assets during this period includes $191.3 million from the Carolina National acquisition.

The following table sets forth, for the nine months ended September 30, 2008 and 2007, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates
For the Nine Months Ended September 30,
2008	2007
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Rate	(1)	Balance	Expense	Rate	(1)
Loans, excluding held for sale	$674,243	$31,455	6.21%	$417,729	$26,276	8.41%
Mortgage loans held for sale	12,283	547	5.93%	9,011	423	6.28%
Investment securities	72,385	2,559	4.71%	68,734	2,425	4.72%
Federal funds sold and other	7,237	253	4.66%	6,431	280	5.82%
Total interest-earning assets	$766,148	$34,814	6.05%	$501,905	$29,404	7.83%
Time deposits	$433,782	$13,713	4.21%	$266,044	$10,160	5.11%
Savings & money market	114,913	2,268	2.63%	73,714	2,565	4.65%
NOW accounts	44,116	644	1.94%	43,997	1,129	3.43%
FHLB advances	57,614	1,491	3.45%	40,679	1,466	4.82%
Junior suborindated debentures	13,403	565	5.62%	13,403	764	7.62%
Federal funds purchased and short-term borrowings	19,152	431	3.00%	10,613	467	5.88%
Total interest-bearing liabilities	$682,980	$19,112	3.73%	$448,450	$16,551	4.93%
Net interest spread	2.32%	2.90%
Net interest income/margin	$15,702	2.73	% (2)	$12,853	3.42	% (2)

(1)	Annualized for the nine-month period
(2)	Net interest margin is not tax equivalent

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.32% for the nine months ended September 30, 2008, compared to 2.90% for the nine months ended September 30, 2007. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.73% for the nine months ended September 30, 2008, as compared to 3.42% for the nine months ended September 30, 2007.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume. The following tables set forth the effect which varying levels of interest-earning assets, interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Changes in Net Interest Income
	For the Quarters Ended			For the Quarters Ended
	September 30, 2008 vs. 2007			September 30, 2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$(37)	$(40)	$(77)	$96	$(5)	$91
Investment securities	34	5	39	221	42	263
Mortgage loans held for sale	(44)	(8)	(52)	211	-	211
Loans(1)	5,306	(4,362)	944	2,570	(139)	2,431
Total interest-earning assets	$5,259	$(4,405)	$854	$3,098	$(102)	$2,996
Interest-Bearing Liabilities
Deposits	$2,398	$(2,217)	$181	$1,304	$666	$1,970
FHLB advances	376	(305)	71	69	(20)	49
Federal funds purchased and other	325	(181)	144	(4)	(2)	(6)
Junior suborindated debentures	-	(89)	(89)	-	1	1
Total interest-bearing liabilities	$3,099	(2,792)	307	$1,369	$645	$2,014
Net interest income	$2,160	$(1,613)	$547	$1,729	$(747)	$982

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

	Changes in Net Interest Income
	For the Nine Months Ended				For the Nine Months Ended
			One-Day
	Volume	Rate	Difference(2)	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$35	$(63)	$1	$(27)	$(22)	$36	$14
Investment securities	129	(4)	9	134	629	156	785
Mortgage loans held for sale	154	(32)	2	124	423	-	423
Loans(1)	16,195	(11,112)	96	5,179	7,255	563	7,818
Total interest-earning assets	$16,513	$(11,211)	$108	$5,410	$8,285	$755	$9,040

Interest-Bearing Liabilities
Deposits	$7,871	$(5,150)	$50	$2,771	$3,140	$2,282	$5,422
FHLB advances	613	(593)	5	25	319	69	388
Federal funds purchased and other	377	(415)	2	(36)	343	35	378
Junior suborindated debentures	-	(202)	3	(199)	132	12	144
Total interest-bearing liabilities	$8,861	$(6,360)	$60	$2,561	$3,934	$2,398	$6,332
Net interest income	$7,652	$(4,851)	$48	$2,849	$4,351	$(1,643)	$2,708

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(2)	Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2007.

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

Our provision for loan losses was $4.6 million for the three months ended September 30, 2008, and $422,000 for the same period in 2007. Our provision for loan losses was $6.0 million for the nine months ended September 30, 2008, and $1.2 million for the same period in 2007. The percentage of allowance for loan losses was increased to 1.88% of gross loans outstanding as of September 30, 2008, from 1.04% as of September 30, 2007. Also included in the allowance for loan losses as of September 30, 2008, is $2.9 million added from the acquisition of Carolina National. The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio. Management believes that specific reserves have been allocated in its allowance for loan losses as of September 30, 2008 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral. No assurances can be given in the regard, however, especially considering the overall weakness in the commercial real estate market.

The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential portfolio, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in a net loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

As of September 30, 2008 and December 31, 2007, nonperforming assets (nonperforming loans plus other real estate owned) were $38.0 million and $12.0 million, respectively. The $38.0 million in nonperforming assets as of September 30, 2008, included $2.2 million in nonperforming assets related to the acquisition of Carolina National. The $2.2 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the nine-month periods ended September 30, 2008 and 2007, was approximately $549,000 and $83,000, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at September 30, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $26.7 million and $5.7 million with related valuation allowances of $4,485,000 and $543,000 at September 30, 2008 and 2007, respectively.

Noninterest Income

Three months ended September 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest income for the three months ended September 30, 2008 and 2007 (dollars in thousands).

	For the Three Months Ended September 30,
	2008	2007
Mortgage banking income	$445	$590
Service charges and fees on deposit accounts	445	323
Gain on sale of securities available for sale	23	-
Other	291	269
Total noninterest income	$1,204	$1,182

Noninterest income for the three months ended September 30, 2008, was $1.2 million, a net increase of 1.9% compared to noninterest income of $1.2 million during the same period in 2007. This increase is primarily due to service charges and fees on deposit accounts, which increased by $122,000, or 37.8% from 2007 to 2008, resulting from the growth in the number of deposit accounts.  The income generated by the origination and sale of residential mortgages for the three months ended September 30, 2008, decreased by $145,000, or 24.6%, as compared to $590,000 earned for the three months ended September 30, 2007.

Nine months ended September 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest income for the nine months ended September 30, 2008 and 2007 (dollars in thousands).

	For the Nine Months Ended September 30,
	2008	2007
Mortgage banking income	$1,779	$1,287
Service charges and fees on deposit accounts	1,307	889
Gain on sale of securities available for sale	23	-
Other	659	711
Total noninterest income	$3,768	$2,887

Noninterest income for the nine months ended September 30, 2008, was $3.8 million, a net increase of 30.5% compared to noninterest income of $2.9 million during the same period in 2007. This increase is primarily due to fee income of $1.8 million in income generated by the origination and sale of residential mortgages during the nine months ended September 30, 2008, versus $1.3 million for the same period in 2007. In addition, service charges and fees on deposit accounts increased significantly by $418,000, or 47.0% from 2007 to 2008, resulting from the growth in the number of deposit accounts.

Noninterest Expenses

Three months ended September 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest expenses for the three months ended September 30, 2008 and 2007 (dollars in thousands).

	For the Three Months Ended September 30,
	2008	2007
Salaries and employee benefits	$2,911	$2,053
Occupancy and equipment	863	503
Other real estate owned expense	418	7
Data processing and ATM expense	310	164
Public relations	307	159
Telephone and supplies	175	109
FDIC Insurance	135	47
Professional fees	127	159
Loan related expenses	117	123
Other	626	227
Total noninterest income	$5,989	$3,551

Noninterest expense was $6.0 million for three months ended September 30, 2008, as compared to $3.6 million for the same period in 2007, an increase of $2.4 million. The majority of the 68.7% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $2.9 million for the three months ended September 30, 2008, as compared to $2.1 million for the same period in 2007, an increase of 41.8%. This increase reflects the cost of personnel to support our expansion into new markets, including our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008. In addition, the three months ended September 30, 2008 include the impact of our twelfth full-service branch, our fifth in the Columbia market, in Lexington, South Carolina, which opened in July 2008.

Occupancy and equipment expenses were $863,000 and $503,000 for the quarters ended September 30, 2008 and 2007, respectively. The 71.6% increase, or $360,000, reflects expenses for a full quarter for the Greer full-service, which opened in August 2007. In addition, costs for the four new Columbia area full-service branches added to our branch network on January 31, 2008, as well as the fifth Columbia market branch added in July 2008, are reflected in the three-month period ended September 30, 2008.

Other real estate owned expense increased by $411,000, from $7,000 to $418,000 for the three months ended September 30, 2008. This expense includes costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Data processing and ATM expenses were $310,000 and $164,000 for the three months ended September 30, 2008 and 2007, respectively. The majority of the increase of 89.0% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. An outside computer service company provides our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. The growth in loan and deposit accounts is partially due to the acquisition of Carolina National, whose customer base has primarily been successfully retained, and also due to the increased customer base resulting from the full-service branches added throughout 2007.

Public relations expense increased by 93.1%, or $148,000, to $307,000 for the three months ended September 30, 2008, as compared to $159,000 for the same period in 2007, primarily due to increased marketing media expenditures as we launched our new brand philosophy and mascot, which have been researched and developed since the fourth quarter of 2007. The rebranding, which debuted publicly in the third quarter of 2008, will drive all our future marketing endeavors and position us to capitalize on our expansion into new markets.

The quarter ended September 30, 2008 also included an additional expense for FDIC insurance premiums, which were reinstituted during 2007 and reflect the growth in our deposits, of $101,000.

Professional fees decreased slightly, by $32,000, or 20.1% to $127,000 for the three months ended September 30, 2008, from $159,000 for the three months ended September 30, 2007. Loan related expenses also reflected a slight decrease of $6,000, or 4.9%, down from $123,000 to $117,000.

Included in the line item “other,” which increased $399,000, or 175.8% for the three months ended September 30, 2008, as compared to the same period in 2007, are charges for increased professional fees, including ongoing fees in connection with loan-related matters in the ordinary course of business, fees paid to our board of directors and our newly formed advisory boards in the Greenville and Columbia markets in 2008, postage, printing and stationery expense and various customer-related expenses. Also included in other noninterest expense for the three months ended September 30, 2008 was an insurance deductible of $100,000 related to misrepresentation by a deposit customer. Finally, the amortization of intangibles related to the acquisition of Carolina National on January 31, 2008 totaled $40,000 for the nine-month period ended September 30, 2008.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, further development of a professional marketing program and ongoing training and professional development for all personnel. Our efforts in these areas reflect our focus on growth through branching and customer retention through progressive products and excellent customer service.

Nine months ended September 30, 2008 and 2007

The following table sets forth information related to the various components of our noninterest expenses for the nine months ended September 30, 2008 and 2007 (dollars in thousands).

	For the Nine Months Ended September 30,
	2008	2007
Salaries and employee benefits	$8,522	$5,733
Occupancy and equipment	2,454	1,396
Other real estate owned expense	481	7
Data processing and ATM expense	960	514
Public relations	565	527
Telephone and supplies	491	315
FDIC Insurance	402	199
Professional fees	651	453
Loan related expenses	417	306
Other	1,329	702
Total noninterest income	$16,272	$10,152

Noninterest expense was $16.3 million for the nine months ended September 30, 2008, as compared to $10.2 million for the same period in 2007, an increase of $6.1 million. The majority of the 60.3% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts. The most significant item included in noninterest expense is salaries and employee benefits, which totaled $8.5 million for the nine months ended September 30, 2008, as compared to $5.7 million for the same period in 2007, an increase of 48.6%. This increase reflects the cost of personnel to support our expansion into new markets, including our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008. The nine month period ended September 30, 2008 also reflects a full nine months of expenses for the three full-service branches added throughout 2007. In addition, we added our twelfth full-service branch, our fifth in the Columbia market, in Lexington, South Carolina, in July of 2008.

Occupancy and equipment expenses were $2.5 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively. The 75.8% increase, or $1,058,000, reflects expenses for a full nine months for the Greer full-service branch, the Greenville and East Bay market headquarters, and the Spartanburg home office expansion, all completed during 2007. In addition, costs of the four new Columbia area full-service branches added to our branch network on January 31, 2008, are reflected in the nine months ended September 30, 2008, as well as the fifth Columbia market full-service branch, which opened in July 2008.

Other real estate owned expense increased by $474,000, from $7,000 to $481,000 for the nine months ended September 30, 2008. This expense includes costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Data processing and ATM expenses were $960,000 and $514,000 for the nine months ended September 30, 2008 and 2007, respectively. The majority of the increase of 86.8% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base. We have contracted with an outside computer service company to provide our core data processing services. A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions. The growth in loan and deposit accounts is partially due to the acquisition of Carolina National, whose customer base has primarily been successfully retained, and also due to the increased customer base resulting from the full-service branches added throughout 2007.

Public relations expense increased slightly by 7.2% or $38,000 to $565,000 for the nine months ended September 30, 2008, as compared to $527,000 for the same period in 2007, primarily due to decreased marketing media expenditures throughout the first two quarters of 2008 as we continued to focus on our rebranding process, which we began developing in the fourth quarter of 2007. The rebranding, which debuted publicly in the third quarter of 2008, will drive all our future marketing endeavors and position us to capitalize on our expansion into new markets.

The quarter ended September 30, 2008 also included an additional expense for FDIC insurance premiums, which were reinstituted during 2007 and reflect the growth in our deposits, of $101,000.

Telephone and supplies were $491,000 and $315,000 for the nine months ended September 30, 2008 and 2007, respectively. The 55.9% increase, or $176,000, reflects expenses for a full nine months for the four full-service branches added during 2007. In addition, costs of the four new Columbia area full-service branches added to our branch network on January 31, 2008, are reflected in the nine months ended September 30, 2008, as well as the fifth Columbia market full-service branch, which opened in July 2008.

Professional fees increased by $198,000, or 43.7% to $651,000 for the nine months ended September 30, 2008, from $453,000 for the nine months ended September 30, 2007. This increase includes ongoing fees in connection with loan-related matters in the ordinary course of business.

Included in the line item “other,” which increased $627,000, or 89.3% for the nine months ended September 30, 2008, as compared to the same period in 2007, are charges for increased professional fees, including ongoing fees in connection with loan-related matters in the ordinary course of business, fees paid to our board of directors and our newly formed board in the Greenville market in 2008, postage, printing and stationery expense and various customer-related expenses. Included in other noninterest expense for the nine months ended September 30, 2008 were increased regulatory fees of $52,000 and increased insurance premiums not related to FDIC of $59,000, due to the addition of three full-service branches throughout 2007, as well as the acquisition of Carolina National effective January 31, 2008. In addition, other noninterest expense reflects an insurance deductible of $100,000 related to misrepresentation by a deposit customer. Finally, the amortization of intangibles related to the acquisition totaled $106,000 for the nine-month period ended September 30, 2008.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, further development of a professional marketing program and ongoing training and professional development for all personnel.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes. The following discussions set forth information related to our income tax expense for the three-month and nine-month periods ended September 30, 2008 and 2007.

Three and nine months ended September 30, 2008 and 2007

The following tables set forth information related to our income tax expense/(benefit) for the three and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands).

	For the Three Months
	Ended September 30,
	2008	2007
Provision for income tax expense/(benefit)	$(1,413)	$567
Net income/(loss) before income taxes	(4,219)	1,846
Effective income tax rate	33.5%	30.7%

	For the Nine Months
	Ended September 30,
	2008	2007
Provision for income tax expense/(benefit)	$(948)	$1,452
Net income/(loss) before income taxes	(2,829)	4,375
Effective income tax rate	33.5%	33.2%

Our effective tax rate for 2008 increased slightly from 2007. The increase was due to the net loss reflected for the three and nine month periods ended September 30, 2008.

Balance Sheet Review

General

As of September 30, 2008, we had total assets of $854.5 million, an increase of $268.0 million, or 45.7% over total assets of $586.5 million on December 31, 2007.  Of this $268.0 million increase, $220.9 million was attributable to the acquisition of Carolina National. Total assets on September 30, 2008, and December 31, 2007, consisted of loans including mortgage loans held for sale and net of unearned income and allowance for loan losses of $701.0 million and $489.1 million, respectively; securities available for sale of $72.5 million and $70.5 million, respectively; other assets of $28.3 million and $15.4 million, respectively; premises and equipment, net accumulated depreciation and amortization of $7.3 million and $3.0 million, respectively; and cash and cash equivalents of $15.4 million and $8.4 million, respectively. Total loans include $203.3 million from the acquisition of Carolina National. September 30, 2008 also included $29.9 million in goodwill and other intangibles resulting from the acquisition of Carolina National. (See Note 4 for more specific details on these intangible assets and for information on the merger.)

Our interest-earning assets, consisting of total loans net of unearned income, securities available for sale and interest-bearing bank balances, grew to $794.3 million as of September 30, 2008, or an increase of 39.6% over the balance of $568.8 million as of December 31, 2007. As of September 30, 2008, and December 31, 2007, short-term overnight investments in interest-bearing bank balances comprised less than 1% of total interest-earning assets of $794.3 million and $568.8 million, respectively. Although the loan portfolio grew in the nine months ended September 30, 2008, the majority of the increase was due to the acquisition of Carolina National, with loan production for the nine-month period diminished compared to the nine-month period ended September 30, 2007. The continued deterioration in the South Carolina real estate markets and the volatile economy in general support restraint in the current growth strategy for our loan portfolio.

Also included in interest-earning assets as of September 30, 2008, are mortgage loans held for sale, which represent residential mortgage loans we have originated to be sold. As of September 30, 2008, our wholesale and retail mortgage staff originated a total of approximately $251.3 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $259.3 million had been sold as of September 30, 2008, with approximately $11.4 million remaining on the balance sheet as mortgage loans held for sale, compared to $19.4 million at December 31, 2007. The activity relating to the origination of residential mortgage loans during the nine months ended September 30, 2007, represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $19 million. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity have leveled off, as the ongoing activity of originating and selling loans has begun to provide for funding of future loans with the proceeds from the sale of loans in the existing portfolio, as evidenced by the positive impact on cash provided by operating activities as of September 30, 2008.

Premises and equipment increased by $4.4 million, net of purchases and depreciation expense as of September 30, 2008, in part due to the acquisition of Carolina National whose Columbia area properties represented $1.3 million as of September 30, 2008. The remaining $3.1 million represented the purchase of a 1.4 acre outparcel of land where construction has begun on our future York County market headquarters in the Tega Cay Community of Fort Mill, South Carolina, the purchase of land and costs associated with the extension of the parking area adjacent to the home office in Spartanburg, and approximately $1.2 million in construction costs for the new Lexington branch, which opened in July 2008.

As of September 30, 2008, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $160.7 million, including approximately $3.9 million added with the Carolina National merger. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. These guidelines, which limit our brokered CDs to 25% of total assets, dictate that our current interest rate risk profile determines the terms and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on September 30, 2008, were $771.8 million, an increase of 43.2% over liabilities as of December 31, 2007, of $539.0 million, and consisted primarily of deposits of $641.2 million, $72.8 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures, and $30.3 million in federal funds purchased and other short-term borrowings. The deposit growth includes approximately $187.3 in deposits from the acquisition of Carolina National. While federal funds purchased continue to be a reliable source of short-term funding for us, we have increasingly focused on growing our core deposit base to enhance our liquidity. Marketing efforts, such as a new branding initiative launched in August and a targeted officer calling program, are being actively managed to support this objective. Subsequent to September 30, 2008, concentrated deposit raising initiatives have increased our deposits by approximately $27 million, allowing us to reduce our federal funds purchased and other borrowings by approximately $24 million.

Shareholders’ equity on September 30, 2008, was $82.7 million, as compared to shareholders’ equity on December 31, 2007, of $47.6 million. The increase of approximately $35.1 million between December 31, 2007 and September 30, 2008, primarily resulted from the additional 2.7 million common shares issued to the former Carolina National shareholders as of January 31, 2008, and the effect of purchase accounting adjustments for goodwill in connection with the merger transaction. This increase was partially offset by the recognition of net loss for the nine months ended September 30, 2008, of $1.9 million. In addition, unrealized net loss on securities available for sale increased. Also, we utilized cash to purchase shares under our share repurchase program and for cash dividends on our preferred stock.

Investments

On September 30, 2008, and December 31, 2007, our investment securities portfolio of $72.5 and $70.5 million, respectively, represented approximately 9.1% and 12.4%, respectively, of our interest-earning assets. As of September 30, 2008, and December 31, 2007, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $73.6 million and $70.5 million, respectively, for unrealized gains of approximately $1.1 million and $56,000, respectively. A large number of U.S. Government agency securities have been called from our portfolio in recent months, resulting in the slight decrease in our investment portfolio as we selectively replace these securities with new investments chosen to complement our existing portfolio and contribute to our net interest margin.

Fair values and yields on our investments (all available for sale) as of September 30, 2008, and December 31, 2007, are shown in the following tables based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

					As of September 30, 2008
			After one but within		After five but wihtin
	Within one year		five years		ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$1,483	4.15%	$-	-	$1,891	5.00%	$3,374	4.62%
Mortgage-backed securities	-	-	4,126	4.25%	5,618	5.09%	40,584	5.28%	50,328	5.17%
Municipal securities	-	-	1,345	2.92%	5,059	3.82%	12,431	3.54%	18,835	3.57%
Total	$-	-	$6,954	3.97%	$10,677	4.49%	$54,906	4.87%	$72,537	4.73%

					As of December 31, 2007
			After one but within		After five but wihtin
	Within one year		five years		ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Amount	Yield	Amount	Yield	Amount
U.S. Government/government sponsored agencies	$998	4.00%	$6,942	4.27%	$2,627	5.48%	$-	-	$10,567	4.54%
Mortgage-backed securities	962	4.00%	4,579	4.23%	3,479	4.65%	34,021	5.30%	43,041	5.11%
Municipal securities	-	-	1,033	2.70%	3,719	3.70%	12,170	4.05%	16,922	3.89%
Total	$1,960	4.00%	$12,554	4.12%	$9,825	4.51%	$46,191	4.97%	$70,530	4.73%

The amortized cost and fair value of our investments (all available for sale) as of September 30, 2008, and December 31, 2007, are shown in the following table (dollars in thousands).

	September 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$3,492	$3,374	$10,635	$10,567
Mortgage-backed securities	50,223	50,328	42,891	43,041
Municipal securities	19,859	18,835	16,948	16,922
Total	$73,574	$72,537	$70,474	$70,530

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.” The carrying amounts of these investments as of September 30, 2008, and December 31, 2007, consisted of the following:

	As of September 30,	As of December 31,
	2008	2007
Federal Reserve bank stock	$1,821	$966
Federal Home Loan Bank stock	4,733	2,721

The level of Federal Home Loan Bank (“FHLB”) stock varies with the level of FHLB advances and increased during the nine months ended September 30, 2008, to reflect the net increase in FHLB advances during the quarter. The level of Federal Reserve Bank stock is tied to our equity and was increased in connection with the Carolina National merger.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Assets

As of September 30, 2008, other assets had grown to $28.3 million from $15.4 million as of December 31, 2007, an increase of 83.8%. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities, nonmarketable equity securities, as discussed in “Investments” above, deferred taxes, and other miscellaneous assets. While BOLI and interest receivable growth has been marginal, investments in nonmarketable equity securities, primarily FHLB stock, grew $2.9 million, or 77.8%, and deferred taxes grew approximately $3.3 million, each compared to December 31, 2007, and due to the acquisition of Carolina National. Interest receivable grows in tandem with the loan and investment portfolios, and FHLB stock grows as additional funds are advanced from the FHLB and we are required to increase our FRB stock balance as our bank’s capital grows.

Within other assets, the category other real estate owned grew significantly, from $2.3 million at December 31, 2007, to $7.5 million at September 30, 2008, including the addition of Carolina National’s other real estate owned of $550,000. The balance in other real estate owned consists of property acquired through foreclosure. The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us the ability to control the properties. The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and is concentrated in two loan relationships with local real estate developers. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

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

Goodwill and Other Intangibles, net

In connection with the Merger, our balance sheet reflects intangible assets consisting of goodwill, core deposit intangibles, and purchase accounting adjustments to reflect the fair valuation of loans, deposits, and leases. Goodwill and core deposit intangibles of approximately $29.9 million are reflected under the balance sheet heading “Goodwill and other intangibles” while purchase accounting adjustments related to loans and leases totaling $396,000 are reflected in these respective balance sheet categories: loans and premises and equipment. Goodwill represents the excess purchase price over the fair value of net assets acquired in the business acquisition. The core deposit intangibles represent the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We will perform an impairment test of goodwill, core deposit intangibles, the fair values of loans and of leases, as required by SFAS No. 142, “Goodwill and Intangible Assets,” on at least an annual basis. (See further discussion in the section entitled “Critical Accounting Policy - Accounting for Acquisitions” for additional information on purchase accounting adjustments and intangible assets associated with the Merger.)

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio. Average loans for the nine months ended September 30, 2008 and 2007, were $686.5 million and $417.7 million, respectively.  Total loans outstanding as of September 30, 2008, and December 31, 2007, were $714.2 million and $494.1 million, respectively, before the allowance for loan losses. Beginning with the year ended December 31, 2007, total loans includes mortgages held for sale, pending their sale in the secondary market. Included in the $494.1 million and $714.2 million total loans as of December 31, 2007 and September 30, 2008, were $19.4 million and $11.4 million in mortgages held for sale, respectively.

The following table summarizes the composition of our loan portfolio for the periods ended December 31, 2007, and September 30, 2008 (dollars in thousands).

	September 30, 2008		December 31, 2007
	Amount	Total	Amount	Total
Commercial and industrial	$51,906	7.27%	$34,435	6.97%
Commercial secured by real estate	462,754	64.79%	322,807	65.33%
Real estate - residential mortgages	180,271	25.24%	111,490	22.56%
Installment and other consumer loans	8,692	1.22%	6,496	1.32%
Total loans	703,623		475,228
Mortgage loans held for sale	11,445	1.60%	19,408	3.93%
Unearned income	(823)	(0.12)%	(543)	(0.11)%
Total loans, net of unearned income	$714,245	100.00%	$494,093	100.00%
Less allowance for loan losses	(13,237)	1.88%	(4,951)	1.04%
Total loans, net	$701,008		$489,142

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

The increase in our commercial loans secured by real estate from December 31, 2007, to September 30, 2008, is primarily due to the commercial real estate loans absorbed in the Carolina National acquisition. We have increased the number of our commercial lending officers over the last several years to support our loan growth. We expect to continue to focus our origination efforts in commercial real estate and commercial lending. The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

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

The recent downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. As real estate values have declined, we have been required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. Our other real estate owned has grown to $7.5 million as of September 30, 2008, and these repossessed properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, the increase in overall nonperforming loans could result in a continued decrease in earnings and future increases in the provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry. The following table shows the spread of the nonaccrual loans geographically and by product type (dollars in thousands).

	September 30, 2008 CRE Nonaccrual Loans by Geography
	Upstate	Midlands SC	Coastal	Northern SC	Total	% of Total
CRE Nonaccrual Loans by Product Type

Residential construction	$3,176	$396	$8,563	$1,137	$13,272	43.4%
Residential land	134	109	5,107	934	6,284	20.6%
Residential	163	981	682	0	1,826	6.0%
Commercial owner-occupied	106	727	3,794	-	4,627	15.2%
Commercial land	0	-	0	-	0	0.0%
Commercial other	1,395	0	0	202	1,597	5.2%
Total	$4,974	$2,213	$18,146	$2,273	$27,606	90.4%
CRE Nonaccrual Loans as % of Total Nonaccrual	16.3%	7.2%	59.4%	7.4%	90.4%

Total Nonaccrual Loans September 30, 2008	$30,541

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of September 30, 2008, and December 31, 2007 (dollars in thousands).

	As of September 30, 2008
		After one
	One year or	but within	After five
	less	five years	years	Total
Commercial	$14,728	$11,489	$444	$26,661
Real estate - construction	180,281	56,454	461	237,196
Real estate - mortgage	82,620	287,196	61,459	431,275
Consumer and other	4,572	3,327	592	8,491
Total	$282,201	$358,466	$62,956	$703,623
Mortgage loans held for sale				11,445
Unearned income				(823)
Total loans, net of unearned income				$714,245
Loans maturing after one year with:
Fixed interest rates				$199,681
Floating interest rates				$221,741

	As of December 31, 2007
		After one
	One year or	but within	After five
	less	five years	years	Total
Commercial	$13,351	$9,026	$1,599	$23,976
Real estate - construction	158,810	21,425	94	180,329
Real estate - mortgage	38,777	202,315	23,476	264,568
Consumer and other	3,469	2,225	66	6,355
Total	$214,407	$234,991	$25,235	$475,228
Mortgage loans held for sale				19,408
Unearned income				(543)
Total loans, net of unearned income				$494,093
Loans maturing after one year with:
Fixed interest rates				$185,585
Floating interest rates				$74,641

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

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during the third quarter of 2008 to $26.7 million, with related valuation allowances of $4.5 million, to address the risks within our loan portfolio. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

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

On September 30, 2008, and December 31, 2007, $30.5 million and $12.0 million in loans were on nonaccrual status, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the nine-month periods ended September 30, 2008 and 2007, was approximately $549,000 and $83,000, respectively. There were no loans contractually past due in excess of 90 days and still accruing interest at September 30, 2008 and 2007. There were impaired loans, under the criteria defined in FAS 114, of $26.7 million and $5.7 million with related valuation allowances of approximately $4,485,000 and $543,000 at September 30, 2008 and 2007, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of or For the Nine		As of or For the Year		As of or For the Nine
	Months Ended		Ended		Months Ended
	September 30, 2008		December 31, 2007		September 30, 2007
Commercial	$1,081	3.8%	$227	5.1%	$228	5.3%
Real estate - construction	6,902	33.7%	1,551	37.9%	1,342	35.5%
Real estate - mortgage	4,650	61.3%	2,532	55.7%	2,582	57.8%
Consumer	98	1.2%	72	1.3%	67	1.4%
Unallocated	506	N/A	569	N/A	562	N/A
Total allowance for loan losses	$13,237	100.0%	$4,951	100.0%	$4,781	100.0%

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

The following table sets forth the changes in the allowance for loan losses for the year ended December 31, 2007, and the three-month periods ended September 30, 2008 and 2007 (dollars in thousands).

	As of or For the		As of or For the
	Three Months	As of or For the	Three Months
	Ended	Year Ended	Ended
	September 30, 2008	December 31, 2007	September 30, 2007
Balance, beginning of period	$8,734	$3,795	$4,502
Carolina National reserve acquired	-	-	-
Provision charged to operations	4,618	1,396	422
Loans charged off
Commercial, financial and agricultural	(8)	(240)
Real estate-construction	(101)	-	(111)
Installment loans to individuals	(7)	(10)	(33)
Total chargeoffs	(116)	(250)	(144)
Recoveries of loans previously charged off	1	10	1
Balance, end of period	$13,237	$4,951	$4,781
Allowance to loans, period end	1.88%	1.04%	1.04%
Net charge-offs to average loans	0.07%	0.06%	0.14%
Non-accrual loans:
Housing-related	$22,971	$8,673	$3,719
Owner-occupied commercial	3,156	3,124	2,035
Other commercial	4,414	203	346
Total non-accrual loans	30,541	12,000	6,100
Other real estate owned	7,454	2,320	1,911
Total nonperforming assets	$37,995	$14,320	$8,011

The following table sets forth the changes in the allowance for loan losses for the year ended December 31, 2007, and the nine-month periods ended September 30, 2008 and 2007 (dollars in thousands).

	As of or For the		As of or For the
	Nine Months	As of or For the	Nine Months
	Ended	Year Ended	Ended
	September 30, 2008	December 31, 2007	September 30, 2007
Balance, beginning of year	$4,951	$3,795	$3,795
Carolina National reserve acquired	2,975	-	-
Provision charged to operations	6,028	1,396	1,213
Loans charged off
Commercial, financial and agricultural	(58)	(90)	(99)
Real estate-construction	(672)	(125)	(58)
Installment loans to individuals	(15)	(35)	(79)
Total charge-offs	(745)	(250)	(236)
Recoveries of loans previously charged off	28	10	10
Balance, end of period	$13,237	$4,951	$4,782
Allowance to loans, period end	1.88%	1.04%	1.04%
Net chargeoffs to average loans	0.14%	0.06%	0.00%
Non-accrual loans:
Housing-related	$22,971	$8,673	$3,719
Owner-occupied commercial	3,156	3,124	2,035
Other commercial	4,414	203	346
Total non-accrual loans	30,541	12,000	6,100
Other real estate owned	7,454	2,320	1,911
Total nonperforming assets	$37,995	$14,320	$8,011

Our nonperforming asset ratio (nonperforming assets as a percentage of loans held for investment and other real estate owned) increased to 5.4% as of September 30, 2008, from 3.0% as of December 31, 2007. The increase in nonperforming assets was primarily attributed to accelerating deterioration of the residential construction and development related market. We have allocated specific reserves of $4.5 million in our allowance for loan losses for the $26.7 million in nonperforming loans as of September 30, 2008. This amount reflects management's estimate of the losses inherent in each of these loans under the provisions of FAS 114, as described previously under the section "Allowance for Loan Losses - Specific Reserve." Our general procedure in determining the specific reserve assigned to each impaired loan includes assessing the current fair value of the underlying collateral of each impaired loan that is collateral-dependent.

The average life of the nonperforming loans as of September 30, 2008, was less than six months due to the recent identification of increased levels of problems loans since December 31, 2007. As a result, the current fair value of several of our nonperforming loans is still being assessed due to pending appraisals requested on the collateral for these loans.  Therefore, management considers the projected future losses associated with these impaired loans to be indeterminable as of the date of this report. As updated appraisals are received and the fair value analysis is completed, management will determine the need for additional allocations in the allowance for loan losses for specific reserves associated with these impaired  loans.  There were no loans past due 90 days and accruing interest for any period presented.

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. We typically have had low levels of nonperforming loans, but the current economic conditions have increased those levels by $17.3 million since December 31, 2007.  The net charge-offs to average loans ratio for the nine months ended September 30, 2008, was 0.14% as compared to 0.07% for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, total net charge-offs were $717,000 compared to net charge-offs of $226,000 for the same period in 2007.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult in recent years to attract retail deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us as of September 30, 2008 and 2007, and December 31, 2007 (dollars in thousands).
	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$41,719	-	$32,588	-	$31,682	-
NOW accounts	44,116	1.94%	45,285	3.28%	43,997	3.43%
Money market and savings accounts	114,913	2.63%	76,184	4.52%	73,714	4.65%
Time deposits	433,782	4.21%	272,730	5.11%	266,044	5.11%
Total deposits	$635,041	3.49%	$426,787	4.42%	$415,437	4.46%

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $365.1 million and $296.3 million as of September 30, 2008, and December 31, 2007, respectively. The maturity distribution of our time deposits of $100,000 or more as of September 30, 2008, is as follows (dollars in thousands):

September 30,
2008
One year or less	$248,422
From one year to three years	22,784
After three years	4,855
Total	$276,061

The increase in time deposits of $100,000 or more for the period ended September 30, 2008, as compared to the balance as of December 31, 2007, primarily resulted from the addition of deposits that were originally obtained from brokered CDs from outside of our primary market by Carolina National.

As of September 30, 2008, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $160.7 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets and require that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. We believe these guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk. While brokered CDs have represented a reliable source of wholesale funds in recent years, our recent expansion into new markets throughout South Carolina should allow us to grow our core deposit base, in turn reducing our reliance on brokered CDs and other sources of funds.

While wholesale funding continues to be a reliable source of funding for us, we have increasingly focused on growing our core deposit base to enhance our liquidity. Marketing efforts, such as a new branding initiative launched in August and a targeted officer calling program, are being actively managed to support this objective. Subsequent to September 30, 2008, concentrated deposit raising initiatives have increased our retail deposits by approximately $24 million, allowing us to reduce our federal funds purchased and other borrowings by approximately $24 million.

Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds as of or for the nine-month period ended September 30, 2008, and the year ended December 31, 2007, including the amounts outstanding and their corresponding interest rates as of the end of each period, the maximum balance for each component during each period, and the average balance and average interest rate for each period. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands).

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Nine Months
Ended September 30, 2008
FHLB advances	$72,753	3.35%	$90,849	$57,614	3.45%
Federal funds purchased & other borrowings	$39,805	2.67%	$56,534	$19,152	2.99%
Junior subordinated debentures	$13,403	4.89%	$13,403	$13,403	5.62%

As of or for the Year
Ended December 31, 2007
FHLB advances	$41,690	4.50%	$49,780	$41,014	4.77%
Federal funds purchased & other short-term borrowings	$9,360	3.99%	$26,269	$10,864	5.63%
Junior subordinated debentures	$13,403	7.12%	$13,403	$13,403	7.65%

Capital Resources

General

As of September 30, 2008, tangible equity had grown to $52.7 million, as compared to $46.3 million as of September 30, 2007. The $6.4 million increase in tangible equity consists primarily of increased additional paid in capital of approximately $9.6 million which resulted from the absorption of Carolina National’s equity as part of our acquisition of Carolina National and the related boost to our tangible equity. This positive impact on our tangible equity was somewhat offset by our recognition of net loss for the current year in addition to $979,000 in cash dividends paid to our preferred shareholders.

Total shareholders’ equity amounted to $82.6 million and $47.6 million as of September 30, 2008, and December 31, 2007, respectively. The increase of approximately $35.1 million between December 31, 2007 and September 30, 2008, primarily resulted from the additional 2.7 million common shares issued to the former Carolina National shareholders as of January 31, 2008, and the effect of purchase accounting adjustments for goodwill in connection with the merger transaction. This increase was partially offset by the recognition of net loss for the nine months ended September 30, 2008, of $1.8 million. In addition, unrealized net loss on securities available for sale increased. Also, we utilized cash to purchase shares under our share repurchase program and for cash dividends on our preferred stock.

The unrealized loss on securities available for sale as of September 30, 2008 reflects the change in the market value of these securities since December 31, 2007. We believe that the unrealized loss reflected as of September 30, 2008, was attributable to changes in market interest rates, not in credit quality, and we consider these unrealized losses, as well as any similar unrealized losses reflected in future periods, to be temporary. Our securities portfolio includes investments that are direct obligations of the United States (“U.S.”) government, Federal Agency and U.S. Government obligations and various other bank grade investment securities rated either “A” or “Aa/AA” by Moody’s Investors Service or Standard & Poor’s investment advisory service or with a minimum rating of 75 by the South Carolina Municipal Council, as prescribed by our Investment Policy. We use the securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and borrowings from the short-term FRB discount window. Due to availability of numerous liquidity sources, we believe that we have the capability to hold these securities to maturity and do not anticipate the need to liquidate the securities and realize the related loss. See the “Liquidity” section for a more detailed discussion of our available liquidity sources. We currently expect that we will have sufficient cash flow to fund ongoing operations.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities combined and limited to 45% of Tier 1 capital, with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of September 30, 2008, the amount of our reserve for loan losses that was not included due to these limitations was approximately $4.1 million. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

We utilize trust preferred securities to meet our capital requirements up to regulatory limits. As of September 30, 2008, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, and up to 45% of Tier 1 capital when combined with qualifying preferred shares, with the excess includable as Tier 2 capital. As of September 30, 2008, the entire $13.0 million of the trust preferred securities qualified as Tier 1 capital.

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

The following table sets forth the company’s and the bank’s various capital ratios as of September 30, 2008, and December 31, 2007. For all periods, the bank was considered “well-capitalized” and the company met or exceeded its applicable regulatory capital requirements. On an ongoing basis, we continue to evaluate various options, such as issuing trust preferred securities or common stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of September 30,		As of December 31,
	2008		2007		Well-Capitalized
	Holding		Holding		Holding
	Co.	Bank	Co.	Bank	Co.	Bank
Total risk-based capital	10.37%	11.48%	13.48%	10.72%	10.00%	10.00%
Tier 1 risk-based capital	9.11%	10.22%	11.61%	9.70%	6.00%	6.00%
Leverage capital	8.10%	9.08%	9.75%	8.17%	5.00%	5.00%

The decrease in our capital ratios from December 31, 2007, to September 30, 2008, is primarily due to our growth in assets during this period and to the net loss recorded for the nine-month period ended September 30, 2008.

Strategic Capital Plan

We have an active program for managing our shareholder equity. We use capital to fund organic growth, pay dividends on our preferred stock and repurchase our shares. Our management team is focused on carefully maintaining our level of loan growth to maintain our well-capitalized status. Our objective is to produce above-market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of Series A Noncumulative Perpetual Preferred Stock at $25.00 per share. Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million. The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%. Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors. The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and in each subsequent quarter, we have paid quarterly dividends of $326,250.

During March 2007, we advanced $5 million on a revolving line of credit with a correspondent bank which we downstreamed, along with an additional $1 million in January 2007, to the bank as a capital contribution. This capital contribution increased the bank’s total risk-based capital, Tier 1 risk-based capital and leveraged capital.

We used the net proceeds of the preferred stock offering to provide additional capital to support asset growth, expansion of our bank’s branch network, to pay off the balance of $5 million on the revolving line of credit described above, and to partially fund the cash portion of the consideration to close the acquisition of Carolina National. This acquisition resulted in additional capital recognized via additional paid in capital and is representative of the net value added to our balance sheet as a result of the Carolina National acquisition.

Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. However, certain restrictions exist regarding the ability of our bank to transfer funds to us in the form of cash dividends. All dividends are subject to prior approval of the OCC and are payable only from the undivided profits of our bank. We distributed 3-for-2 stock splits on March 1, 2004, and January 18, 2006.

We have also distributed shares of our common stock through stock dividends. On May 16, 2006, we issued a stock dividend of 6% to shareholders of record as of May 1, 2006. Once this dividend was distributed, the common stock component of our shareholders' equity increased by approximately $2,000; additional paid in capital increased approximately $3.8 million, and our retained earnings decreased by an offsetting approximate $3.8 million. On March 30, 2007, we issued a stock dividend of 7% to shareholders of record as of March 16, 2007. As a result of this dividend, the common stock component of our shareholders' equity increased by approximately $3,000; additional paid in capital increased approximately $4.3 million, and our retained earnings decreased by an offsetting approximate $4.3 million. We may distribute future stock splits and dividends based on our evaluation of a number of factors, including our financial performance and projected capital and earnings levels.

Employee Share Ownership Programs

We encourage employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”). The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success. Under the Stock Option Plan, options for 799,611 shares of common stock were authorized for grant. Of this amount, net options of 509,463 have been granted to date, with 22,750 of those shares granted in the nine months ended September 30, 2008.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock. As of September 30, 2008, the ESOP owned 44,912 shares of our stock, of which 36,900 shares were pledged to secure the loan. The remainder of the shares is being allocated to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $518,000 from shareholders’ equity at September 30, 2008, and December 31, 2007, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the compensation committee. A total of 320,000 shares of common stock have been reserved for issuance under this plan. To date, no shares have been issued pursuant to the Restricted Stock Plan.

Share Repurchase Program

On December 1, 2006, the Company’s board of directors originally authorized a stock repurchase program of up to 50,000 of its common shares outstanding for a period of six months ending May 31, 2007. This program has been extended for consecutive six-month periods, the most recent of which expires November 30, 2008. The latest extension also increased the number of shares authorized to be repurchased to 157,000. During the nine-month period ended September 30, 2008, 93,200 shares of stock were repurchased under this program at a cost of $907,000, at a weighted average price of $10.53 per share (shares and per share prices reflect all stock splits and dividends) leaving 50,019 shares available for repurchase under the program.

From time to time, our Board of Directors authorizes us to repurchase shares of our common stock. Although we announce when share repurchases are authorized, we typically do not give any public notice before we repurchase our shares. Various factors determine the amount and timing of our share repurchases, including our capital requirements, the number of shares we expect to issue for acquisitions and employee benefit plans, market conditions (including the trading price of our stock), and legal considerations. These factors can change at any time, and there can be no assurance as to the number of shares we will repurchase or when we will repurchase them. Historically, our policy has been to repurchase shares under the “safe harbor” conditions of Rule 10b-18 of the Exchange including a limitation on the daily volume of repurchases.

Capital Commitments

As of September 30, 2008, construction on our Northern region market headquarters located in the Tega Cay community was underway, with land costs of $1.5 million and construction in progress costs of approximately $332,000 to date. We anticipate construction on this project to be completed in the first quarter of 2009 at a remaining cost of approximately $1.2 million. We expect future expansion via branching efforts to proceed consistent with our strategic plan for growth and expansion in the area’s fast-growing markets.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine-month periods ended September 30, 2008 and 2007, and for the year ended December 31, 2007.

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2008	December 31, 2007	September 30, 2007
Return on average assets	(0.31)%	0.76%	0.75%
Return on average equity	(3.12)%	10.89%	11.44%
Equity to assets ratio	9.88%	7.00%	6.60%

The ratios shown above reflect the net loss for the nine months ended September 30, 2008, versus net income reflected for the other periods shown and the increase in our assets, as well as the capital raised in the July 2007 preferred stock offering, for the nine-month periods ended September 30, 2008 and 2007, and the year ended December 31, 2007. Our asset and equity growth for the nine-month period ended September 30, 2008, reflects the acquisition of Carolina National as of January 31, 2008.

Effect of Inflation and Changing Prices

The effect of relative purchasing power over time due to inflation has not been taken into effect in our financial statements.  Rather, the statements have been prepared on an historical cost basis in accordance with accounting principles generally accepted in the United States of America.

Unlike most industrial companies, the assets and liabilities of financial institutions such as our holding company and bank are primarily monetary in nature.  Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude.  As discussed under Interest Rate Sensitivity, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

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

As of September 30, 2008 and December 31, 2007, we had issued commitments to extend credit of $150.5 million and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $82,000 and $461,000, as of September 30, 2008 and December 31, 2007, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers. In addition, we have $15 million in letters of credit at the FHLB pledged to a public depositor.

As of September 30, 2008, $38.7 million of these commitments were for mortgages with locked interest rates that had not yet funded. We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Atl-A” (low documentation) and/or “second lien”. Our management has evaluated the loans that have been originated by the bank to date for the purpose of selling in the secondary market and believes that the majority of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation. Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is low. The division also offers FHA/VA and construction/permanent products with a proven history of salability to its customers. The division's customers are located primarily in South Carolina and include a group of investors with whom we have established relationships. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. As of September 30, 2008, none of these loans had been on our balance sheet for more than 67 days.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day and long-term cash flow requirements while maximizing profits and maintaining an acceptable level of risk.  These requirements arise primarily from the withdrawal of deposits, funding loan disbursements and the payment of operating expenses. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made.  However, net deposit inflows and outflows are far less predictable as they are greatly influenced by general interest rates, economic conditions and competition, and are not subject to nearly the same degree of control. Management has policies and procedures in place governing the length of time to maturity on its earnings assets such as loans and investments which state that these assets are not typically utilized for day-to-day liquidity needs. Therefore, our liabilities generally provide our day-to-day liquidity.

We measure and monitor liquidity on a regular basis, allowing us to better understand, predict and respond to balance sheet trends. A comprehensive liquidity analysis serves management as a vital decision-making tool by providing a summary of anticipated changes in loans, core deposits, wholesale funds and construction commitments for capital expenditures. This internal funding report provides management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and available borrowing sources, including overnight federal funds lines with our various correspondent banks. This liquidity analysis acts as a cash forecasting tool and is subject to certain assumptions based on past market and customer trends, as well as other information currently available regarding current and future funding options and various indicators of future market and customer behaviors. Through consideration of the information provided in this weekly report, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources. We meet our daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term borrowing sources.

In addition to our various overnight and short-term borrowing options, we emphasize deposit retention throughout our retail branch network to enhance our liquidity position. We recently have launched several very successful deposit specials to lessen our current and future dependence on overnight borrowings. These specials have lasted only a short number of days, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.

We also have in place a detailed liquidity contingency plan designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity, outlined in a formal Contingency Funding Policy approved by the Asset Liability Management Committee (“ALCO”) of our board of directors. This policy contains requirements for contingency funding planning and analysis, including reporting under a number of different contingency funding conditions. The three conditions are described as follows:

•
Stage One Condition – during this stage, core deposits are not affected and the institution remains “well-capitalized”, but additional loan loss provisions may result in weak or negative quarterly earnings. The ability to quickly open new full-service branches may be limited by our internal evaluations of our ability to successfully expand further. In addition, external funding lines could be reduced.

•
Stage Two Condition – At this level, the institution has become “adequately-capitalized”, with serious asset-quality deterioration and reduced deposits overall. At Stage Two, a meaningful level of uncertainty and vulnerability exists. External funding lines would likely be reduced. External factors, such as adverse general industry or market conditions and reputation risk, may also impact liquidity.

•
Stage Three Condition – At this point, the institution has significant earnings deterioration, in part due to significantly increased provisions for loan losses, and impaired residual assets. External funding lines would be greatly reduced, and the institution has become “under-capitalized.”

In addition, a liquidity crisis action plan is in place, which may be followed in reaction to or in anticipation of a financial shock to the banking industry, generally, or First National, specifically, which results in strains or expectations of strains on the bank’s normal funding activities.

As of September 30, 2008, and December 31, 2007, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $15.4 million and $8.4 million, representing 1.80% and 1.44% of total assets, respectively.  Investment securities may provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances; however, the primary objective for investment securities is to serve as collateral, which limits their availability as a liquidity source. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. The decrease in our liquidity over the past several years has occurred as a result of funds needed to support the growth of our loan production offices. In addition, the demand for retained deposits has increased in recent months due to the tightness of liquidity in current financial markets, which also creates more liquidity risk. These conditions have challenged us to maximize the various funding options available to us. We have utilized certain nontraditional funding sources to compensate for this increased liquidity risk. The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal ALCO meeting:

•
Federal Funds Purchased – funds are purchased from up-stream correspondent financial institutions when the need for overnight funds exists. There lines are available for short-term funding needs only. They require no collateral and are generally somewhat more expensive than longer-term funding options.

•
FHLB Advances – this source of borrowing offers both long-term fixed and adjustable borrowings, typically at very competitive rates, as well as overnight borrowing capacity, all subject to available collateral. This source of borrowing requires us to be a member of the FHLB, and as such, to purchase FHLB stock as a percentage of the funds borrowed.

•
CD Programs – these programs have historically been known as brokered deposits. Various terms are available, and in considering the various CD program options, management balances our current interest rate risk profile with our liquidity demands.

•
Reverse Repurchase Agreements – this source of funds relies on our investment portfolio as collateral in borrowing from an up-stream correspondent. Reverse repurchase agreements involve overnight borrowings with daily rate changes.

Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all our available funding options as well as the associated costs. Our overnight lines are tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

In recent weeks, the effects of the credit crisis have impacted liquidity for the banking industry. The federal government has taken several steps in response to this crisis to free up bank liquidity, including:

•
On October 24, 2008, the FDIC announced that it will fully cover non-interest bearing deposit transaction accounts, regardless of dollar amount, under the FDIC’s Temporary Liquidity Guarantee Program. A 10-basis point surcharge will be added to a participating institution’s current insurance assessment in order to fully cover the non-interest bearing transaction account.

•
The Temporary Liquidity Guarantee Program also guarantees newly issued senior unsecured debt of banks, thrifts and certain holding companies. Participants in the program will be charged a 75-basis point fee to protect these debt issues beginning November 14, 2008.

•
The Treasury Capital Purchase Program allows eligible banking institutions to sell equity interests to the Department of the Treasury up to 3% of the institutions risk-weighted assets. These equity interests will qualify as tier 1 capital.

We expect to take advantage of these programs to the extent possible to enhance our liquidity.

We plan to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities.  We plan to rely on the wholesale funding market for deposits less and capitalize on existing and new retail deposit markets through our expanded branch network. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $40.0 million as of September 30, 2008.  The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral. As of September 30, 2008, qualifying loans held by the bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $89,981,000 were pledged as collateral for FHLB advances outstanding of $72,753,000. We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies. A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral. We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.

We believe that our existing liquidity sources are sufficient to meet our short-term and long-term liquidity needs. In addition, we continue to evaluate other sources of liquidity that may qualify as regulatory capital, such as trust preferred securities, subordinated debt, common stock and the preferred stock feature recently offered to all banks by the Department of the Treasury as part of its TARP Capital Purchase Program. Due to their preferred status, these sources typically must be obtained at a higher cost than retail or wholesale funding sources used to meet day to day liquidity needs.

Interest Rate Sensitivity

Asset liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize the potentially adverse impact on earnings from changes in market interest rates.  Our asset liability management committee (“ALCO”) monitors and manages our exposure to interest rate risk through the use of a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities) These simulations provide a test for embedded interest rate risk and take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors. The results are compared to risk tolerance limits set by ALCO policy.  The ALCO meets quarterly and consists of members of the board of directors and senior management of the bank.  The ALCO is charged with the responsibility of managing our exposure to interest rate risk by maintaining the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board-approved limits. Interest rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap.” An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates a negative gap position would tend to result in an increase in net interest income.

The following table sets forth information regarding our interest rate sensitivity as of September 30, 2008, for each of the time intervals indicated. The information in the table may not be indicative of our interest rate sensitivity position at other points in time. In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

		After three	After one
	Within three	but within	but within	After five
	months	twelve months	five years	years	Total
Interest-earning assets
Investment securities	$8,828	$7,707	$34,397	$21,605	$72,537
Loans	459,820	58,249	163,053	19,887	701,009
Total interest-earning assets	$465,832	$68,772	$197,450	$41,492	$773,546
Interest-bearing liabilities
NOW accounts, money market and savings	$185,544	$3,944	$21,035	$15,776	$226,299
Time deposits	159,975	216,797	38,128	-	414,900
FHLB advances & other	46,129	21,493	22,631	-	90,253
Junior subordinated debentures	13,403	-	-	-	13,403
Fed funds purchased	22,305	-	-	-	39,805
Total interest-bearing liabilities	$427,356	$243,234	$81,794	$15,776	$767,160
Period gap	$38,476	$(173,463)	$115,656	$25,716
Cumulative gap	$38,476	$(134,986)	$(19,330)	$6,386
Ratio of cumulative gap to total interest-earning assets	4.97%	-17.45%	-2.50%	0.83%

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates that principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business.  We actively monitor and manage our interest rate risk exposure.

The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

As of September 30, 2008, we were liability sensitive over a one-year time frame. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact, if any, that the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the third fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Number of Shares
			Purchased as Part of	Maximum Number of
	Total Number of Shares	Average Price	Publicly Announced	Shares that May Yet
Period	Purchased	Paid per Share	Program	Be Purchased
July 1, 2008 to July 31, 2008	3,000	6.87	20,600	61,019
August 1, 2008 to August 31, 2008	10,000	6.35	63,470	51,019
September 1, 2008 to September 30, 2008	1,000	6.29	6,290	50,019
Total	14,000	6.45	90,360	50,019

* In November, 2006, the Company's board of directors authorized the repurchase of up to 50,000 shares of its common stock which originally was to expire on May 31, 2007. This stock repurchase plan was subsequently extended through November 30, 2008 and on August 18, 2008, was increased to 157,000 shares.

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date:	November 3, 2008	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date:	November 3, 2008	By:	/s / Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.