Form 10-K
period 2008-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2009-05-01
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the price at which the common stock was last sold was $8,784,232, as of the last business day of the registrant’s most recent completed second fiscal quarter.

6,296,698 shares of the registrant’s common stock were outstanding as of March 31, 2009 (the latest practicable date).

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “First National,” “Company,” “we,” “us” and “our” mean First National Bancshares, Inc., including First National Bank of the South, our wholly-owned national bank subsidiary.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital and profitability;

•	whether our lender will exercise the remedies available to it in the event of default on the line of credit to our holding company;

•	our ability to retain our existing customers, including our deposit relationships;

•	our ability to comply with the terms of the consent order between the bank and its primary federal regulator within the timeframes specified;

•	adequacy of the level of our allowance for loan losses;

•
reduced earnings due to higher credit losses generally and specifically potentially because losses in our residential real estate loan portfolio are greater than expected due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amounts of chargeoffs;

•	the rates of historical loan growth and the lack of seasoning of our loan portfolio;

•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or regulatory requirements;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	construction delays and cost overruns related to the expansion of our branch network;

•	changes in political conditions or the legislative or regulatory environment;

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

•
our reliance on secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits including brokered deposits, to meet our liquidity needs;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	changes in the securities markets;

•	reduced earnings from not realizing the expected benefits of the acquisition of Carolina National (as defined below) or from unexpected difficulties integrating the acquisition; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008, the capital and credit markets have experienced extended volatility and disruption.  In recent months, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

PART I

Item 1.         Business.

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which is referred to herein as the "bank." The bank currently maintains its corporate headquarters and three full-service branches in Spartanburg, South Carolina, and nine additional full-service branches in select markets across the state.

Our assets consist primarily of our investment in the bank and our primary activities are conducted through the bank. As of December 31, 2008, our consolidated total assets were $812.7 million, our consolidated total loans were $709.3 million (including mortgage loans held for sale), our consolidated total deposits were $646.9 million, and our total shareholders’ equity was approximately $40.6 million.  In January 2008, we acquired Carolina National Corporation (“Carolina National”) and its wholly-owned bank subsidiary, Carolina National Bank and Trust Company.  As of January 31, 2008, Carolina National’s consolidated total assets were $220.9 million, its consolidated total loans were $203.3 million, its consolidated total deposits were $187.3 million, and its total shareholders’ equity was approximately $29.2 million.

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

As part of our previous strategic plan for growth and expansion, we executed the acquisition (the “Merger”) of Carolina National, effective January 31, 2008.  Through the Merger, Carolina National’s wholly owned bank subsidiary bank, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

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

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913 (“Colonial Trust”).    Through a recent alliance with WorkLife Financial, we are able to offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers.  In addition, we earn income through the origination and sale of residential mortgages.  Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

Since 2003, we have expanded into three additional markets in the Carolinas, with twelve full-service branches operating under the name First National Bank of the South.  In 2004, we opened our first full-service branch in the coastal region in Mount Pleasant, SC and opened our market headquarters in 2007 in downtown Charleston.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina.  We have also expanded our banking operations into York and Lancaster counties, beginning with a loan production office in Rock Hill that opened in February 2007.  In December 2007, the Office of the Comptroller of the Currency (“OCC”) approved the opening of a full-service branch in the Fort Mill/Tega Cay community in York County.  This new facility is currently under construction and is projected to open in the second quarter of 2009.

Our Business Strategy

We strive to be a community bank that matters.  We believe that we play a vital role in providing capital, in the form of loans, to households and small to medium-sized businesses throughout the state of South Carolina.  We seek to be a financial resource to our customers by offering them solid financial products and services, assisting with networking, and making business referrals.  We believe that being a community bank means that we and our employees are involved in our communities.  Our decentralized business strategy focuses on providing superior service through our experienced bankers who are relationship oriented and committed to their respective communities.  We are focused on maximizing revenue while tightly managing risks and controlling costs.  We believe that this strategy will allow us to experience renewed loan and deposit growth and improved financial performance as the economy ultimately recovers, positioning us as a leader in the community banking industry in our state.

Following the first quarter of 2008, we observed the deterioration in national and regional economic indicators and declining real estate values as well as slowing real estate sales activity in our markets.  As a result, we have experienced a significant rise in loan delinquencies and the level of our problem assets has increased.  Consequently, our loan loss provision for the year ended December 31, 2008 increased from $1.4 million for the year ended December 31, 2007 to $20.5 million for the year ended December 31, 2008.  In response to the changing business climate, we have reduced our asset growth plan from historic levels and modified our business strategy based on the following principles:

Improve asset quality by reducing the amount of our nonperforming assets.

To improve our results of operations, our primary focus over the next six to twelve months is to significantly reduce the amount of our nonperforming assets. Nonperforming assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) had increased to $75.5 million as of December 31, 2008 as compared to $14.3 million as of December 31, 2007.   We believe that the increase in the level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market.

We have moved aggressively to address this issue by increasing our reserves for losses and directing the efforts of an entire team of bankers solely to managing the liquidation of nonperforming assets.  This team is actively pursuing remedies with borrowers, including foreclosure, and working to hold the borrowers accountable for the principal and interest owed.  Additionally, we are vigorously marketing our inventory of foreclosed real estate.

It is our goal to remove the majority of the nonperforming assets from our balance sheet as quickly as possible.  Accomplishing this goal will be a tremendous undertaking requiring both time and the considerable effort of our staff, given the current conditions in the real estate market, but we are committed to devoting significant resources to these efforts.  We will initiate workout plans for problem loans that are designed to promptly collect on or rehabilitate those problem loans in an effort to convert them to earning assets.  We also intend to sell foreclosed real estate and packages of nonperforming loans to investors at acceptable levels.  Additional provisions for loan losses may be required during 2009 to implement these plans since we will likely be required to accept discounted sales prices below appraised value to quickly dispose of these assets.

Strengthen our capital base.

Capital adequacy is an important indicator of financial stability and performance.  Our goal has been to maintain  a “well-capitalized” status for the bank  since failure to meet or exceed this classification affects how regulatory applications for certain activities, including acquisitions, continuation and expansion of existing activities, are evaluated and could make our customers and potential investors less confident in our bank.

The bank’s primary federal regulator, the OCC, recently completed a safety and soundness examination of the bank, which included a review of our asset quality.  We have received the final report from this examination.  On April 27, 2009, the bank entered into a consent order with the OCC, which contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, the bank is no longer deemed “well-capitalized” regardless of its capital levels.  Therefore, we will need to raise additional capital, limit our growth, and/or sell assets to increase our capital ratios within 120 days of the execution of the consent order to meet these standards set forth by the OCC.

               In addition, the exam report includes a requirement that the bank’s board of directors develop a written strategic and capital plan covering at least a three-year period.  The plan must establish objectives for the bank’s overall risk profile, earnings performance, asset growth, balance sheet composition, off-balance sheet activities, funding sources, capital adequacy, reduction in nonperforming assets, product line development and market segments planned for development and growth.

We anticipate that we will also need additional capital in order to take the significant write-downs needed to remove the majority of nonperforming assets from our balance sheet in a relatively short time frame, given the particularly challenging real estate market.  In addition, we have recently performed a thorough review of our loan portfolio including both nonperforming loans and performing loans.  We have stress tested our borrowers’ ability to repay their loans and believe that we have identified substantially all of the loans that could become problem assets in the near future.  We have projected our estimate of the future possible losses associated with these potential problem assets which will also require additional capital if these potential losses are realized.   As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies like ours) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  We cannot predict when or if the capital markets will return to more favorable conditions.  We are actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support our balance sheet and meet or exceed the minimum requirements set forth in the consent order.

Increase operating earnings.

Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise.  These strategies change the mix of our earning assets without growing our balance sheet.  Specifically, we are reducing the level of nonperforming assets, controlling our operating expenses, improving our net interest margin and increasing fee income. We do not expect our balance sheet to grow materially over the next twelve months as we reduce the amount of our nonperforming assets, which may require us to record additional provisions for loan losses to accomplish within this timeframe.  In fact, our balance sheet may shrink as we use cash from the disposal of nonperforming assets and loan repayments to reduce our wholesale funding.  We are also reducing the concentration of commercial real estate loans and construction loans within our loan portfolio and have generally ceased making new loans to homebuilders.  We are carefully evaluating all renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best relationship customers.

The benefits of slower balance sheet growth include more disciplined loan and deposit pricing going forward which should result in subsequent net interest margin expansion.  Additionally, we will seek to expand our net interest margin as our current loans and deposits reprice and renew.  Between January 1, 2009 and June 30, 2009, we have $276.9 million of time deposits that will reprice at current market rates, which represents approximately 65% of our total time deposits at December 31, 2008.  These time deposits had a weighted average interest rate of 3.57% at December 31, 2008. Additionally, we have $167.3 million of variable rate loans that are renewing between January 1, 2009 and June 30, 2009 which were initially made at a rate variable with the Wall Street Journal prime rate.  We will seek to put floors, or minimum interest rates, in our variable rate loans at renewal.  Generally, our new and renewing variable rate loans will be based on the First National prime rate instead of the Wall Street Journal prime rate.  We believe that indexing our loans on an internal benchmark will allow us to respond better to the prevailing interest rate environment.  Furthermore, we will look to cheaper sources of funding as they become available to us.

Aggressively manage operating costs and increase fee revenue.

We have always focused on controlling our operating expenses and managing our overhead to an efficient level. Given the recent downturn in the economy, we have embarked on an even more aggressive expense reduction campaign that we believe will save us over $5 million in annual expenditures compared to our level of operating expenses in 2007.  We believe that we can reach this level of efficiency by the end of 2009.  To achieve this goal, management has already reduced salary and benefits expense by eliminating several positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

We are streamlining our cost structure to reflect our projected base of earning assets and eliminate associated unnecessary infrastructure.  It is our goal to continually identify other ways to reduce costs through outsourcing and ensuring our operation is functioning as efficiently as possible. We are committed to maintaining these cost control measures and believe that this effort will play a major role in improving our performance. We also believe that our technology allows us to be efficient in our back-office operations.

To date, our noninterest income sources have primarily consisted of service charge income, mortgage banking related fees and commissions and fees from joint ventures to provide financial services to our customers. We seek to provide a broad range of products and services to better serve our customers while simultaneously attempting to increase our fee-based income as a percentage of our gross income (net interest income plus noninterest income).  Additionally, we will evaluate future opportunities to increase fee-based income as they arise. We expect that these efforts will help bolster our noninterest income sources.

Continue to increase local funding and core deposits.

We have grown rapidly since our inception, and we have historically funded our asset growth with a combination of local deposits and wholesale funding, including brokered time deposits and borrowings from the Federal Home Loan Bank of Atlanta.  We are focused on increasing the percentage of our balance sheet funded by local depositors and expanding our collection of core deposits while we reduce the level of wholesale funding on our balance sheet. Absent a waiver from the FDIC, we are now restricted on our ability to accept, renew and roll over brokered time deposits since we executed the consent order with our bank’s regulator on April 27, 2009.  We intend to apply for a waiver in future months to allow us to accept, renew or roll over brokered deposits.  However, we cannot be assured that our request for a waiver will be approved.  In addition, our ability to borrow funds from the Federal Home Loan Bank of Atlanta (“FHLB”) has been restricted following the FHLB’s quarterly review of our assigned credit risk rating for the fourth quarter of 2008.

Core deposit balances, generated from customers throughout our branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts, are typically much less costly than alternative fixed rate funding. We believe that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities.  We work to increase our level of core deposits by actively cross-selling core deposits to our local depositors and borrowers.  As we grow our core deposits, we believe that our cost of funds should decrease, thereby increasing our net interest margin in the future.

Our team of experienced retail bankers is focused on strengthening our relationships with our retail customers to grow core deposits.  We hold our retail bankers accountable for sales production through our targeted officer calling program which includes weekly sales calls.  Additionally, our customer-focused sales training emphasizes product knowledge and enhanced customer service techniques.

We generate local deposits through a combination of competitive pricing and extensive personal and commercial relationships in the local market.  Five of our twelve branches are less than two years old, and we expect those branches to significantly increase their levels of deposits in the near future, as well as our thirteenth full-service branch which we expect to open during the second quarter of 2009.  Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts and money market accounts.

Our primary competition in our markets is larger regional and super-regional banks. We believe that our community banking philosophy and emphasis on customer service give us an excellent opportunity to take market share from our competitors. As a result, we intend to decrease our reliance on non-core funding as our full-service branches grow and mature. While building a core deposit base takes time, our strategy has experienced considerable success.  Since opening in 2000, the bank has climbed to the number three ranking for deposit market share in Spartanburg County, South Carolina with 12.1% of the deposit market.    As of the June 30, 2008 FDIC summary of deposits report, we have the eighth-highest deposit market share of the South Carolina-based banks.  Our long-term goal is to be in the top five institutions in deposit market share in each of our markets.

Deliver superior community banking to our customers.

We effectively compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities. We believe that we can continue to deliver our level of superior customer service while managing through this challenging period of time.  We emphasize to our employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities we serve.

Our organizational structure, with its designation of regional executives, allows us to provide local decision-making consistent with our community banking philosophy. Our regional boards in Charleston, Columbia, and Greenville are comprised of local business and community leaders who act as ambassadors for us in their markets and help generate referrals for new business for the bank.  These board members also provide us with valuable insight on the financial needs of their communities, which allows us to deliver targeted financial products to each market.

Merger with Carolina National

On January 31, 2008, Carolina National, the holding company for Carolina National Bank and Trust Company, merged with and into First National.  Through the Merger, Carolina National’s wholly owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary.  As a result of this acquisition, we added four full-service branches in the Columbia market to our operations.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive branch network.

Columbia’s central location in the state and convenient access to I-20, I-26, and I-77 make this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. According to SNL Financial (“SNL”), Columbia had an estimated population of 356,842 residents as of July 1, 2007, and is projected to grow 7.6% from 2007 to 2012. The South Carolina Department of Commerce reports that Richland County attracted over $442.0 million in announced capital investment since 2000. As of June 30, 2008, FDIC-insured institutions in Richland County and the Columbia metropolitan area had approximately $9.55 billion and $9.40 billion in deposits, respectively.

In connection with the Merger, our balance sheet reflects intangible assets consisting of core deposit intangibles and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized beginning with the effective date of the Merger, January 31, 2008, over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. See further discussion in Note 1- Summary of Significant Accounting Policies & Activities for additional information on purchase accounting adjustments and intangible assets associated with the Merger.

We recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of our annual testing of the goodwill initially recorded in the Merger for impairment, as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, we were required to perform the second step of the analysis to determine the amount of the impairment.  We prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, we determined that no amount of the net asset value could be allocated to goodwill and recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.   Our regulatory capital ratios are not affected by this noncash impairment charge.

Our Market Areas

To execute our strategic plan, we have organized our banking operations into four regions:

•	Upstate Region;

•	Coastal Region;

•	Northern Region; and

•	Midlands Region.

The Upstate Region serves as the backbone and support center for First National's expanding branch network. First National's corporate headquarters and home office are located in Spartanburg, along with three full-service branches. Within each other region, First National conducts its banking operations in selected market areas which meet the criteria for its business plan. First National has appointed an officer to each region to oversee the banking and business development activities and assist the executive management team in evaluating market areas within their respective regions for growth and development opportunities. These regional officers also serve as the liaison to their region's business community and function as the primary point of contact for the local regional board members.

Upstate Region

Our primary market area includes Spartanburg and Greenville Counties, which are located in the upstate region of South Carolina between Atlanta and Charlotte on the I-85 business corridor stretching to the Georgia border.  According to SNL, as of July 1, 2008, Spartanburg County's population totaled 277,796 residents. Population growth from 2008 to 2013 for Spartanburg County is projected to be 5.52%.  As of 2008, estimated median family income for the Spartanburg metropolitan statistical area was $54,000 versus $52,900 for the state of South Carolina, according to the U.S. Department of Housing and Urban Development. Greenville County is South Carolina’s most populous county with 428,744 residents as of July 1, 2008, according to SNL.  Greenville County’s projected population growth from 2008 to 2013 is 8.40%.  Greenville is also one of the state’s wealthiest counties, with an estimated median income of $55,100 in 2008 versus $52,900 for the state of South Carolina according to U.S. Department of Housing and Urban Development.

According to the Upstate Alliance, the Upstate has had over $712 million in capital investment in the past three years. In addition, the Upstate region announced more than $2 billion in capital investment and more than 6,000 new jobs for 2008, according to the Upstate Alliance. In 2007, the Greenville-Spartanburg area of South Carolina was noted as one of Expansion Management’s “Top Metros for Recruitment and Attraction,” according to Upstate Alliance. We believe that the Upstate region has a strong economic environment that will continue to encourage business growth and development and support our business in the future.

Spartanburg

Spartanburg serves as the support center for our statewide branch network. We maintain our corporate headquarters in Spartanburg.  We opened our operations center adjacent to our corporate headquarters in April 2007.  The completion of this addition created a total of 29,500 square feet of office space while continuing to house a full-service branch.

According to the Economic Futures Group, formerly known as Spartanburg Economic Development Corporation, more than 80 international firms, representing 18 nations, conduct business in Spartanburg County, including BMW, Milliken, Michelin, Cryovac and Invista. Spartanburg is also home to many domestic corporations, including Denny’s, QS/1, Extended Stay America and Advance America. Spartanburg is currently experiencing numerous business expansions as well as an influx of new business facilities. BMW's North American assembly plant in Greer announced a three-year construction project to expand its operations. This expansion represents $750 million in capital investment and will create 500 new jobs, according to a press release issued by BMW in early 2008. Other notable companies, including Adidas, Lear Corporation and Coca-Cola, have announced new or expanded facilities that will create many new jobs in the Spartanburg area. We believe that Spartanburg has a strong economic environment that will continue to support the community and provide a sound base for our business in the future.

We advertise heavily in the Spartanburg market and, through our three full-service branches in Spartanburg, have positioned ourselves as the leading local community bank in this market. As of June 30, 2008, we were the third largest bank in Spartanburg County, with $448.0 million in total deposits, or 12.07% of the approximately $3.7 billion of deposits in the market.  The following table includes information from the FDIC website regarding our deposit market share in Spartanburg County relative to top competitor banks as of June 30, 2008:

Rank	Bank	Branches	Total Deposits	Market Share
1	Bank of America	8	$632.2 million	17.03%
2	Wachovia	7	539.1 million	14.52%
3	First National Bank	3	448.0 million	12.07%
4	BB & T	9	404.6 million	10.90%
5	First Citizens	11	348.8 million	9.39%
6	Suntrust Bank	11	290.8 million	7.83%
7	First South Bank	2	233.4 million	6.29%
8	Arthur State Bank	7	182.6 million	4.92%
	All others (10 institutions)	21	633.3 million	17.05%

	Total	79	$3.7 billion	100.00%

Greenville

In 2008, Greenville County announced more than $181 million in new capital investment and more than 1,500 new jobs, according to the Greenville Area Development Corporation. Greenville is also home for over 70 international firms, which have provided over 14,000 jobs, and has been rated first in the nation by Site Selection magazine for both new and expanding international firms. Greenville was named a top five finalist for “Most Business Friendly and Best Human Resources in Small Cities for 2007-2008,” according to Foreign Direct Investment magazine. In 2007, Greenville was listed as one of “America’s 50 Hottest Cities” by Expansion Management magazine.

As of June 30, 2008, with two full-service branches in the Greenville market, we were the 21st largest bank in Greenville County, with $37.8 million in total deposits, or 0.37% of the approximately $10.12 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in Greenville County as of June 30, 2008:

Rank	Bank	Branches	Total Deposits	Market Share
1	Carolina First Bank	13	$2.86 billion	28.29%
2	Wachovia	18	1.48 billion	14.58%
3	BB&T	19	1.16 billion	11.50%
4	Bank of America	16	973.5 million	9.62%
5	Southern First Bank	3	467.9 million	4.62%
6	Suntrust	17	432.0 million	4.27%
7	Bank of Travelers Rest	9	392.7 million	3.88%
8	Palmetto Bank	11	349.7 million	3.46%
9	First Citizens	11	276.4 million	2.73%
10	Greer State Bank	4	275.5 million	2.72%

	All others (24 institutions)	48	1.45 billion	14.33%

	Total	169	10.12 billion	100.00%

21	First National Bank	2	$37.8 million	0.37%

Coastal Region

The Coastal Region consists of historic Charleston and its surrounding counties.  Our full-service branches in Mount Pleasant and on East Bay Street in downtown Charleston serve the fast-growing Charleston market.   The downtown location serves as First National's headquarters for the Charleston market area. According to the FDIC, total deposits in Charleston were $7.31 billion as of June 30, 2008.

As of July 1, 2008, Charleston County’s estimated population totaled 347,490 residents, and population growth for Charleston County is projected to be 6.39% from 2008 to 2013, according to SNL. For 2007, the Charleston-North Charleston Metropolitan Statistical Area (“MSA”) estimated population totaled 630,100 residents and is projected to total 652,380 residents by 2015, according to the Charleston Regional Development Alliance with data provided by the U.S. Census Bureau. The Charleston area achieved an employment growth rate of 16.5% from 2000 through 2007, outpacing national employment growth of 6.7% during that same period, according to the Charleston Regional Development Alliance.

Charleston is the beneficiary of significant investment and development. According to the Charleston Regional Development Alliance, Charleston County has attracted over $5.21 billion in announced capital investment and more than 19,600 new jobs since its inception in 1995. In 2008, Charleston County announced new capital investment projects totaling more than $70 million and introducing more than 350 new jobs to the area. In its August 2008 issue, Inc. magazine ranked Charleston as one of "The Top U.S. Cities for Doing Business," and in April 2007 Charleston was placed in the top 25 for job growth. The Charleston regional economy has attracted over 70 firms with internationally owned operations, according to the Center for Business Research. These firms include Bosch, Berchtold, Maersk Sealand, Rhodia, and Holset Engineering. Domestic firms also maintain significant operations in the Charleston area, including MeadWestvaco, Nucor Steel, Alcoa, Arborgen, Blackbaud, and Piggly Wiggly. In addition, as of July 2008, the U.S. Navy and the Charleston Air Force Base collectively employed over 20,000 full-time employees, according to the Charleston Metro Chamber of Commerce.

Charleston is also a popular travel destination, which helps fuel the local economy. Condé Nast Traveller magazine has ranked Charleston as one of the country's top 10 domestic travel destinations for the past 16 years. According to the Charleston Metro Chamber of Commerce, in 2007 there were over 4.3 million visitors to the Charleston region with an aggregate regional economic impact of $3.09 billion.

As of June 30, 2008, with two full-service branches in the Charleston market, we were the 20th largest bank in Charleston County, with $36.6 million in total deposits, or 0.50% of the approximately $7.31 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in Charleston County as of June 30, 2008:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	21	$2.01 billion	27.45%
2	Bank of America	16	1.06 billion	14.46%
3	First FS&LA of Charleston	19	991.7 million	13.56%
4	National Bank of South Carolina	6	441.0 million	6.03%
5	Tidelands	3	383.5 million	5.24%
6	Community First Bank	4	352.9 million	4.83%
7	BB & T	7	336.6 million	4.60%
8	First Citizens	15	311.6 million	4.26%
9	Southcoast Community Bank	7	306.7 million	4.19%
10	Carolina First Bank	4	186.9 million	2.56%

	All others (15 institutions)	34	936.8 million	12.82%

	Total	136	7.31 billion	100.00%

20	First National Bank	2	$36.6 million	0.50%

Northern Region

The opening of our loan production office in February 2007 in Rock Hill marked our entry into the Northern Region of our franchise.  This region includes growing York and Lancaster counties and the suburbs south of Charlotte, North Carolina. In 2001, York County had an estimated population of 199,957 residents and is projected to total 221,763 residents by 2012, according to the York County Economic Development Board. York County attracted over $46.3 million in announced capital investment in 2008, according to the South Carolina Department of Commerce. According to Rock Hill Economic Development, Rock Hill had an estimated population of 59,620 residents in 2007 and is projected to total 66,683 residents by 2012.

According to the U.S. Department of Housing and Urban Development, York County had one of, if not, the highest median household incomes in the state at $64,300 estimated for 2008.  The three largest employers in York County are Wells Fargo Home Mortgage, Bowater and Duke Power.  York County had $2.02 billion in deposits as of June 30, 2008, according to the FDIC.  With its opening already approved by the OCC, construction should be completed to open our full-service branch in the Tega Cay community of Fort Mill during the second quarter of 2009, which will also serve as our Northern region headquarters.

Midlands Region

As discussed previously, Columbia’s central location in the state and convenient access to I-20, I-26, and I-77 makes this area one of the fastest growing areas in South Carolina according to U.S. Census data.  Home to the state capital, the University of South Carolina, and a variety of service based and light manufacturing companies, this area provides a growing and diverse economy.

As of June 30, 2008, with four full-service branches in the Midlands market, we were the 8th largest bank in Richland County, with $147.4 million in total deposits, or 1.54% of the approximately $9.6 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in Richland County as of June 30, 2008:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	19	$2.41 billion	25.27%
2	Bank of America	15	2.08 billion	21.78%
3	National Bank of South Carolina	9	2.0 billion	20.60%
4	BB & T	9	820.8 million	8.59%
5	First Citizens	16	793.8 million	8.31%
6	Carolina First Bank	7	434.2 million	4.54%
7	South Carolina B&T	4	171.3 million	1.79%
8	First National Bank	4	147.4 million	1.54%
9	Bankmeridian	1	144.6 million	1.51%
10	First Community Bank	4	111.5 million	1.17%

	All others (13 institutions)	25	467.2 million	4.90%

	Total	113	$9.55 billion	100.00%

Lending Activities

General.  We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg, Greenville, Charleston, Columbia or Rock Hill markets.  As of December 31, 2008, we had total loans, including mortgage loans held for sale, of $709.3 million, representing 87.3% of our total assets.  We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.

Our credit risk management function is comprised of our senior credit officer and his credit department who execute our loan review process.  Through our credit risk management function, we continuously review our loan portfolio for credit risk.  This function is independent of the credit approval process and reports directly to our CEO. It provides regular reports to the board of directors and its committees on its activities.  Adherence to underwriting standards is managed through a documented credit approval process and post-funding review by the credit department.  Based on the volume and complexity of the problem loans in our portfolio, we adjust the resources allocated to the process of monitoring and resolution of these assets.  Compliance with these standards is closely supervised by a number of procedures, including reviews of exception reports.

Once problem loans are identified, policies require written plans for resolution and periodic reporting to credit risk management to review and document progress.  The Asset Classification Committee meets quarterly to review items such as credit quality trends, problem credits and updates on specific credits reviewed.  This committee is composed of executive management and credit risk management personnel, as well as several representatives from our board of directors.

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during the fourth quarter of 2008 to $39.5 million.  As of March 31, 2009, this amount had increased to $69.1 million. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114, specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically in the counties in and around Charleston along the South Carolina coast, and the economy in general.  Recent reviews by the credit department have specifically focused on our residential real estate development and construction borrowers.

Our analysis of impaired loans and their underlying collateral values has revealed the continued deterioration in the level of property values as well as reduced borrower ability to make regularly scheduled payments.  Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes.  Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices.  As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers has also been reduced.  This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust payment sources.  Within the last several months, several of our clients have reached the point where payment sources have been exhausted which has increased our level of nonaccrual loans and foreclosed properties.

On December 31, 2008 and December 31, 2007, $69.1 million and $12.0 million in loans were on nonaccrual status, respectively.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the twelve-month periods ended December 31, 2008 and 2007, was approximately $1,139,000 and $139,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2008 and 2007.  There were impaired loans, under the criteria defined in FAS 114, of $69.1 million and $12.0 million with related valuation allowances of approximately $8.3 million, net of chargeoffs during 2008 of $4.5 million, and $655,000 at December 31, 2008 and 2007, respectively.  The amounts presented as of December 31, 2008 reflect our analysis of the effect of events subsequent to the balance sheet date to the date of this report.

Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are generally permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank.  As of December 31, 2008, $96.6 million, or approximately 13.6% of our loans and 237.8% of our capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.

We have focused our lending activities primarily on small- and medium-sized business owners, commercial real estate developers, and professionals.  We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  As of December 31, 2008, our 10 largest individual customer loan balances represented approximately $38.4 million, or 5.5% of the loan portfolio, excluding mortgage loans held for sale.

Real Estate Mortgage Loans.  Loans secured by real estate mortgages are the principal component of our loan portfolio.  To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in real estate whenever possible, in addition to other available collateral.  As of December 31, 2008, loans secured by first or second mortgages on real estate made up approximately $636.8 million, or 89.8% of our loan portfolio, excluding mortgage loans held for sale.

Within the broader category of real estate mortgage loans, the following table describes the loan categories of one-to-four family residential real estate loans, multi-family residential real estate loans, home equity loans, commercial real estate loans, and land loans as of December 31, 2008 (dollars in thousands):

Type of Real Estate Loan	Amount
One-to-four residential	$103,081
Multi-family residential	9,242
HELOC	66,842
Commercial real estate	345,114	(1)
Land	112,499

Total	$636,778	(2)

(1)	Includes Small Business Administration (“SBA”) loans.
(2)	Total real estate loans do not include mortgage loans held for sale.

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

Commercial Real Estate Loans. As of December 31, 2008, our individual commercial real estate loans ranged in size from $15,200 to $4.5 million.  The average commercial real estate loan size was approximately $549,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  We prepare a credit analysis in addition to a cash flow analysis to support the loan.  In order to ensure secondary sources of payment and to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

Residential Real Estate Loans.  As of December 31, 2008, our individual residential real estate loans ranged in size from less than $1,000 to $1.8 million, with an average loan size of approximately $146,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%.  We offer fixed and adjustable rate residential real estate loans with amortizations up to 20 years.  To limit our risk, we offer fixed rate and variable rate loans for terms greater than 20 years through a third party, rather than originating and retaining these loans ourselves.  Generally, we do not originate traditional long term residential mortgages for our portfolio, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit.  As of December 31, 2008, included in the residential real estate loans was $27.8 million, or 34.7% of our residential loan portfolio, in first and second mortgages on individuals’ homes.

Home Equity Lines of Credit.  As of December 31, 2008, our individual home equity lines of credit ranged in size from less than $3,000 to $1.5 million, with an average balance of approximately $50,000.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.  Approximately $66.8 million, or 10.5% of First National’s real estate loans, are home equity lines of credit.

Wholesale Mortgage Loans Held for Sale.  Our wholesale mortgage division began operations in January 2007.  This division offers a wide variety of conforming and non-conforming loans with fixed and variable rate options, although the trend is to move towards all loans being conforming or traditional mortgage loans.  Conforming loans are those that are fully documented and are in amounts less than $417,000.  The division offers FHA/VA and construction/permanent products to its customers.  The division’s customers are located primarily in South Carolina and are primarily other community banks.

Real Estate Construction and Land Development Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers.  As of December 31, 2008, our commercial construction and development real estate loans ranged in size from approximately $2,000 to $5.0 million, with an average loan size of approximately $355,000. As of December 31, 2008, our individual residential construction and development real estate loans ranged in size from less than $2,000 to $1.8 million, with an average loan size of approximately $280,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

As of December 31, 2008, total construction and development loans amounted to $223.6 million, or 31.5% of our total loan portfolio.  Included in the $223.6 million were $56.0 million in residential construction loans, or 25.0% of our construction and development loan portfolio, that were made to residential construction developers. We are reducing the concentration of real estate construction and land development loans in our portfolio and have generally ceased making new loans to homebuilders.

Commercial Business Loans.  Most of our commercial business loans are secured by first or second mortgages on real estate, as described above.  We also make some commercial business loans that are not secured by real estate.  We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services.  As of December 31, 2008, our individual commercial business loans ranged in size from less than $1,000 to $1.3 million, with an average loan size of approximately $84,000.  As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  As of December 31, 2008, commercial business loans amounted to $48.4 million, or 6.8%, of our total loan portfolio.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  However, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because consumer loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2008, consumer loans amounted to $8.4 million, or 1.2% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority and have recently been reduced by our Board Loan Committee.  All loans/cumulative debt exceeding $250,000 must be approved by the President, Senior Lending Officer and Senior Credit Officer.  Loans/cumulative debt exceeding $500,000 must be approved by our Board Loan Committee, the Board of Directors, with nine concurring members, can approve loans up to our legal lending limit.  As a result of the consent order the bank entered into with the OCC on April 27, 2009, additional procedures will be required before loans can be approved.  The bank may not, without approval of the Board Loan Committee, grant, extend, renew, alter or restructure any loan or other extension of credit until any outstanding credit or collateral exceptions are resolved.

Credit Administration and Loan Review.  We seek to emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.  We rely heavily on the experience and knowledge of these individuals as well as our senior credit officer and his credit department to implement and maintain our credit culture.  However, despite their efforts, we have experienced a decline in credit quality over the last eighteen months as economic conditions in our markets have worsened.  We maintain a continuous internal loan review system and engage an independent consultant on an annual basis to review loan files on a test basis to confirm our loan grading.  Each loan officer is responsible for every loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.  In the past, the compensation of our lending officers has been dependent in part on the asset quality of their loan portfolios.  We have adopted an incentive plan under which our loan officers are eligible to receive cash bonuses for achieving monthly and annual goals relating to, among other things, loan production and maintenance of minimum quality levels for the officer’s loan portfolio.  However, payment of incentives under this plan has been suspended during the current period of reduced profitability for the bank.

 Our dedication to strong credit quality is reinforced by our internal credit review process and performance benchmarks in the areas of nonperforming assets, chargeoffs, past dues, and loan documentation.  We intend to add additional employees to assist with credit administration and loan review as the complexity of this area grows.  In addition to our own in-house credit review function, we currently engage an outside firm to evaluate our loan portfolio on a quarterly basis for credit quality, a second outside firm for compliance issues on an annual basis, and a third outside firm to provide advice and recommendations and respond to specific loan-related inquiries at any time.  Pursuant to the executed consent order with the OCC, our bank’s loan review function will be enhanced by quarterly written reporting to the board of directors on the content of the results of the loan reviews performed.

Special Assets Management Group.  In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, we have formed a special assets management group.  This group’s objective is the expedient workout/resolution of assigned loans and assets at the highest present value recovery.  This separate operating unit reports directly to the senior credit officer with personnel dedicated solely to the assigned special assets.  When loans are scheduled to be moved to the group, they are assessed and assigned to the special assets officer best suited to manage that loan/asset.  The assigned special assets officer then begins the takeover and review process to determine the recommended action plan.  These plans are reviewed and approved by the senior credit officer and submitted for final approval.  In cases where the plan involves a loan restructure or modification, appropriate risk controls such as improved requirements for borrower/guarantor financial information, principal reductions or additional collateral or loan covenants specific to the project or borrower, may be utilized to preserve or strengthen our position.  The group also manages the disposition of foreclosed properties from the pre-foreclosure deed steps to the management, maintenance and marketing efforts with the objective of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs.

Lending Limits.   Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, our bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank as of December 31, 2008, our legal lending limit was approximately $10.3 million.  We sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

Deposit Services

One of our principal sources of funds is core deposits (deposits other than time deposits of $100,000 or more).  As of December 31, 2008, approximately 76.8% of our total deposits were obtained from within our branch network.  We also rely on time deposits of $100,000 or more to support our growth, which are generally obtained through brokers with whom we maintain ongoing relationships.  Due to the April 27, 2009 execution of the consent order with the OCC, we are no longer able to accept, renew or roll over the time deposits obtained through brokers without a waiver from the FDIC.  There is no assurance that the FDIC will grant us a waiver.    We do not obtain time deposits of $100,000 or more through the internet.  As of December 31, 2008, 42.2% of our total time deposits were deposits of $100,000 or more.

We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to certificates of deposit.  We regularly review our deposit rates to ensure that we remain competitive in our markets.

Trust and Investment Management Services

Since August 15, 2002, we have offered trust and investment management services through an alliance with Colonial Trust.  This arrangement allows our consumer and commercial customers access to a wide variety of services provided by Colonial Trust, including trust services, professional portfolio management, estate administration, individual financial and retirement planning, and corporate retirement planning services.  We receive a residual fee from Colonial Trust based on a percentage of the aggregate assets under management generated by referrals from the bank.

Other Banking Services

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to our customers which generate noninterest income for us, we also provide a variety of unique options to complement our core business features.  Combining these options with standard products and services allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  Through our alliance with WorkLife Financial, we are able to offer business expertise to our customers in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services through a fee based arrangement which provides residual income to us.

 In addition, we earn income through the origination and sale of residential mortgages.  Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

We offer other banking services including safe deposit boxes, traveler’s checks, direct deposit, United States savings bonds, and banking by mail.  We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers.  We provide ATM transactions to our customers at no charge; however, we receive ATM transaction fees from transactions performed at our branches by persons who are not customers of the bank.  We are associated with the Cirrus and Pulse ATM networks, which are available to our customers free of charge throughout the country.  Since we outsource our ATM services, we are charged related transaction fees from our ATM service provider.  We have contracted with an outside vendor to provide our core data processing services and our ATM processing.  Given our current size, we believe that outsourcing these services reduces our overhead by matching the expense in each period to the transaction volume that occurs during the period, as a significant portion of the fee charged is directly related to the number of loan and deposit accounts and the related number of transactions we have during the period.

First National Online, our internet website www.fnbwecandothat.com, provides our personal and business customers access to internet banking services, including electronic bill payment services and cash management services including account-to-account transfers.  The internet banking services are provided through a contractual arrangement with an outside vendor.

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

First National Bancshares, Inc.

We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated there under.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

As a bank holding company, we had elected to be treated as a “financial holding company,” which allows us to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  In order to maintain our  financial holding company status, each insured depository institution we control would have to be well-capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).  Our bank’s regulatory classification no longer qualifies as well-capitalized after our execution of the consent order with the OCC on April 27, 2009. Therefore, by notice of a letter dated April 30, 2009, to the Federal Reserve, we are decertified as a financial holding company.  The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.  However, none of the activities of our holding company will be affected by our decertifying.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  If the bank were to become “undercapitalized” (see below “First National Bank of the South—Prompt Corrective Action”), we would be required to provide a guarantee of the bank’s plan to return to capital adequacy.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratios of “certain” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the bank and are described below under “First National Bank of the South—Capital Regulations.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First National Bank of the South—Dividends.”  We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”).  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the S.C. Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

First National Bank of the South

The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the bank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has temporarily increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Transaction Account Guarantee Program (discussed below in greater detail) which fully insures certain noninterest bearing transaction accounts. The OCC and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

The OCC requires that the bank maintain specified capital ratios of capital to assets and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Risk-weighted assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both bank holding companies and banks are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more unless the bank is subject to an enforcement action or specific directive to maintain higher capital ratios.  Certain implications of the regulatory capital classification system and our bank’s current capital condition are discussed in greater detail below.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established “prompt corrective action” regulations in which every FDIC insured institution is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines  as described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The prompt corrective action regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

•
Well-Capitalized—The institution exceeds the required minimum level for each relevant capital measure.  A well- capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

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

Our bank is required to maintain higher capital levels due to minimum requirements included in the formal enforcement action it executed with the OCC on April 27, 2009.  As a result, the bank is currently deemed to be adequately capitalized.  See Capital Resources for more details on the bank’s current capital condition and Consent Order for more details on the minimum capital requirements set forth in the consent order.

Because the bank is not considered well-capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  There is no assurance that the FDIC will grant us the approval when requested.

 Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless it is determined that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to our holding company.

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

         •        loan documentation;

         •        credit underwriting;

         •        interest rate risk exposure; and

         •        asset quality.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

                 Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  Institutions participating in the TAGP pay a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  On March 17, 2009, the FDIC adopted an interim rule that extends the DGP and imposes surcharges on existing rates for certain debt issuances.  This extension allows institutions that have issued guaranteed debt before April 1, 2009 to issue guaranteed debt during the extended issuance period that ends on October 31, 2009. For such institutions, the guarantee on debt issued on or after April 1, 2009, will expire no later than December 31, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 60 to 110 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012 and 75 to 125 basis points (annualized) for covered debt outstanding until after June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  We have elected to participate in the TAGP.

                 In addition, on March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•
The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating Banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

•
The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements

Insurance of Deposit Accounts and Regulation by the FDIC.   First National Bank of the South deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC- insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.   For deposits held as of March 31, 2009, institutions are assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.   Effective April 1, 2009, assessments will take into account each institution's reliance on secured liabilities and brokered deposits.   This will result in assessments ranging from 7 to 77.5 basis points.  We anticipate our future insurance costs to be substantially higher than in previous periods due to the change in our regulatory capital classification resulting from the consent order we executed with our bank’s regulators on April 27, 2009.

FDIC-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980’s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Dividends.  The company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the bank. Statutory and regulatory limitations apply to the bank’s payment of dividends to the company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.  As a result of the executed enforcement action with the OCC, our bank may only pay dividends when it is in compliance with its approved capital plan required to be completed under the terms of the consent order and with the approval of the OCC.  There can be no assurance that the OCC would grant such approval.

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

Anti-Tying Restrictions.  Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services, or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

The deposit operations of the bank also are subject to a number of federal laws, such as:

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

Enforcement Powers.  The bank and its “institution-affiliated parties,” including its management, employees, agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The company and the bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

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

Like other lending institutions, our bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

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

As of June 30, 2008, there were 17 other financial institutions in Spartanburg County, 24 other financial institutions in Charleston County, 33 other financial institutions in Greenville County, 22 other financial institutions in Richland County, and 14 other financial institutions in York County.  We compete with institutions in these markets both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, and Wachovia.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  Other local or regional financial institutions have considerable business relationships and ties in their respective communities that assist them in competing for attracting customers.

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

Employees

As of March 31, 2009, we had 156 employees, of which 17 were part-time.  These employees provide the majority of their services to our bank.

Item 1A.         Risk Factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K.

There is substantial doubt about our ability to continue as a going concern.

In its report dated April 29, 2009, our independent registered public accounting firm stated that the uncertainty created by our inability to repay or replace our holding company's line of credit or to obtain a waiver of covenant defaults on that line of credit through December 31, 2009 raises substantial doubt about our ability to continue as a going concern.  The lender has agreed in writing not to pursue the collateral underlying the line of credit through June 30, 2009.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time.  Our board of directors is actively considering strategic alternatives to secure additional capital for a variety of corporate purposes, including providing the funds needed to repay the outstanding balance on our line of credit in accordance with the terms of the related loan agreement.  We can give no assurance that a capital transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current shareholders and could adversely affect the price of our common stock.  If we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern. Therefore, there is a risk the lender may declare an event of default under the line of credit, revoke the line of credit and attempt to exercise available remedies under the loan agreement including foreclosing on our bank stock collateral if the current agreement preventing this action until June 30, 2009 is not renewed.

We have sustained losses from a decline in credit quality and may see further losses.

                   Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Problems with credit quality or asset quality could cause our interest income and net interest margin to decrease, which could adversely affect our business, financial condition, and results of operations. We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry. The residential housing market has been substantially affected by the current economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates.  As a result, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve during 2008 to $18.0 million to address the risks inherent within our loan portfolio. Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

                   Our loan losses could exceed our allowance for loan losses. Our average loan size has increased in recent years over historic levels, and reliance on our historic allowance for loan losses may not be adequate. As of December 31, 2008, we had $114.1 million in loans on our classified list, including loans classified since December 31, 2008. Classified loans are loans graded as substandard, doubtful or loss. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire chargeoff. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

•	cost overruns;

•	declining property values;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects or units in a timely manner.

                   The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase our percentage of nonperforming assets.  An increase in nonperforming loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

As a result of our bank’s recent examination by the OCC, we have become subject to a consent order pursuant to which the OCC will require us to take certain actions.

The bank’s primary federal regulator, the OCC, recently completed a safety and soundness examination of the bank, which included a review of our asset quality.  We have received the final report from this examination.  In addition, the bank entered into a consent order with the OCC on April 27, 2009, which contains a requirement that our bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks by August 25, 2009.   As a result of the terms of the executed consent order, the bank is no longer  deemed “well-capitalized,” regardless of its capital levels.  Under this enforcement action, we no longer meet the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and we are required to obtain OCC or FDIC approval before making certain payments to departing executives and before adding new directors or senior executives. Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, we will be required to take certain other actions in the areas of capital, liquidity, asset quality and interest rate risk management, as well as to file periodic reports with the OCC regarding our progress in complying with the order. We expect that the matters covered by our commitments, and the requirements of the executed formal enforcement action, are and would be appropriate and prudent responses to the issues facing us.   Any material failure to comply with the terms of the consent offer could result in further enforcement action by the OCC.  While we intend to take such actions as may be necessary to comply with the requirements of the consent order, we may be unable to comply fully with the deadlines or other terms of the consent order.

Our bank may become subject to a federal conservatorship or receivership if it cannot comply with the consent order, or if its condition continues to deteriorate.

As noted above, the executed consent order requires us to create and implement a capital plan, including provisions for contingency funding arrangements.  In addition, the condition of our loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete our capital and other financial resources.  Should we fail to comply with the capital and liquidity funding requirements in the consent order, or suffer a continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver.  If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the bank and we subsequently may be exposed to significant claims by the FDIC and the OCC.

If we do not perform well, we may be required to increase the valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the ability to generate taxable income from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance against the deferred tax asset must be established with a corresponding charge to net income. Charges to increase the valuation allowance against the deferred tax asset could have a material adverse effect on our results of operations and financial condition.

A significant portion of our loan portfolio is secured by real estate, and the recent weakening of the local real estate market could continue to hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2008, approximately 89.8% of our loans had real estate as the primary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  As of December 31, 2008, total residential construction and development loans totaled $56.1 million, or 8.1% of the loan portfolio. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner. Although we believe that the combination of specific reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the residential construction loan portfolio as of December 31, 2008, there can be no assurances in this regard. Recently, there has been a weakening of the residential real estate market and property values have been impacted negatively in our primary market areas. This weakened market has resulted and may continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio were originated in recent years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning. As a result, a portfolio of more mature loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If chargeoffs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and possibly our capital.

 Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels to reflect the changing risk inherent in our portfolio of existing loans and any additions to our loan portfolio,, which may affect our short-term earnings.

  Federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan chargeoffs, based on judgments different than those of our management. Any increase in the amount of our provision of loans charged off as required by these regulatory agencies could have a negative effect on our operating results.

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

                  While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both. Pending final review by CLO and Credit Administration, as of December 31, 2008, approximately $96.6 million, or approximately 13.6% of our loans, net of unearned income, had loan-to-value ratios that exceeded regulatory supervisory limits. We generally consider making such loans only after taking into account the financial strength of the borrower. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

Liquidity needs could adversely affect our financial condition and results of operation.

        We have historically relied on dividends from our bank as a viable source of funds to service our holding company’s operating expenses, which are typically dividends and interest payments on preferred stock and other borrowings; however, given our bank's recent losses, this source of liquidity is no longer viable.  Therefore, we have a greater dependence on other funding sources to cover these expenses, such as drawing on our holding company’s line of credit with a correspondent bank.  As outlined in the terms of our current waiver, we will not be permitted to make additional draws on our line of credit other than to pay interest on the line of credit while we are not in compliance with all covenants associated with the line of credit.  Due to the increase in our nonperforming assets and the negative impact on our profitability, we are not in compliance with three of these covenants and are operating under a temporary waiver of these covenant defaults that is in effect until the lender completes its quarterly review of our December 31, 2008 financial statements relating to noncompliance with these covenants.    In addition, the lender has agreed to not pursue the collateral underlying the line of credit through June 30, 2009.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time by the lender.  Future waivers are discretionary and will be granted based on our correspondent bank’s review of our quarterly financial information.  There is no assurance that our lender will grant any future waivers.

 Traditionally, the primary sources of funds of our bank subsidiary are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.   Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits.  There can be no assurance these sources will be sufficient to meet our future liquidity demands.  In addition, several of these sources have become restricted as a result of the issuance of our final regulatory examination report and the terms of the executed consent order with the OCC on April 27, 2009.

Our decision not to declare a dividend on our noncumulative preferred stock for the first quarter of 2009 and our intention to defer interest on our trust preferred securities will likely restrict our access to the debt capital markets until such time as we are current on our interest payments, which will further limit our sources of liquidity.

In light of the current period of volatility in the financial markets and our net loss for 2008, our board of directors did not declare a dividend for the first quarter of 2009 to our preferred shareholders.  The board expects to evaluate the decision to declare future dividends to preferred shareholders on a quarterly basis and may resume payment of these dividends in future quarters.  We also intend to defer future quarterly interest payments on our trust preferred securities as allowed by the terms of the underlying documents for similar reasons.

 Because we have ceased to be deemed "well-capitalized" under applicable regulatory standards, we will no longer be able to accept, renew or roll over  brokered deposits and will be forced to find other sources of liquidity, limit our growth and/or sell assets, which could materially and adversely affect our financial condition and results of operation.

The bank’s total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage capital ratio were 9.75%, 8.48%, and 7.23%, respectively, as of December 31, 2008.  Generally, the regulatory guidelines for these measures for a bank to be considered "well-capitalized" are 10.00%, 6.00%, and 5.00%, respectively. However, the bank entered into a consent order with the OCC on April 27, 2009, which contains a requirement that our bank achieve and maintain minimum capital requirements by August 25, 2009 that exceed the minimum regulatory capital ratios for “well-capitalized” banks.    As a result of the  terms of the executed consent order, the bank is no longer deemed “well-capitalized” regardless of its capital levels.   As a result, we are not able to accept, renew or roll over brokered deposits without a waiver from the FDIC.  Under FDIC regulations, "well-capitalized" insured depository institutions may accept brokered deposits without restriction.   “Adequately capitalized” insured depository institutions may accept, renew, or roll over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates), while “undercapitalized” insured depository institutions may not accept or renew brokered deposits.  There is no assurance that the FDIC will grant us a waiver.

As of December 31, 2008, we had brokered deposits of $150.2 million, of which $131.6 million are scheduled to mature prior to December 31, 2009.  Because of the consent order we will seek to find other sources of liquidity to replace these deposits as they mature while we pursue a waiver from the FDIC to regain our ability to accept, renew or roll over brokered deposits, which is not assured.  As a result, we must limit our growth, raise additional capital, and/or sell assets, which could materially and adversely affect our financial condition and results of operations.

We may face damage to our reputation and business as a result of negative publicity, including increase in deposit outflows.

Recent negative publicity that has been experienced due to our weak earnings performance, coupled with the substantial drop in our stock price over the last few quarters, has resulted in a minor level of deposit outflows. We believe that approximately 16.7% of our deposits are above FDIC insurance limits, and these deposits are particularly susceptible to withdrawal based on negative publicity about our current financial condition.  In addition, the increase in FDIC insurance limits to $250,000 per depositor from $100,000 per depositor is only in place through December 31, 2009.  We cannot predict whether the limit will be maintained or reduced when it expires. Future negative news, such as information about the OCC consent order executed on April 27, 2009, or a default notice on our line of credit with our correspondent bank, could raise withdrawal levels beyond the capacity of our currently available liquidity, which would result in a takeover of the bank by the FDIC.  Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation.  We cannot guarantee that we will be successful in avoiding damage to our business from a decline in our reputation.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

              Negative developments in the capital markets in the latter half of 2007 and in 2008 and the expectation of the general economic downturn continuing in 2009 have resulted in uncertainty in the financial markets in general. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  So far in 2009, there has been a continuation of the economic downturn or prolonged recession, an extension of which would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 91.7% of our interest income for the year ended December 31, 2008.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases, the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

We compete with these types of institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many competitors are well established, larger financial institutions, such as BB&T, Bank of America, and Wachovia with substantially greater access to capital and other resources. These institutions offer larger lending limits and some services, such as extensive and established branch networks, that we do not provide. In new markets, we will also compete against well-established community banks that have developed relationships within the community.

Our relatively smaller size can be a competitive disadvantage due to the lack of multi-state geographic diversification and the inability to spread our marketing costs across a broader market. We may not be able to compete successfully with other financial institutions in our markets and may have to pay higher interest rates, as we have done in some marketing promotions in the past to attract deposits, resulting in reduced profitability. In addition to paying higher interest rates to attract deposits, we may need to find alternative funding sources to fund the growth in our loan portfolio. In 2008, deposit growth was not sufficient to fund our loan growth and we have used proceeds from Federal Home Loan Bank advances, out-of-market time deposits and principal and interest payments on available-for-sale securities to make up the difference. However, our borrowing ability is limited and has become more limited since our bank entered into the consent order with the OCC on April 27, 2009.  Thus, we may face contraction in our net interest margin if we must pay higher rates for deposits and borrowings to sustain our liquidity.

Changes in interest rates and our ability to successfully manage interest rates may reduce our profitability.

Our profitability depends in large part on the net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We believe that we are liability sensitive over a one-year time frame, which means that our net interest income will generally rise in falling interest rate environments and decline in rising interest rate environments. Our net interest income will be adversely affected if the market interest rate changes such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. Right now, short-term interest rates are at an all-time low, while time deposit rates remain stubbornly high.  This has severely squeezed our net interest margin.  If this situation persists, it could have a significant adverse affect on our profitability.

We need to raise additional capital that may not be available.

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described above, we have an immediate need to increase our capital ratios which requires us to raise additional capital and/or reduce the size of our balance sheet.  In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future to support continued growth. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired. In addition, if we issue additional equity capital, our existing shareholders' interest would be diluted.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  During the year ended December 31, 2008, we paid $529,000 in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC-insured depository institutions, and the FDIC’s new liquidity guarantee program, the deposit insurance premium assessments paid by all banks will increase.  In addition to the increases to deposit insurance assessments approved by the FDIC, the bank’s risk category has also changed as a result of the recent regulatory examination which will also increase the bank’s premium assessments in 2009.  The FDIC has also proposed imposing a 20-basis point special emergency assessment payable September 30, 2009, with authorization of the FDIC board to implement an additional 10 basis-point premium in any quarter.  In addition, the FDIC has indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our bank.  As a result, we anticipate our future insurance costs to be substantially higher than in previous periods.

We may not be able to reduce the balance on our holding company’s outstanding line of credit with a correspondent bank.

We have drawn approximately $9.5 million upon a revolving line of credit with a correspondent bank in the amount of $15 million.  We pledged all of the stock of our bank subsidiary as collateral for the line of credit, which contains various debt covenants.  As of December 31, 2008, we were not in compliance with certain covenants related to net income and asset quality contained in our related loan agreement.   As outlined in the terms of our current waiver, we will not be permitted to make additional draws on our line of credit other than to pay interest on the line of credit while we are not in compliance with the covenants.  We are currently operating under a waiver of covenant defaults as of September 30, 2008 that is in effect until the lender completes its quarterly review of our December 31, 2008 financial statements relating to noncompliance with these covenants.  We believe that the lender will continue to grant us such future waivers quarterly, but we do not have any assurances in this regard.  The lender has agreed not to pursue the collateral underlying the line of credit through June 30, 2009.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time by the lender.  Therefore, there is a risk that the lender may declare an event of default under the line of credit when our current waiver expires, revoke the line of credit and attempt to foreclose on our bank stock collateral if we are unable to pay off the outstanding balance on the line of credit or obtain future waivers.

Our core customer base of small- to medium-sized businesses may have fewer financial resources to weather the recent downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If the recent harsh economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The Emergency Economic Stabilization Act of 2008, or EESA, was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system.  The TLGP has two components. First, the FDIC will provide a complete guarantee of certain unsecured debt of participating organizations issued before June 30, 2009. Second, the FDIC will provide full insurance coverage for noninterest bearing transaction accounts, regardless of dollar amount, until December 31, 2009.  The Company did not opt out of the TLGP so its noninterest-bearing transaction accounts are fully FDIC-insured.

There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

We have only recently adopted our new business plan and may not be able to implement it effectively.

Our future performance will depend on our ability to implement our new business plan successfully.  This implementation will involve a variety of complex tasks, including reducing our level of NPAs by continuing to aggressively work problem credits, exploring a bulk sale of loans or OREO, and possibly requiring significant write-downs to facilitate disposition.  We will also continue to increase core deposits, reduce dependency on wholesale funding (brokered CD’s and FHLB borrowings) and increase low cost accounts (DDA’s, NOW, etc.).  This should help expand our net interest margin and earnings without requiring additional capital.   Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and results of operations.

Our recent operating results may not be indicative of our future operating results.

 We have historically grown at a rapid rate, but in the current economic climate we will likely not be able to grow our business as we have in the past and we may decide to contract our business through the sale of some of our assets.  Consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our business, financial condition, and results of operation may be adversely affected because a high percentage of our operating costs are fixed expenses and would not experience a proportionate decrease.

Significant risks accompany our recent expansion.

We have recently experienced significant growth by opening new branches or loan production offices and through acquisitions. Such expansion could place a strain on our resources, systems, operations, and cash flow. Our ability to manage this expansion will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. Risks associated with our recent acquisition activity include the following:

•	inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to our recently acquired institution or its assets;

•	our lack of experience in markets into which we have entered;

•	difficulties and expense in integrating the operations and personnel of the combined businesses;

•	loss of key employees and customers as a result of an acquisition that is poorly received;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	impairment of total loss of goodwill associated with our acquisition.

We may not be able to integrate any banks we have acquired successfully. Our inability to overcome these risks could have a material adverse effect on our ability to achieve our business strategy and on our financial condition and results of operations.

We depend on key individuals, and the unexpected loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

 Jerry L. Calvert, our president and chief executive officer, has substantial experience with our operations and has contributed significantly to our growth since our founding. If we lose Mr. Calvert's services, he would be difficult to replace and our business and development could be materially and adversely affected. Our success is dependent on the personal contacts and local experience of Mr. Calvert and other key management personnel in each of our market areas. Our success also depends in part on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel, including our chief financial officer, Kitty B. Payne, and our chief lending officer, David H. Zabriskie. We have entered into employment agreements with each of these executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. The unexpected loss of the services of several of these key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

                   We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the OCC, the FDIC, and the Federal Reserve Board. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to remain "well-capitalized" and "well managed" for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and FDIC insurance, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

                   The laws and regulations applicable to the banking industry could change at any time, and the effects of these changes on our business and profitability cannot be predicted. For example, new legislation or regulation could limit the manner in which we may conduct business, including our ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. Moreover, as a regulated entity, we can be requested by regulators to implement changes to our operations. In the past we have addressed areas of regulatory concern through the adoption of board resolutions and improved policies and procedures.

Changes in federal laws could adversely affect our wholesale mortgage division.

        Changes in federal laws regarding the oversight of mortgage brokers and lenders could adversely affect our ability to originate, finance, and sell residential mortgage loans. The enactment of federal laws, such as licensing requirements for mortgage brokers, applicable to the types of mortgage loans originated could increase costs of operations and adversely affect origination volume, which would negatively impact our business, financial condition, and results of operations.

Item 1B.	Unresolved Staff Comments.

We have no unresolved staff comments with the SEC regarding our periodic or current reports under the Exchange Act.

Item 2.	Properties.

Properties

The following table provides information about our properties.

Location	Owned/Leased	Expiration	Square Footage and Description
Upstate Region

Corporate Headquarters and Main Office 215 North Pine Street Spartanburg, South Carolina	Leased(1)	02/15/2032
Approximately 3.0 acre site which includes a 15,000 square foot building with office space and a full-service branch opened in February 2001 as well as an additional 14,500 square feet of finished space housing our operations center completed in April 2007

2680 Reidville Road Spartanburg, South Carolina	Owned/Leased(2)	05/30/2020	3,500 square foot branch office opened in 2000
3090 Boiling Springs Road Boiling Springs, South Carolina	Leased(1)	02/15/2032	3,000 square foot branch office opened in 2002
Market Headquarters 3401 Pelham Road Greenville, South Carolina	Leased(3)	10/9/2032	6,000 square foot full-service branch office and market headquarters opened in June 2007
713 Wade Hampton Blvd. Greer, South Carolina	Leased(3)	10/9/2032	3,000 square foot full-service branch office opened in August 2007
200 North Main Street Suite 200 Greenville, South Carolina	Leased	10/31/2008	1,700 square foot office housing our wholesale mortgage division opened in January 2007

Coastal Region

Market Headquarters 140 East Bay Street Charleston, South Carolina	Leased	08/31/2016	5,379 square foot market headquarters and full-service branch office in historic downtown Charleston opened in April 2007
651 Johnnie Dodds Blvd. Mount Pleasant, South Carolina	Leased(3)	10/09/2032	1,700 square foot branch office opened in 2005
260 Seven Farms Dr., Suite B Daniel Island, South Carolina	Leased	01/31/2009	853 square foot loan production office opened in February 2006

Midlands Region (4)

Market Headquarters 1350 Main Street Columbia, South Carolina	Leased	1/31/2012	9,718 square foot full-service branch office acquired in Carolina National acquisition in January 2008
4840 Forest Drive Columbia, South Carolina	Leased	1/31/2012	2,000 square foot full-service branch office acquired in Carolina National acquisition in January 2008
5075 Sunset Boulevard Lexington, South Carolina	Owned/Leased(2)	1/31/2023	Opened in July 2008 3,000 square foot full-service branch
Corner of Two Notch Road and Sparkleberry Lane Columbia, South Carolina	Leased	8/31/2015	2,000 square foot full-service branch office acquired in Carolina National acquisition in January 2008
6041 Garner’s Ferry Road Columbia, South Carolina	Leased	4/30/2021	3,309 square foot full-service branch office acquired in Carolina National acquisition in January 2008

Northern Region

724 Arden Way, Suite 230 Rock Hill, South Carolina	Leased	03/01/2008	1,188 square foot loan production office opened in February 2007

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

(4)  We also lease a parcel of land one block from the Columbia market headquarters office on which we operate a drive-through facility under a long-term lease.

               We intend to open a full-service branch in York County, South Carolina in 2009 on a parcel of land that we purchased in January of 2008 for approximately $1.4 million.

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

Our common stock is listed on The NASDAQ Global Market under the symbol “FNSC.”  As of March 31, 2009, there were 1,135 shareholders of record. On April 16, 2009, we received a letter from NASDAQ indicating that we no longer complied with the continued listing requirements set forth in NASDAQ Listing Rule 5250(c)(1). The letter was issued as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, on or before April 15, 2009, the grace period provided for by our Notification of Late Filing on Form 12b-25. With this submission of our Annual Report on Form 10-K, we anticipate that NASDAQ will find us to be in compliance once again.

The following table shows the high and low sales prices published by NASDAQ for each quarter for the three year period ended December 31, 2008.  The prices shown reflect historical activity and have been adjusted for the 3 for 2 stock splits distributed on March 1, 2004 and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

	2008		2007		2006
	High	Low	High	Low	High	Low
First Quarter	$13.15	$9.61	$19.39	$14.87	$20.32	$15.94
Second Quarter	10.45	6.50	18.73	14.40	19.63	14.32
Third Quarter	7.15	4.80	15.50	12.95	18.00	14.72
Fourth Quarter	$5.77	$1.44	$15.47	$11.60	$15.61	$14.52

Our ability to pay cash dividends is dependent upon receiving cash in the form of dividends from our bank.  However, certain restrictions exist regarding the ability of the bank to transfer funds to the company in the form of cash dividends.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend).  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  In addition, the terms of the consent order executed by our bank with the OCC on April 27, 2009 places further restrictions on the bank’s ability to pay dividends to the holding company.  Further, we cannot pay cash dividends on our common stock during any calendar quarter unless full dividends on the Series A Preferred Stock for the dividend period ending during the calendar quarter have been declared and we have not failed to pay a dividend in the full amount of the Series A Preferred Stock with respect to the period in which such dividend payment in respect of our common stock would occur.

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

The following table sets forth equity compensation plan information as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column

Equity compensation plans approved by security holders(1)	428,238	$6.98	308,207
Equity compensation plans not approved by security holders (2)	663,507	$3.92	-

Total	1,091,745	$5.12	308,207

(1)
Pursuant to the Merger Agreement approved at special meetings of the First National and Carolina National shareholders held in December of 2007, an additional 141,346 shares of common stock are reserved for issuance upon the exercise of options outstanding as of the effective date of the Merger that were converted into options to purchase shares of First National common stock.

(2)
Each of our organizers received, for no additional consideration, a warrant to purchase two shares of common stock for $3.92 per share (adjusted for 3 for 2 stock splits distributed on and March 1, 2004 January 18, 2006, and 6% stock dividend distributed May 16, 2006 and the 7% stock dividend distributed on March 30, 2007) for every three shares purchased during our initial public offering completed in February 2000.  The warrants are represented by separate warrant agreements.  One-fifth of the warrants vested on each of the first five anniversaries of the completion of the offering and they are exercisable in whole or in part during the ten-year period following that date.  The warrants may not be assigned, transferred, pledged or hypothecated in any way.  The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws.  If the OCC or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited if not immediately exercised.

Item 6.	Selected Financial Data.

Selected Consolidated Financial and Other Information
(dollars in thousands, except per share data)

	2008	2007	2006	2005	2004
Summary of Operations
Net interest income	$20,008	$17,503	$14,161	$9,511	$6,512
Provision for loan losses	20,460	1,396	1,192	594	679
Noninterest income	5,020	4,151	2,079	1,855	1,771
Noninterest expense	51,649	14,159	8,901	6,476	4,966
Income taxes	(2,234)	2,039	2,095	1,461	823
Net income/(loss)	$(44,847)	$4,060	$4,052	$2,835	$1,815
Per common share - basic	$(7.56)	$0.93	$1.12	$0.90	$0.59
Per common share - diluted	$(7.56)	$0.84	$0.94	$0.73	$0.49

Year End Balance Sheets
Investment securities	$81,662	$70,530	$63,374	$45,151	$36,165
Loans, net of unearned income	692,876	474,685	379,490	251,405	188,508
Allowance for loan losses	23,033	4,951	3,795	2,719	2,259
Mortgage loans held for sale	16,411	19,408	-	-	-
Total assets	812,742	586,513	465,382	328,769	236,344
Noninterest-bearing deposits	39,088	44,466	31,321	18,379	15,695
Interest-bearing deposits	607,761	427,362	345,380	253,316	176,116
FHLB advances and other borrowed funds	107,736	51,051	45,446	26,612	23,079
Junior subordinated debentures	13,403	13,403	13,403	6,186	6,186
Shareholders' equity	40,624	47,556	26,990	22,029	13,911
Tangible book value per share	3.78	8.02	7.38	7.13	5.22
Tangible book value per share (diluted)	5.36	8.49	7.29	6.21	6.21
Book value per share (diluted)	$5.49	$8.49	$7.29	$6.21	$6.21

Average Balance Sheets
Investment securities	$73,371	69,785	52,423	39,683	$35,352
Loans, net of unearned income	682,437	430,683	314,610	222,026	160,914
Total interest-earning assets	779,940	516,757	373,253	269,745	199,653
Noninterest-bearing demand deposits	41,920	32,588	23,056	18,009	15,641
Interest-bearing deposits	600,870	394,223	285,522	208,854	159,386
FHLB advances	$60,538	41,014	33,421	27,966	$13,657

Ratios and Other Data
Return on average assets	(5.43)%	0.76%	1.05%	1.01%	0.87%
Return on average equity	(54.01)%	10.89%	16.82%	17.72%	13.87%
Net interest margin	2.57%	3.39%	3.79%	3.53%	3.26%
Efficiency ratio	206.37%	65.39%	54.81%	56.98%	59.94%
Total risk-based capital ratio (holding company)	8.33%	13.48%	11.13%	13.16%	12.21%
Total risk-based capital ratio (bank)	9.75%	10.72%	10.01%	11.35%	11.83%
Net chargeoffs to average loans	0.78%	0.06%	0.04%	0.06%	0.03%
Nonperforming assets to loans and OREO, year end	10.89%	3.02%	0.15%	0.16%	0.03%
Allowance for loan losses to loans, year end	3.32%	1.04%	1.00%	1.08%	1.20%
Closing market price per share	$2.06	$13.14	$14.95	$17.60	$15.58
Price to earnings, year end	(1.26)	15.64	15.90	24.11	31.80

All share and per share data reflects the 3 for 2 stock splits distributed on March 1, 2004, and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

FIRST NATIONAL BANCSHARES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Overview

The impact of the current economic challenges facing the banking industry negatively impacted our results of operations during 2008 which included our first net loss for a reporting period since we recorded our first quarterly profit in the fourth quarter of 2001.  We reported the following results of operations for the year ended December 31, 2008:

Provisions for loan losses increased as a result of the increase in our nonperforming assets.

Our nonperforming assets increased dramatically during 2008 due to the severe housing downturn and real estate market deterioration in each of our market areas.  As a result, we recorded a provision for loan losses during 2008 of $20.5 million, as compared to $1.4 million during 2007.  Included in the provision for loan losses of $20.5 million recorded during 2008 is $19.0 million which was recorded to reflect specific impairment charges related to the increase in our nonperforming assets during the year, in excess of the general provision for the loan losses recorded for 2008 of $1.5 million.  The Coastal Region of our franchise, primarily in and around Charleston, South Carolina, has been particularly affected by the volatility and weakness in the residential housing market.  These conditions have negatively affected the economy in this region of our state, making it especially difficult for a higher percentage of borrowers in this region to repay their loans to us than in other regions.   As of December 31, 2008, our nonperforming assets were $75.5 million, as compared to $38.0 million as of September 30, 2008.   As of December 31, 2007, our nonperforming assets were $14.3 million.

The net interest margin declined from 2007 to 2008 as a result of the rapidly declining interest rate environment and continued liquidity pressure.

During 2008, in an effort to alleviate liquidity, capital and other balance sheet pressures on financial institutions, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008.  The benchmark two-year Treasury yield began 2008 at a high of 3.05% but had decreased to 0.77% as of December 31, 2008 and the ten-year Treasury yield, which began 2008 at 4.03%, closed 2008 at 2.21%.   These dramatic changes in market interest rates have resulted in a lower net interest margin for us in 2008 as compared to previous years, which also caused our 2008 earnings to suffer.  The unprecedented interest rate reductions by the Federal Reserve described above had a negative impact on our net interest margin since interest rate cuts reduced the yield on our adjustable rate loans immediately, but our deposit costs did not fall as quickly or as far in response to these interest rate reductions since liquidity pressure in the retail deposit markets has kept these costs high.

Although the net interest margin fell by 82 basis points from 3.39% in 2007 to 2.57% in 2008, the increase in earning assets resulted in an increase of 14.3% in net interest income, which was relatively lower than the 62% increase in noninterest expense from 2007 to 2008.  The net interest income in 2008 increased to $20.0 million from $17.5 million in 2007, while noninterest expenses were $51.6 million for 2008, as compared to $14.2 million in 2007.  The relatively higher increase in noninterest expenses occurred primarily as a result of added operating costs related to the $220.9 million in assets added from the acquisition of Carolina National Corporation (Nasdaq:  CNCP) that closed on January 31, 2008.  In addition, higher noninterest expenses were incurred in 2008 to reflect the costs associated with the higher level of nonperforming assets from 2007 to 2008.  These expenses include impairment charges on the value of other real estate owned, salaries of personnel performing the duties of managing nonperforming assets and various carrying costs related to the foreclosed properties owned by our bank.

A noncash accounting charge was recorded in 2008 to reflect the impairment of goodwill required to be evaluated as a result of declining stock prices for financial institutions.

We recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of our annual testing of goodwill for impairment as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, we were required to perform the second step of the analysis to determine the amount of the impairment.  We prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, we determined that no amount of the net asset value could be allocated to goodwill and we recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008. Our regulatory capital ratios are not affected by this noncash impairment charge.

Highlights of Results of Operations

The following table sets forth selected measures of our financial performance for the periods indicated (dollars in thousands).

As of or for the Years Ended December 31,

	2008	2007	2006
Total revenue(1)	$25,028	$21,654	$16,240
Net income/(loss)	(44,847)	4,060	4,052
Total assets	812,742	586,513	465,382
Total loans(2)	692,876	474,685	379,490
Total deposits	646,849	471,828	376,701

(1)	Total revenue equals net interest income plus total noninterest income.
(2)	Includes nonperforming loans, net of unearned income; does not include mortgage loans held for sale.

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

In reponse to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the  U.S. Department of Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America and that are consistent with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in footnote 1 to our audited consolidated financial statements as of December 31, 2008.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.  Management relies heavily on the use of judgments, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses, income taxes and intangible assets.  A brief discussion of each of these areas follows:

Allowance for Loan Losses

Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Please see "Allowance for Loan Losses" for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of the ability of the company to continue as a going concern, management has established a valuation allowance for the deferred tax asset.  Based on the assumptions used by management regarding the ability of the bank to generate future earnings and the execution of tax planning strategies to generate income, the actual amount of the future tax benefit received may be different than the amount of the deferred tax asset net of the associated valuation allowance.

Intangible Assets

We recorded intangible assets in connection with the Merger, including goodwill, core deposit intangible, and purchase accounting adjustments to loans, deposits and leases to reflect the difference between the fair value and the book value of these assets and liabilities.  The methodology used to arrive at these fair values involves a significant degree of judgment.  To determine the value of assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors.  The use of different discount rates or other valuation assumptions could produce significantly different results.  The outcome of valuations performed by management have a direct  bearing on the carrying amounts of assets and liabilities, including goodwill and the assets and liabilities acquired in the Merger.  The valuation and testing methodology used in our analysis of goodwill impairment are summarized in Note 1 – Summary of Significant Accounting Policies and Activities to the consolidated financial statements.

Results of Operations

Income Statement Review

Summary

Our net loss was $44.8 million, or $7.56 per diluted share, for the year ended December 31, 2008, as compared with net income of $4.1 million, or $0.84 per diluted share, for the year ended December 31, 2007.  Our net loss for the year ended December 31, 2008 included an impairment provision for goodwill of $28.7 million and an increase in provision for loan losses due to the severe housing downturn and real estate market deterioration in each of our market areas as well as a valuation allowance on our deferred tax asset. Diluted common shares outstanding for the year ended December 31, 2008, increased by 25.9% over the same period in 2007, due to the effect of a prorated amount to reflect the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008.  The dilutive effects of the $18 million in noncumulative convertible perpetual preferred stock issued in July 2007 are not included in diluted weighted average shares outstanding for the year ended December 31, 2008 because we recognized a net loss for the year ended December 31, 2008.  Net interest income for the year ended December 31, 2008, increased by 14.3% or $2.5 million to $20.0 million, as compared to $17.5 million recorded during the same period in 2007, primarily due to the growth in average earning assets since December 31, 2007, of $263.2 million, or 50.9%. The increase in average earning assets during this period includes $191.3 million from the Carolina National acquisition.

Our net income was $4.1 million, or $0.84 per diluted share, for the year ended December 31, 2007, as compared with $4.0 million, or $0.94 per diluted share, for the year ended December 31, 2006.  The relatively flat net income included a $3.3 million, or 23.6%, increase in net interest income.  The increase in net interest income was due primarily to the growth of our loan portfolio, which is largely made up of variable-rate loans.  The favorable blend of variable-rate to fixed-rate loans more than offset the increase in deposits.  In our deposit portfolio, the cost of funds was driven by increased rates, which outweighed the increase in volume for 2007.

Our return on average assets decreased from 0.76% for the year ended December 31, 2007, to (5.43%) in 2008.  This decreased return is due to the current year’s net loss, compared to prior year’s net income, despite an increased average asset base.  The diminished return on assets reflects the impact of the decreased net interest margin and an increased provision for loan losses.  Loans continued to contribute to net interest income as our most lucrative earning asset, but their positive contribution was proportionally matched by the growth in deposits, whose volume contributed approximately $11.8 million in costs, while loan growth generated almost double that expense at $21.5 million in income.  In contrast, lower loan rates reduced the positive contribution from loan volume by $16.2 million, or approximately threefourths of the positive contribution from greater loan volume. This ratio was matched on the deposit side, for which lower rates reduced those costs by approximately $8.9 million.

Our return on average assets decreased from 1.05% in 2006 to 0.76% in 2007 due to the flat net income compared to an increased average asset base.  The diminished return on assets reflects the impact of the decreased net interest margin.  Loans continued to grow consistently and to contribute to net interest income as our most lucrative earning asset, but their positive contribution was outweighed by the increased cost of funds, whereas deposit rates contributed approximately $7.0 million in costs, while deposit growth generated substantially less expense at $3.5 million.  In contrast, loan growth, at $8.1 million, contributed almost the same level of expense as loan rates, at $9.2 million.

Our return on average equity decreased from 10.89% for the year ended December 31, 2007 to (54.01%) for the year ended December 31, 2008.  This decrease was driven by our net loss recognized in 2008 versus net income for 2007 and the large increase in our average equity due to the acquisition of Carolina National during the first quarter of 2008.  Average equity had increased in 2007 due to $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007.

Our return on average equity decreased 16.82% in 2006 to 10.89% in 2007.  This decrease was driven by the large increase in our average equity due to the $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007, while our net income remained about the same from 2006 to 2007.  In addition, noninterest expense increased during 2007 due to the expansion of our branch network and the continued development of our infrastructure.

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

Our net interest income increased $2.5 million, or 14.3%, to $20.0 million in 2008, from $17.5 million in 2007.  Our net interest income increased $3.3 million, or 23.6%, to $17.5 million in 2007, from $14.2 million in 2006.  The increase in net interest income from 2007 to 2008 was due primarily to the growth in our average earning assets of $263.2 million, or 50.9%, which was partially offset by a decrease in our net interest margin for the years ended December 31, 2007 and 2008.  The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition.  The increase in net interest income from 2006 to 2007 was due primarily to the growth of our loan portfolio, as reflected in an increase in our average earning assets of 38.4% in 2007, which was partially offset by a decrease in our net interest margin of 40 basis points from 3.79% to 3.39% for the years ended December 31, 2006 and 2007, respectively.  The decrease in the net interest margin was primarily attributable to the high cost of deposits due to the increases in the prime rate that occurred throughout 2006.

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

                                                                  Average Balances, Income and Expenses, and Rates
                                                              For the Years Ended December 31,

	2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans, excluding held for sale	$682,438	$40,901	5.98%	$430,683	$35,661	8.28%	$314,610	$26,237	8.34%
Mortgage loans held for sale	11,834	703	5.92%	10,384	668	6.43%	-	-	-
Investment securities	73,371	3,477	4.73%	69,785	3,293	4.72%	52,423	2,329	4.44%
Federal funds sold and other	12,297	306	2.48%	5,905	346	5.86%	6,220	320	5.14%
Total interest-earning assets	$779,940	$45,387	5.80%	$516,757	$39,968	7.73%	$373,253	$28,886	7.74%

Time deposits	$435,285	$18,038	4.13%	$272,730	$13,940	5.11%	$201,957	$9,129	4.52%
Savings & money market	121,919	3,199	2.62%	76,184	3,445	4.52%	57,962	2,331	4.02%
NOW accounts	43,666	802	1.83%	45,285	1,487	3.28%	25,603	674	2.63%
FHLB advances	60,538	2,060	3.39%	41,014	1,957	4.77%	33,421	1,570	4.70%
Junior subordinated debentures	13,403	740	5.51%	13,403	1,025	7.65%	11,663	877	7.52%
Federal funds purchased and
short-term borrowings	19,365	540	2.78%	10,864	611	5.63%	2,612	144	5.51%
Total interest-bearing liabilities	$694,176	$25,379	3.65%	$459,480	$22,465	4.89%	$333,218	$14,725	4.42%

Net interest spread			2.15%			2.84%			3.32%
Net interest income/margin		$20,008	2.57%		$17,503	3.39%		$14,161	3.79%
Noninterest-bearing demand deposits	$41,920			$32,588			$23,056
The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 2.15% for the year ended December 31, 2008, compared to 2.84% for the year ended December 31, 2007 and 3.32% for the year ended December 31, 2006.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.57% for the year ended December 31, 2008, as compared to 3.39% for the year ended December 31, 2007 and 3.79% for the year ended December 31, 2006.

The decrease in our net interest spread and our net interest margin from 2007 to 2008 was principally due to the faster decrease in yields on average interest-earning assets relative to the repricing of our average interest-bearing liabilities following the decreases in the prime rate during 2007 and 2008. We anticipate that loans will continue to remain level throughout 2009, as we strive to improve our net interest income by managing our cost of funds. Changes in interest rates paid on assets and liabilities, the rate of growth of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income. Therefore, improving our net interest income in the current challenging market will continue to require deliberate and attentive management.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The following table sets forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Changes in Net Interest Income
	For the Years Ended December 31, 2008 vs. 2007 Increase (Decrease) Due to				For the Years Ended December 31, 2007 vs. 2006 Increase (Decrease) Due to			For the Years Ended December 31, 2006 vs. 2005 Increase (Decrease) Due to

			One-Day Difference (2)
	Volume	Rate		Total	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$376	$(417)	$1	$(40)	$(42)	$122	$80	$(68)	$89	$21
Investment securities	170	5	9	184	664	989	1,653	507	240	748
Mortgage loans held for sale	93	(60)	2	35	668	-	668	-	-	-
Loans(1)	20,902	(15,760)	98	5,240	8,052	9,151	17,203	6,444	4,329	10,776
Total interest-earning assets	$21,541	$(16,232)	$110	$5,419	$9,342	$10,262	$19,604	$6,883	$4,658	$11,545

Interest-Bearing Liabilities
Deposits	$10,353	$(7,236)	$51	$3,168	$3,452	$6,988	$10,440	$2,469	$3,180	$5,649
FHLB advances	935	(837)	5	103	331	548	879	181	465	645
Federal funds purchased	480	(554)	2	(72)	354	169	523	39	65	104
Junior subordinated debentures	-	(288)	3	(285)	132	273	405	336	162	497
Total interest-bearing liabilities	$11,768	(8,915)	61	2,914	$4,269	7,978	12,247	$3,025	$3,872	$6,895

Net interest income	$9,773	$(7,317)	$49	$2,505	$5,073	$2,284	$7,357	$3,858	$786	$4,650

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

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

Our provision for loan losses was $20.5 million, $1.4 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The percentage of allowance for loan losses was increased to 3.32% of gross loans outstanding as of December 31, 2008, from 1.04% as of December 31, 2007. Also included in the allowance for loan losses as of December 31, 2008, is $2.9 million added from the acquisition of Carolina National.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  Management believes that specific reserves have been allocated in its allowance for loan losses as of December 31, 2008 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral.  No assurances can be given in this regard, however, especially considering the overall weakness in the commercial real estate market.

The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate portfolio, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in a net loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2008 and December 31, 2007, nonperforming assets (nonperforming loans plus other real estate owned) were $75.5 million and $14.3 million, respectively.  The $75.5 million in nonperforming assets as of December 31, 2008, included $1.7 million in nonperforming assets related to the acquisition of Carolina National.  The $1.7 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the years ended December 31, 2008 and 2007, was approximately $1,139,000 and $139,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2008 and 2007.  There were impaired loans, under the criteria defined in FAS 114, of $69.1 million and $12.0 million with related valuation allowances of $8.3 million, net of $4.5 million in chargeoffs during 2008 and $655,000 at December 31, 2008 and 2007, respectively.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	Years Ended December 31,
	2008	2007	2006
Mortgage banking income	$2,251	$1,858	$-
Service charges and fees on deposit accounts	1,766	1,270	1,080
Gain on sale of investment securities	207	117	33
Other	796	906	966
Total noninterest income	$5,020	$4,151	$2,079

Noninterest income was $5.0 million for the year ended December 31, 2008 as compared to $4.2 million for the year ended December 31, 2007, an increase of $800,000.  This increase for the year ended December 31, 2008, compared to the year ended December 31, 2007, occurred primarily due to increases in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts. The income generated by the origination and sale of residential mortgages for the year ended December 31, 2008 increased by $393,000, or 21.2%, as compared to $1.9 million earned for the year ended December 31, 2007.

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

Noninterest Expenses

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	Years Ended December 31,
	2008	2007	2006
Goodwill impairment	$28,732	$-	$-
Salaries and employee benefits	11,429	7,876	5,128
Occupancy and equipment	3,375	2,030	1,046
Other real estate owned expense	1,757	31	-
Data processing and ATM expense	1,303	702	587
Public relations	708	635	541
Telephone and supplies	675	426	295
Professional fees	589	513	183
Loan related expenses	534	409	114
FDIC insurance	529	331	35
Other	2,018	1,206	972
Total noninterest expense	$51,649	$14,159	$8,901

Noninterest expense was $51.6 million for 2008, as compared to $14.2 million in 2007, an increase of 264.8%.  We recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of our annual testing of goodwill for impairment as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, we were required to perform the second step of the analysis to determine the amount of the impairment.  We prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, we determined that no amount of the net asset value could be allocated to goodwill and we recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.

The other significant item included in noninterest expense is salaries and employee benefits, which totaled $11.4 million, $7.9 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  This increase reflects the cost of personnel to support our expansion into new markets, including our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008.  The year ended December 31, 2008 also reflects a full twelve months of expenses for the three full-service branches added throughout 2007.  In addition, we added our twelfth full-service branch, our fifth in the Columbia market, in Lexington, South Carolina, in July of 2008.

  Noninterest expense was $14.2 million for 2007, as compared to $8.9 million in 2006, an increase of $5.3 million. The majority of the 59.1% increase reflects the cost of salaries and other variable expenses that have grown to support our expansion efforts.  The most significant item included in noninterest expense is salaries and employee benefits, which totaled $7.9 million for the twelve months ended December 31, 2007, as compared to $5.1 million for the same period in 2006, an increase of 54.9%.  This increase reflects the cost of personnel to support our expansion into new markets, particularly our Greenville full-service branch, the Rock Hill loan production office and our wholesale mortgage division, all new cost centers since the year ended December 31, 2006.

Occupancy and equipment expenses were $3.4 million, $2.0 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The 66.3% increase, or $1.3 million, comparing 2008 and 2007 reflects expenses for a full twelve months for the Greer full-service branch, the Greenville and East Bay market headquarters, and the Spartanburg home office expansion, all completed during 2007.  In addition, costs of the four new Columbia area full-service branches added to our branch network on January 31, 2008, are reflected in the year ended December 31, 2008, as well as the costs of the fifth Columbia market full-service branch in Lexington, which opened in July 2008.

Other real estate owned expense increased by $1,726,000, from $31,000 for the year ended December 31, 2007 to $1,757,000 for the year ended December 31, 2008.  This expense includes costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  This amount also includes writedowns of $1,562,000 to the carrying value of these foreclosed properties as market conditions have changed subsequent to the foreclosure action. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Data processing and ATM expenses were $1.3 million and $702,000 for the years ended December 31, 2008 and 2007, respectively.  The majority of the increase of 85.6% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  The growth in loan and deposit accounts is primarily due to the acquisition of Carolina National, and also due to the increased customer base resulting from the full-service branches added throughout 2007. Data processing and ATM expenses were $702,000 and $587,000 for the years ended December 31, 2007 and 2006, respectively.  The majority of the increase of 19.6% in 2007 reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.

Public relations expense increased slightly by 11.5%, or $73,000, to $708,000 for the year ended December 31, 2008, as compared to $635,000 for the same period in 2007.  During 2008, we implemented a rebranding project, which we began developing in the fourth quarter of 2007.  The rebranding, which debuted publicly in the third quarter of 2008, will drive all our future marketing endeavors.  Public relations expense increased by 17.4% to $635,000 for 2007, as compared to $541,000 in 2006, primarily due to increased community relations expenditures and continued expansion of print and television media advertising as a result of our increasing customer base and expansion into the Charleston, Columbia, Greenville and Rock Hill markets.

Professional fees increased by $76,000, or 14.8%, from 2007 to 2008, and $330,000, or 180.3%, from 2006 to 2007.  The increased from 2006 to 2007 reflect costs related to our preparation for the compliance with the requirements outlined by Section 404 of the Sarbanes-Oxley Act of 2002.  We had hired an outside consultant to assist us in this process.  In addition, the year ended December 31, 2007 reflected increased expenses for the services of our third party internal auditor for various department and branch audits and for the services of our third party loan reviewer.  The bank-employed internal auditor position was vacant for most of 2007, causing our increased reliance on the third party provider, compared to the year ended December 31, 2006.  During the third quarter of 2007, we hired a bank-employed internal auditor, whose role helped decrease reliance on our third party provider.  Our bank’s expansion and the continual focus on loan quality, internal controls and performance drove these increased costs during the year ended December 31, 2007.

The years ended December 31, 2008 and 2007 also included an additional expense for FDIC insurance premiums, which were reinstituted during 2007 and reflect the growth in our deposits of $529,000 and $331,000, respectively, compared to $35,000 for the year ended December 31, 2006.

Included in the line item “other,” which increased $812,000, or 67.3%, between 2008 and 2007 and $234,000, or 24.1%, between 2007 and 2006, are charges for fees paid to our board of directors and our newly formed regional boards in the Greenville and Columbia markets in 2008; postage, printing and stationery expenses; and various customer-related expenses. Also included in other noninterest expenses for the year ended December 31, 2008 were increased regulatory fees of $64,000 and $164,000 in bond and property insurance-related insurance premiums of $63,000, due to the addition of three full-service branches throughout 2007, as well as the acquisition of Carolina National effective January 31, 2008.   Finally, the amortization of intangibles related to the acquisition totaled $146,000 for the year ended December 31, 2008.

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

	Years ended December 31,
	2008	2007	2006
Income tax expense/(benefit)	$(2,234)	$2,039	$2,095
Net income/(loss) before income taxes	(47,081)	6,099	6,147
Effective income tax rate	4.75%	33.43%	34.00%

Our effective tax rate for 2008 decreased from 2007.  The deferred tax expense recognized to record the valuation allowance against the deferred tax asset as of December 31, 2008 partially offset the deferred tax benefit recognized to reflect the impact of nontaxable income in addition to the tax benefit of the net operating loss reflected for the year ended December 31, 2008.  Our effective tax rate for 2007 was consistent with 2006.

Balance Sheet Review

General

As of December 31, 2008, we had total assets of $812.7 million, an increase of $226.2 million, or 38.6%, over total assets of $586.5 million on December 31, 2007.  Of this $226.2 million increase, $220.9 million was attributable to the acquisition of Carolina National.  Total assets on December 31, 2008, and December 31, 2007, consisted of loans including mortgage loans held for sale and net of unearned income and allowance for loan losses of $709.3 million and $494.1 million, respectively; securities available for sale of $81.7 million and $70.5 million, respectively; other assets of $29.5 million and $15.4 million, respectively; premises and equipment, net accumulated depreciation and amortization of $7.6 million and $3.0 million, respectively; and cash and cash equivalents of $7.7 million and $8.4 million, respectively.  Total loans include $203.3 million from the acquisition of Carolina National.

Our interest-earning assets, consisting of total loans net of unearned income, securities available for sale and interest-bearing bank balances, grew to $801.8 million as of December 31, 2008, or an increase of 41.0% over the balance of $568.8 million as of December 31, 2007.  As of December 31, 2008 and December 31, 2007, short-term overnight investments in interest-bearing bank balances comprised less than 1% of total interest-earning assets of $801.8 million and $568.8 million, respectively.  Although the loan portfolio grew in the year ended December 31, 2008, the majority of the increase was due to the acquisition of Carolina National, with loan production for the twelve-month period diminished compared to the twelve-month period ended December 31, 2007. The continued deterioration in the South Carolina real estate markets and the volatile economy in general support restraint in the current growth strategy for our loan portfolio.

Also included in interest-earning assets as of December 31, 2008 are mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007.  During the twelve months ended December 31, 2008, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $318 million in loans to be sold to secondary market investors.  Of the loans held for sale, approximately $321 million had been sold as of December 31, 2008, with approximately $16.4 million remaining on the balance sheet as mortgage loans held for sale.  The activity for the wholesale mortgage division during its initial reporting period, the twelve months ended December 31, 2007, represented an investment of funds, as the loans generated during the period outweighed the loans sold during the period by approximately $19.4 million.  Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period.  Therefore, the liquidity needs of this activity have leveled off, as the ongoing activity of the wholesale mortgage division has begun to provide for funding of future loans with the proceeds from the sale of loans in the existing portfolio.

Premises and equipment increased by $4.6 million, net of purchases and depreciation expense as of December 31, 2008, in part due to the acquisition of Carolina National whose Columbia area properties represented $1.3 million as of December 31, 2008.  The remaining $3.1 million represented the purchase of a 1.4 acre outparcel of land and the costs of the related construction that is underway on our future York County market headquarters in the Tega Cay community of Fort Mill, South Carolina, the purchase of land and costs associated with the extension of the parking area adjacent to the home office in Spartanburg, and approximately $1.1 million in construction costs for the new Lexington branch, which opened in July 2008.

For the year ended December 31, 2008, our interest-bearing deposits included wholesale funding in the form of brokered CDs of approximately $150.2 million.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee.  These guidelines place limits on our brokered CDs as a percentage of total assets, dictate that our current interest rate risk profile determines the terms of brokered CDs and that we only accept brokered CDs from approved correspondents.  In addition, we do not generally obtain time deposits of $100,000 or more through the Internet.  These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our liabilities on December 31, 2008, were $772.1 million, an increase of 43.3% over liabilities as of December 31, 2007 of $539.0 million, and consisted primarily of $646.8 million in deposits, $86.3 million in FHLB advances, $13.4 million in junior subordinated debentures, and $9.5 million in long-term debt.  The deposit growth includes approximately $187.3 in deposits from the acquisition of Carolina National.  While we have historically used federal funds as a reliable source of short-term funding, we have increasingly focused on growing our core deposit base to enhance our liquidity.  Marketing efforts, such as a new branding initiative launched in August 2008 and a targeted officer calling program, are being actively managed and continue to support this objective.

Shareholders’ equity on December 31, 2008, was $40.6 million, as compared to shareholders’ equity on December 31, 2007, of $47.6 million.  The slight increase between December 31, 2007 and December 31, 2008, reflects the additional 2.7 million common shares issued to the former Carolina National shareholders as of January 31, 2008.  This increase was partially offset by the loss recognized for the year ended December 31, 2008, primarily made up of the chargeoff of goodwill recognized during 2008 in connection with the merger transaction.  In addition, the unrealized gain on our securities portfolio increased.   Also, we utilized cash to purchase shares under our share repurchase program and for cash dividends on our preferred stock.

Investments

On December 31, 2008 and 2007, our investment securities portfolio of $81.7 and $70.5 million, respectively, represented approximately 12.4% of our interest-earning assets.  As of December 31, 2008 and 2007, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $80.8 million and $70.5 million, respectively, for an unrealized gain of $861,000 and an unrealized gain of $56,000, respectively.   As a result of the growth in our loan portfolio and the historically low fixed rates during the past several years, we have maintained a lower than normal level of investments.

Fair values and yields on our investments (all available for sale) as of December 31, 2008, are shown in the following table based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of December 31, 2008
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$-	-	$-	-	$4,013	5.00%	$4,013	5.10%
Mortgage-backed securities	106	5.00%	4,117	4.24%	1,284	4.20%	52,663	5.18%	58,170	5.09%
Municipal securities	-	-	1,359	2.92%	5,695	3.84%	12,425	3.52%	19,479	3.57%

Total	$106	5.00%	$5,476	3.91%	$6,979	3.70%	$69,101	4.88%	$81,662	4.73%

The amortized cost and fair value of our investments (all available for sale) as of December 31, 2008, 2007 and 2006 are shown in the following table (dollars in thousands).

	December 31, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$3,950	$4,013	$10,635	$10,567
Mortgage-backed securities	56,971	58,170	42,891	43,041
Municipal securities	19,880	19,479	16,948	16,922

Total	$80,801	$81,662	$70,474	$70,530

             We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “Other assets.”  The carrying amounts of these investments as of December 31, 2008, 2007 and 2006 consisted of the following:

	As of December 31,
	2008	2007
Federal Reserve Bank stock	$1,821	$966
Federal Home Loan Bank stock	5,344	2,721

The level of FHLB stock varies with the level of FHLB advances and increased during the year ended December 31, 2008, to reflect the net increase in FHLB advances during the year.  The level of Federal Reserve Bank (“FRB”) stock is tied to our equity and was increased in connection with the Carolina National merger.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value. Other Assets

As of December 31, 2008, other assets had grown to $29.5 million from $15.4 million as of December 31, 2007, an increase of 91.6%.  Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities, investments in other banks, as discussed in “Investments” above, and other miscellaneous assets.  While BOLI growth has been marginal, deferred taxes grew $3.7 million, or 322.6%, and investments in bank stock grew $3.5 million, or 91.4%, each compared to December 31, 2007.  Interest receivable and investments in bank stock each grow in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank’s capital, respectively.

Within other assets, the category other real estate owned grew significantly, from $2.3 million at December 31, 2007, to $6.4 million at December 31, 2008, including the addition of Carolina National’s other real estate owned.  The balance in other real estate owned consists of property acquired through foreclosure.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us the ability to control the properties.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and is concentrated in two loan relationships with local real estate developers.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.  Average loans for the years ended December 31, 2008 and 2007were $682.4 million and $430.7 million, respectively.  Total loans outstanding as of December 31, 2008 and 2007 were $709.3 million and $494.1 million, respectively, before the allowance for loan losses.  Beginning in 2007, total loans includes wholesale mortgages held for sale, pending their sale on the secondary market.   Included in the $709.3 million total loans at December 31, 2008 was $16.4 million in wholesale mortgages held for sale.

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2008, (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$48,432	6.83%	$34,435	6.97%	$25,604	6.75%	$20,902	8.31%	$20,255	10.74%
Commercial secured by real estate	429,868	60.61%	322,807	65.33%	261,961	69.03%	152,726	60.75%	104,339	55.35%
Real estate - residential mortgages	206,909	29.17%	111,490	22.56%	86,022	22.67%	71,900	28.60%	59,322	31.47%
Installment and other consumer loans	8,440	1.19%	6,496	1.32%	6,458	1.70%	6,273	2.50%	4,977	2.64%
Total loans	$693,649		$475,228		$380,045		$251,801		$188,893
Mortgage loans held for sale	16,411	2.31%	19,408	3.93%	-	-	-	-	-	-
Unearned income	(773)	(0.11)%	(543)	(0.11)%	(555)	(0.15)%	(396)	(0.16)%	(386)	(0.20)%
Total loans, net of unearned income	$709,287	100.00%	$494,093	100.00%	$379,490	100.00%	$251,405	100.00%	$188,507	100.00%

Less allowance for loan losses	(23,033)		(4,951)	1.04%	(3,795)	1.00%	(2,719)	1.08%	(2,258)	1.20%

Total loans, net	$686,254		$489,142		$375,695		$248,686		$186,249

The principal component of our loan portfolio for all periods presented was commercial loans secured by real estate mortgages.  As the loan portfolio grows, the current mix of loans may change over time.  We do not generally originate traditional long-term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Generally, we limit the loan-to-value ratio on loans we make to 80%.  Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration in certain types of collateral.

The increase in our commercial loans secured by real estate from December 31, 2007, to December 31, 2008, is primarily due to the commercial real estate loans absorbed in the Carolina National acquisition.  We have increased the number of our commercial lending officers over the last several years to support our loan growth.  We expect to continue to focus our origination efforts in commercial real estate and commercial lending.  The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

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

The recent downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  As real estate values have declined, we have been required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  Our other real estate owned has grown to $6.4 million as of December 31, 2008, and these repossessed properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, the increase in overall nonperforming loans could result in a continued decrease in earnings and future increases in the provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry.  The following table shows the spread of the nonaccrual loans geographically and by product type (dollars in thousands).

	December 31, 2008 CRE Nonaccrual Loans by Geography
	Upstate	Midlands	Coastal	Northern & Other	Total	% of Total
CRE Nonaccrual Loans by Product Type

Residential construction	$1,754	$1,726	$11,653	$2,814	$17,947	26.0%
Residential other	5,321	1,207	6,497	414	13,440	19.5%
Residential land	3,658	253	7,281	4,189	15,382	22.3%
Commercial owner occupied	1,635	269	3,612	105	5,622	8.1%
Commercial other	1,861	488	4,234	-	10,242	14.8%
Commercial land	0	250	0	3,658	250	0.4%
Total	$14,230	$4,194	$33,277	$11,180	$62,883	91.1%
CRE Nonaccrual Loans as % of Total Nonaccrual	20.6%	6.1%	48.2%	16.2%	91.1%

Total Nonaccrual Loans December 31, 2008	$69,052

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of December 31, 2008 (dollars in thousands):

	As of December 31, 2008
	One year or less	After one but within five years	After five years	Total
Commercial	$12,221	$12,397	$441	$25,059
Real estate - construction	171,062	51,718	226	223,006
Real estate - mortgage	78,801	294,753	63,747	437,301
Consumer and other	4,485	3,114	684	8,283
Total	$266,569	$361,982	$65,098	$693,649
Mortgage loans held for sale				16,411
Unearned income				(773)
Total loans, net of unearned income				709,287

Loans maturing after one year with:
Fixed interest rates				$191,132
Floating interest rates				$235,948

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

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Significant individual credits classified as doubtful or substandard/special mention within our credit grading system require both individual analysis and specific allocation.

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

We also maintain a general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

Credit Risk Management

Our credit risk management function is comprised of our senior credit officer and the credit department who execute our loan review process.  Through our credit risk management function, we continuously review our loan portfolio for credit risk.  This function is independent of the credit approval process and reports directly to our CEO. It provides regular reports to the board of directors and its committees on its activities.  Adherence to underwriting standards is managed through a documented credit approval process and post funding review by the credit department.  Based on the volume and complexity of the problem loans in our portfolio, we adjust the resources allocated to the process of monitoring and resolution of these assets.  Compliance with these standards is closely supervised by a number of procedures including reviews of exception reports.

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

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during 2008 to $69.1 million, with related valuation allowances of $8.3 million, to address the risks within our loan portfolio.  The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

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

On December 31, 2008, and December 31, 2007, $69.1 million and $12.0 million in loans were on nonaccrual status, respectively.   Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the twelve-month periods ended December 31, 2008 and 2007, was approximately $1,139,000 and $139,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2008 and 2007.  There were impaired loans, under the criteria defined in FAS 114, of $69.1 million and $12.0 million with related valuation allowances of approximately $8.3 million and $655,000 at December 31, 2008 and 2007, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the years in the five-year period ended December 31, 2008 (dollars in thousands):

	2008		2007		2006		2005		2004
Commercial	$1,787	3.6%	$227	5.1%	$454	6.8%	$135	11.1%	$191	12.0%
Real estate - construction	12,648	32.1%	1,551	37.9%	1,062	22.6%	386	20.4%	343	11.2%
Real estate - mortgage	8,509	63.1%	2,532	55.7%	1,841	68.9%	2,110	66.0%	1,111	74.2%
Consumer	89	1.2%	72	1.3%	58	1.7%	48	2.5%	30	2.6%
Unallocated	-	N/A	569	N/A	380	N/A	40	N/A	584	N/A
Total allowance for loan losses	$23,033	100.0%	$4,951	100.0%	$3,795	100.0%	$2,719	100.0%	$2,259	100.0%

We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Please see Note 7- Loans in the Notes to Consolidated Financial Statements included in this report for additional information.

The following table sets forth the changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2008 (dollars in thousands).

	As of December 31,
	2008	2007	2006	2005	2004
Balance, beginning of year	$4,951	$3,795	$2,719	$2,258	$1,631
Allowance from acquisition	2,976	-	-	-	-
Provision charged to operations	20,460	1,396	1,192	594	679
Loans charged off
Residential housing related	(3,771)	(121)	-	(15)	(12)
Owner occupied commercial	-	-	-	-	-
Other	(1,612)	(129)	(139)	(129)	(42)
Total chargeoffs	(5,383)	(250)	(139)	(144)	(54)

Recoveries of loans previously charged off	29	10	23	11	2
Balance, end of period	$23,033	$4,951	$3,795	$2,719	$2,258

Allowance to loans, year end	3.32%	1.04%	1.00%	1.08%	1.20%

Net chargeoffs to average loans	0.78%	0.06%	0.04%	0.06%	0.03%

Nonaccrual loans	$69,052	$12,000	$477	$349	$49

Past due loans in excess of 90 days on accrual status	$-	$-	$-	$-	$-

Other real estate owned	$6,417	$2,320	$-	$-	$-

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.  We historically have had low levels of nonperforming loans, but the current economic conditions have increased those levels to $69.1 million since December 31, 2007.  The net chargeoffs to average loans ratio for the year ended December 31, 2008, was 0.78% as compared to 0.06% for the year ended December 31, 2007. For the year ended December 31, 2008, total net chargeoffs were $5.4 million compared to net chargeoffs of $240,000 for the same period in 2007.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult in recent years to attract retail deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	As of December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$41,920	-	$32,588	-	$23,056	-
NOW accounts	43,666	1.83%	45,285	3.28%	25,603	2.63%
Money market and savings accounts	121,919	2.62%	76,184	4.52%	57,962	4.02%
Time deposits	435,285	4.13%	272,730	5.11%	201,957	4.52%
Total deposits	$642,790		$426,787		$308,578

The increase in time deposits of $100,000 or more for the period ended December 31, 2008, as compared to the balance as of December 31, 2007, primarily resulted from the addition of deposits that were originally obtained from brokered CDs from outside of our primary market by Carolina National.  The maturity distribution of our time deposits of $100,000 or more as of December 31, 2008 is as follows (dollars in thousands):

As of December 31,
2008
Three months or less	$111,745
Over three through six months	63,299
Over six through twelve months	69,814
Over twelve months	28,038
Total	$272,896

              As of December 31, 2008, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $150.2 million.  We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Board Asset Liability Committee.  These guidelines limit our brokered CDs to 25% of total assets and require that we only accept brokered CDs from approved correspondents.  In addition, we do not obtain time deposits of $100,000 or more through the Internet.  We believe these guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.  While brokered CDs have represented a reliable source of wholesale funds in recent years, our recent expansion into new markets throughout South Carolina should allow us to grow our core deposit base, in turn reducing our reliance on brokered CDs and other sources of funds.

We recently received the final report from our bank’s regulatory safety and soundness examination which was completed in November 2008 and on April 27, 2009 our bank entered into a consent order with the OCC.  Based on these two regulatory actions, our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order that our bank entered with the OCC on April 27, 2009.  Our bank is not able to accept, renew or rollover brokered deposits without being granted a waiver of this prohibition by the FDIC.  There is no assurance that the FDIC will grant us a waiver.  Please see the Regulatory Matters section for more details on restrictions on our use of brokered CDs as a funding source.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds during the years ended December 31, 2008, 2007 and 2006, the amounts outstanding as of the end of each period, at the maximum point for each component during the periods the average balance for each period, and the average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown.  See Note 11 - “Lines of Credit”, Note 12 - “FHLB Advances”, and Note 16 - “Junior Subordinated Debentures” in the Notes to Consolidated Financial Statements included in this report for additional disclosures related to these types of borrowings (dollars in thousands).

				Average for the Period
	Ending Balance	Period-End Rate	Maximum Balance	Balance	Rate
As of or for the Year Ended December 31, 2008
FHLB advances	$86,363	2.48%	$90,849	$60,538	3.39%
Federal funds purchased & other short-term borrowings	$21,373	1.17%	$47,845	$19,365	2.78%
Junior subordinated debentures	$13,403	4.52%	$13,403	$13,403	5.51%

As of or for the Year Ended December 31, 2007
FHLB advances	$41,690	4.50%	$49,780	$41,014	4.77%
Federal funds purchased & other short-term borrowings	$9,360	3.99%	$26,269	$10,864	5.63%
Junior subordinated debentures	$13,403	7.12%	$13,403	$13,403	7.65%

As of or for the Year Ended December 31, 2006
FHLB advances	$37,476	4.94%	$48,543	$33,421	4.70%
Federal funds purchased & other short-term borrowings	$7,970	5.41%	$14,391	$2,612	5.51%
Junior subordinated debentures	$13,403	7.44%	$13,403	$11,663	7.52%

As of December 31, 2008, 2007 and 2006, we had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $28.0 million, $59.5 million, and $30.0 million, respectively.

Regulatory Actions and Going Concern Considerations

Consent Order

Due to our condition, the OCC has required that our Board of Directors sign a formal enforcement action with the OCC which conveys specific actions needed to address certain findings from the examination and to address our current financial condition.  We entered into a consent order with the OCC on April 27, 2009, which contains a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The consent order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the consent order to the Board of Directors and the OCC.  As a result of the terms of the executed consent order, we are no longer deemed “well-capitalized,” regardless of our capital  levels.

The consent order with the OCC requires the establishment of certain plans and programs.  It requires the bank, among other things,

•	to establish a compliance committee to monitor and coordinate compliance with the consent order by May 7, 2009;

•	to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009;

•
to develop, by July 26, 2009, a three-year capital plan for the bank, which shall include, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;

•
to develop, by July 26, 2009, a strategic plan covering at least a three-year period, which shall, among other things, include a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific bank personnel who are responsible and accountable for the plan, and a description of systems to monitor the bank’s progress.

•
to revise and maintain, by June 26, 2009, a liquidity risk management program, which assesses, on an ongoing basis, the bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan must include specific plans for how the bank plans to comply with regulatory restrictions which limit the interest rates the bank can offer to depositors;

•
to revise, by June 26, 2009, the bank’s loan policy, a commercial real estate concentration management program.  The bank also must establish a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses.;

•
to take immediate and continuing action to protect the bank’s interest in certain assets identified by the OCC or any other bank examiner by developing a criticized assets report covering the entire credit relationship with respect to such assets;

•
to develop, by July 26, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties; and

•	to develop, by May 27, 2009, a revised OREO program to ensure that the OREO properties are managed in accordance with certain applicable banking regulations.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess our ability to continue as a going concern.  In assessing this assumption, we have taken into account all available information we have deemed relevant about our foreseeable future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2008.  We have a history of profitable operations and sufficient sources of liquidity to meet our short-term and long-term funding needs.  However, our financial condition has suffered during 2008 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last 150 days.  With a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, we have seen a decline in the value of the collateral securing our portfolio as well as rapid deterioration in our borrowers' cash flow and ability to repay their outstanding loans to us.  As a result, our level of nonperforming assets has increased substantially during 2008 to $75.5 million. The level of nonperforming assets has caused us to be out of compliance with certain covenants for our line of credit. For the year ended December 31, 2008, we recorded a $20.5 million provision for loan losses, of which $19.0 million was required to increase the allowance for loan losses to a level which we believe adequately reflected the increased risk inherent in the loan portfolio as of December 31, 2008.

We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   A variety of sources of liquidity are available to us to meet our short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the consent order with the OCC, management has prepared forecasts of these sources of funds and our projected uses of funds during 2009 and believes that the sources available are sufficient to meet our projected liquidity needs for this period. Since December 31, 2008, our liquid, unpledged assets have increased by $140.0 million as we have executed our strategy to increase our short-term liquidity position.

We rely on dividends from our bank as our primary source of liquidity.  The holding company is a legal entity separate and distinct from the bank.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the holding company to meet its obligations, including paying dividends.   In addition, the terms of the pending consent order described above will further limit the bank's ability to pay dividends to the holding company to satisfy its funding needs.  As part of the acquisition of Carolina National Corporation, the holding company had entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund operating expenses of the holding company including interest and dividend payments on its noncumulative preferred stock and trust preferred securities.  The holding company pledged all of the stock of the bank as collateral for the line of credit which had an outstanding balance of $9.5 million as of December 31, 2008.

Due to our increased level of nonperforming assets and reduced profitability, we were not in compliance with several of the covenants on this line of credit as of December 31, 2008 relating to profitability and asset quality.  We had previously satisfied all covenants in the loan agreement.  We are currently operating under a waiver of these covenants and the note is performing under all other terms of the loan agreement.  It has been the lender's practice to perform a quarterly review of our financial condition and to grant a waiver for the upcoming calendar quarter based on the results of this review.  The lender has agreed in writing not to pursue the collateral underlying the line of credit through June 30, 2009.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time.

The uncertainty surrounding the lender's intention to continue granting quarterly waivers of the covenant defaults on the line of credit through December 31, 2009 casts doubt about our ability to continue in operation.  Although uncertainty exists regarding the covenant defaults on the line of credit, the systemic risk in the financial services industry created by the current period of economic distress has negatively affected our financial performance which has resulted in our inability to maintain compliance with all of the covenants on the line of credit.  Nevertheless, should the lender not grant a waiver of the covenant defaults for a future quarter, the lender would have the ability to withdraw the line of credit and require us to secure an alternate source of financing to repay the outstanding balance on the line of credit within a short period of time.  Management has assessed the potential consequences of this action and believes that its current strategy to raise additional capital will enable us to deal with this event if faced with the requirement to obtain alternate financing to repay the outstanding balance on the line of credit within a relatively short period of time if future covenant defaults are not waived by the lender.   In the alternate, the lender could take steps to foreclose on our stock as collateral for the loan if alternate financing to repay the outstanding balance on the line of credit could not be obtained within the required timeframe. In addition, as we are able to execute our strategy to dispose of nonperforming assets and we return to profitability, the covenants on the line of credit would be met and the loan would not be indefault.

We believe that the bank will also need to raise additional capital to absorb the potential losses associated with the disposition of its nonperforming assets and to increase capital levels to meet the standards set forth by the OCC.  As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  Management cannot predict when or if the capital markets will return to more favorable conditions.  Our management is actively evaluating a number of capital sources and balance sheet management strategies to ensure that our projected level of regulatory capital can support its balance sheet.

There can be no assurances that we will be successful in our efforts to raise additional capital during 2009.  An equity financing transaction of this type would result in substantial dilution to our current shareholders and could adversely affect the market price of our common stock.   It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the bank and the holding company, the holding company may be unable to realize its assets and discharge its liabilities in the normal course of business.

           As a result of our assessment of our ability to continue as a going concern, we have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of a potential future default due to noncompliance with covenants on the line of credit, which could affect our ability to continue as a going concern.

Capital Resources

General

Shareholders’ equity on December 31, 2008, was $40.6 million, as compared to shareholders’ equity on December 31, 2007, of $47.6 million.  The decrease between December 31, 2007 and December 31, 2008 reflects the loss recognized for the year ended December 31, 2008, primarily made up of the noncash impairment charge to write off goodwill recorded during 2008 in connection with the Merger, partially offset by the market value as of August 26, 2007, the date of the merger agreement, of the additional 2.7 million common shares issued to the former Carolina National shareholders as of January 31, 2008.  In addition, the unrealized gain on our securities portfolio increased.   This increase was partially offset by the deferred tax expense recognized during 2008 to record a valuation allowance on a portion of our net deferred tax asset as of December 31, 2008.  Also, we utilized cash to purchase shares under our share repurchase program and for cash dividends on our preferred stock during 2008.

The unrealized gain on securities available for sale as of December 31, 2008 reflects the change in the market value of these securities since December 31, 2007.  We believe that the change in the unrealized gain reflected as of December 31, 2008, was attributable to changes in market interest rates.   Our securities portfolio includes investments that are direct obligations of the United States (“U.S.”) government, Federal Agency and U.S. Government obligations and various other bank grade investment securities rated either “A” or “Aa/AA” by Moody’s Investors Service or Standard & Poor’s investment advisory service at the time of purchase, as prescribed by our Investment Policy. We use securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and borrowings from the short-term FRB discount window.  Due to availability of various liquidity sources we intend to hold these securities to maturity.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities combined and limited to 45% of Tier 1 capital, with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of December 31, 2008, the amount of our reserve for loan losses that was not included due to these limitations was approximately $14.0 million.  The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

We utilize trust preferred securities to meet our capital requirements up to regulatory limits.  As of December 31, 2008, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue.  On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, and up to 45% of Tier 1 capital when combined with qualifying preferred shares, with the excess includable as Tier 2 capital.  As of December 31, 2008, the entire $13.0 million of the trust preferred securities qualified as Tier 1 capital.

  Our holding company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, to be considered “adequately capitalized,” we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  However, so long as our bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains these minimum capital ratios to be well-capitalized.

               The following table sets forth the holding company’s and the bank’s various capital ratios as of December 31, 2008, and December 31, 2007.  On an ongoing basis, we continue to evaluate various options, such as issuing trust preferred securities or common stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of December 31, 2008		As of December 31, 2007		To Be Considered Well-Capitalized
	Holding		Holding		Holding
	Co.	Bank	Co.	Bank	Co.	Bank
Total risk-based capital	8.33%	9.75%	13.48%	10.72%	N/A	10.00%

Tier 1 risk-based capital	6.03%	8.48%	11.61%	9.70%	N/A	6.00%

Leverage capital	5.20%	7.23%	9.75%	8.17%	N/A	5.00%

The decrease in our holding company’s capital ratios from December 31, 2007, to December 31, 2008, is primarily due to our growth in assets during this period and to the net loss recorded for the year ended December 31, 2008.  Our bank’s capital ratios only slightly decreased from December 31, 2007 to December 31, 2008 due to the capital contribution from the holding company from the proceeds received from the line of credit in connection with the Merger which closed on January 31, 2008.

Strategic Capital Plan

We have an active program for managing our shareholder’s equity.  Historically, we have used capital to fund organic growth, pay dividends on our preferred stock and repurchase our shares.  Our management team is focused on carefully managing the size of our loan portfolio to maintain an asset base that is supported by our capital resources.  Our objective is to produce above-market long-term returns by opportunistically using capital when returns are perceived to be high and issuing/accumulating capital when such costs are perceived to be low.

As a result of result of recent market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted.  Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company.  While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility. During 2008, we formed a Strategic Planning Committee consisting of five members of our board of directors.  This committee meets on a very frequent basis and has been authorized by the board of directors to monitor and make recommendations regarding the capital, liquidity and asset quality of our bank.  Under the terms of the consent order that we entered into with the OCC on April 27, 2009, our board is required to submit a written strategic plan to the OCC following the execution of this action.

Our loss for 2008 has adversely impacted our projected capital position by eroding our capital cushion.  As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments we expect to make to our bank regulator in this area.  In light of deteriorating economic conditions in the United States, increased levels of nonperforming assets, and our level of losses for the year ended December 31, 2008, the need to raise capital in the short-term has become more critical to us.

Our application for participation in the TARP Capital Purchase Program has not been accepted.  Therefore, we have withdrawn our application.  We are actively pursuing a variety of other capital raising efforts.  However, at present, the market for new capital for banks is limited and uncertain.  Accordingly, we cannot be certain of our ability to raise capital on terms that satisfy our goals with respect to our capital ratios.  If we are able to raise additional capital, it would likely be on terms that are substantially dilutive to current common shareholders.

 Preferred Stock

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of Series A Noncumulative Perpetual Preferred Stock at $25.00 per share.  Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million.  The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%.  Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors.  The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and in each subsequent quarter, we have paid quarterly dividends of $326,250.  Our board of directors did not declare a dividend for the first quarter of 2009.

We used the net proceeds of the preferred stock offering to provide additional capital to support asset growth, expansion of our bank’s branch network, to pay off the balance of $5 million on a revolving line of credit, and to partially fund the cash portion of the consideration to close the acquisition of Carolina National.    The remainder of the cash consideration to close the Merger was financed through a line of credit from a correspondent bank.  The collateral for this line of credit is the stock of our bank.  Because of our unusually high amount of nonperforming loans and assets as of December 31, 2008 and our reduced profitability for 2008, we were out of compliance with the covenants governing the line of credit.  The correspondent bank has granted us a waiver regarding the noncompliance that was effective until they complete the quarterly review of our December 31, 2008 financial statements with the mutual expectation that similar quarterly waivers will be granted in the future until we are once again in compliance with the covenants governing the line of credit.    The lender has granted us a waiver through June 30, 2009, of their ability to pursue the collateral underlying the line of credit.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time.

Our common stock is traded on the Nasdaq Global Market under the symbol FNSC.  As of December 31, 2008, tangible book value per common share was $3.78, based on 6,296,698 shares outstanding, compared to $8.49, based on common stock 3,724,548 shares outstanding, as of December 31, 2007.  The closing market price of one share of FNSC common stock was $2.06, as of December 31, 2008, and $1.72, as of March 31, 2009 as compared to $13.14 as of December 31, 2007.  There were 1,135 holders of record of FNSC common stock as of March 31, 2009.

The following chart compares the price performance of FNSC’s common shares (based on an initial investment of $100 on December 31, 2003) with that of the Nasdaq composite index and a group of other banks that constitute FNSC’s peer group.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First National Bancshares, Inc.	100.00	212.00	239.52	203.53	178.84	28.04
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank and Thrift	100.00	111.98	113.74	132.90	101.34	58.28

Share price performance is not necessarily indicative of future price performance.

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

Employee Share Ownership Programs

We encourage employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”).  The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success.   Under the Stock Option Plan, options for 600,341 shares of common stock were authorized for grant including 141,374 stock options from the Carolina National merger.  Of this amount, net options of 308,530 have been granted to date, with 25,250 of those shares granted in the year ended December 31, 2008.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock.  As of December 31, 2008, the ESOP owned 44,912 shares of our stock, of which 34,065 shares were pledged to secure the loan.  The remainder of the shares is being allocated to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $478,000 and $518,000 from shareholders’ equity at December 31, 2008, and December 31, 2007, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the compensation committee.  A total of 320,000 shares of common stock have been reserved for issuance under this plan.  To date, no shares have been issued pursuant to the Restricted Stock Plan.

Share Repurchase Program

 On December 1, 2006, the Company’s board of directors originally authorized a stock repurchase program of up to 50,000 of its common shares outstanding for a period of six months ending May 31, 2007.  This program was extended for consecutive six-month periods, the most recent of which expired November 30, 2008.  The latest extension also increased the number of shares authorized to be repurchased to 157,000.  During the year ended December 31, 2008, 93,200 shares of stock were repurchased under this program at a cost of $1,131,000, at a weighted average price of $10.58 per share (shares and per share prices reflect all stock splits and dividends) leaving 50,019 shares available for repurchase under the program.

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

Capital Commitments

As of December 31, 2008, construction on our Northern region market headquarters located in the Tega Cay community of Fort Mill, South Carolina was underway, with land costs of $1.5 million and construction in progress costs of approximately $819,000 to date.  We anticipate construction on this project to be completed in the second quarter of 2009 at a remaining cost of approximately $1.1 million as of December 31, 2008.

 We do not expect future expansion via branching efforts within the next twelve months.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2008, 2007 and 2006:

	December 31, 2008	December 31, 2007	December 31, 2006
Return on average assets	-5.43%	0.76%	1.05%
Return on average equity	-54.01%	10.89%	16.82%
Equity to assets ratio	10.06%	7.00%	5.80%

The ratios shown above reflect a net loss for the year ended December 31, 2008.   The prior periods reflect the growth in net income and the proportionally greater increase in our assets, as well as the capital raised in the 2007 preferred stock offering.  Our asset growth for the year ended December 31, 2008 outpaced asset growth for the years ended December 31, 2007 and 2006, while the 2007 preferred stock offering led to an increased equity to assets ratio for the year ended December 31, 2007.  Although net income for the year ended December 31, 2007 increased compared to net income for the year ended December 31, 2006, our return on average equity decreased due to increased average equity, resulting from the capital raised in the preferred stock offering in addition to income earned during 2007.  For the year ended December 31, 2008, our return on average equity decreased due to a net loss for the year as well as increased equity due to the Merger (see Merger with Carolina National in Part I for more details).  The Merger also led to an increased equity to assets ratio for the year ended December 31, 2008.

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

As of December 31, 2008 and December 31, 2007, we had issued commitments to extend credit of $145.9 million and $85.3 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $2,061,000 and $461,000, as of December 31, 2008 and December 31, 2007, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

As of December 31, 2008, $49.1 million of these commitments were for mortgages with locked interest rates that had not yet funded.  We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Atl-A” (low documentation) and/or “second lien.”  Our management has evaluated the loans that have been originated by the bank to date for the purpose of selling in the secondary market and believes that the majority of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation.   Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is low.  The division also offers FHA/VA and construction/permanent products with a proven history of salability to its customers. The division's customers are located primarily in South Carolina and include a group of investors with whom we have established relationships.  Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period.   As of December 31, 2008, none of these loans had been on our balance sheet for more than 51 days.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds at a reasonable cost by increasing liabilities in a timely manner and without adverse consequences.  Liquidity management involves maintaining and monitoring our sufficient and diverse sources and uses of funds in order to meet our day-to-day and long-term cash flow requirements while maximizing profits and maintaining an acceptable level of risk under both normal and adverse conditions.  These requirements arise primarily from the withdrawal of deposits, funding loan disbursements and the payment of operating expenses.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made.  However, net deposit inflows and outflows are far less predictable as they are greatly influenced by general interest rates, economic conditions and competition, and are not subject to nearly the same degree of control.  Management has policies and procedures in place governing the length of time to maturity on its earning assets such as loans and investments which state that these assets are not typically utilized for day-to-day liquidity needs.  Therefore, our liabilities have generally provided our day-to-day liquidity in the past.

We measure and monitor liquidity on a regular basis, allowing us to better understand, predict and respond to balance sheet trends.  A comprehensive liquidity analysis serves management as a vital decision-making tool by providing a summary of anticipated changes in loans, investments, core deposits, wholesale funds and construction commitments for capital expenditures.  This internal funding report provides management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including in secured overnight federal funds lines with our various correspondent banks.  This liquidity analysis acts as a cash forecasting tool and is subject to certain assumptions based on past market and customer trends, as well as other information currently available regarding current and future funding options and various indicators of future market and customer behaviors.  Through consideration of the information provided in this weekly report, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources.  We have historically met our daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term borrowing sources.

We manage liquidity for our bank and our holding company separately.  This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions.  This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.

In addition to our various overnight and short-term borrowing options, we emphasize deposit retention throughout our retail branch network to enhance our liquidity position.   We recently have launched several very successful deposit specials to lessen our current and future dependence on overnight borrowings.  These specials have lasted only a short number of days, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  As a result, our cash and due from banks, interest bearing bank balances and federal funds sold had increased to $53.5 million, or 6.4% of total assets as of March 31, 2009 from $7.7 million or 0.91% of total assets as of December 31, 2008.

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

•
Stage Two Condition – At this level, the institution has become “adequately capitalized,” with serious asset-quality deterioration and reduced deposits overall.  At Stage Two, a meaningful level of uncertainty and vulnerability exists.  External funding lines would likely be reduced.  External factors, such as adverse general industry or market conditions and reputation risk, may also impact liquidity.

•
Stage Three Condition - At this point, the institution has significant earnings deterioration, in part due to significantly increased provisions for loan losses, and impaired residual assets. External funding lines would be greatly reduced, and the institution has become “undercapitalized.”

In addition, a liquidity crisis action plan is in place, which may be followed in reaction to or in anticipation of a financial shock to the banking industry, generally, or us, specifically, which results in strains or expectations of strains on the bank’s normal funding activities.

As of December 31, 2008, and December 31, 2007, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $7.7 million and $8.4 million, representing .95% and 1.44% of total assets, respectively.

Investment securities may provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances; however, the primary objective for investment securities is to serve as collateral for public deposits, which limits their availability as a liquidity source.  Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity.   On October 24, 2008, the FDIC announced that it will fully cover noninterest bearing deposit transaction accounts, regardless of dollar amount, under the FDIC’s Transaction Account Guarantee Program (“TAGP”).  A 10-basis point surcharge will be added to a participating institution’s current insurance assessment in order to fully cover the noninterest bearing transaction account.  We elected to participate in the TAGP to further enhance our existing deposit base and assist us in attracting new deposits.

The decrease in our liquidity over the past several years has occurred as a result of funds needed to support the growth of our loan production offices.  In addition, the demand for retained deposits has increased in recent months due to the tightness of liquidity in current financial markets, which also creates more liquidity risk.  These conditions have challenged us to maximize the various funding options available to us.   In order to better manage liquidity risk, we have performed stress tests and developed projections to determine the effect that possible future events could have on liquidity over various time periods.  The results of these projections indicate that we could continue to meet our financial obligations and to fund our operations for at least one year.

We have utilized certain nontraditional funding sources to compensate for this increased liquidity risk.  The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal ALCO meeting:

•
Federal Funds Purchased – funds are purchased from up-stream correspondent financial institutions when the need for overnight funds exists.  These lines are available for short-term funding needs only.  They require no collateral and are generally somewhat less expensive than longer-term funding options.

•
FHLB Advances – this source of borrowing offers both long-term fixed and adjustable borrowings, typically at very competitive rates, as well as overnight borrowing capacity, all subject to available collateral.  This source of borrowing requires us to be a member of the FHLB, and as such, to purchase and hold FHLB stock as a percentage of the funds borrowed.

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

Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all of our available funding options as well as the associated costs.  Our overnight lines historically have been tested at least once quarterly to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

Historically, we had planned to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities as well as these nontraditional funding sources.  However, in recent months, the effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted.  In the future, we plan to reduce our reliance on the wholesale funding market for deposits and capitalize on existing and new retail deposit markets through our statewide network of twelve full-service branches. In addition, the bank maintains federal funds purchased lines of credit with correspondent banks that totaled $28.0 million as of December 31, 2008.

The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral.  As of December 31, 2008, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $88,382,000 were pledged as collateral for FHLB advances outstanding of $86,363,000.  We consider advances from the FHLB to be a reliable and readily available source of funds both for liquidity purposes and asset liability management, as well as interest rate risk management strategies.  A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances.  We primarily rely on our existing loan portfolio for this collateral.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. We have been notified by FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

We recently received the final report from our bank’s regulatory safety and soundness examination which was completed in November 2008.  Based on information included in this report and due to the consent order we executed with the OCC on April 27, 2009, our ability to access brokered deposits through the wholesale funding market is restricted.  This action will restrict our bank’s ability to accept, renew or rollover brokered deposits without being granted a waiver of this prohibition by the FDIC. There is no assurance that the FDIC will grant us a waiver. Following the execution of the enforcement action with the OCC, we will be required to revise our comprehensive liquidity risk management program.  This program will assess our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program must also include effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk including the preparation and submission of liquidity reports on a regular basis to the board of directors and the OCC. The program will also contain a contingency funding plan that forecasts funding needs and funding sources under different stress scenarios. This plan will detail how the bank will comply with the restrictions in the order, including the restriction against brokered deposits, as well as require reports detailing all funding sources and obligations under best case and worse case scenarios.

During the fourth quarter of 2007, our holding company established a line of credit with a correspondent bank secured by the stock of our bank.  The line of credit, in an amount up to $15,000,000, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate.  The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009.  The line of credit was secured in connection with the terms of the Merger Agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the Merger and to fund general operating expenses for the holding company for 2008 and 2009.

As of December 31, 2008, we had an outstanding balance of $9.5 million on the line of credit described above.  Because of our unusually high amount of nonperforming loans and assets as of December 31, 2008 and our reduced profitability for 2008, we were out of compliance with the covenants governing the line of credit.  The correspondent bank has granted us a waiver regarding the noncompliance that is effective until they complete the quarterly review of our December 31, 2008 financial statements and we believe that quarterly waivers will be granted in the future until we are once again in compliance with the covenants governing the line of credit.   The lender has also granted us a waiver through June 30, 2009, of their ability to pursue the collateral underlying the line of credit.  All other terms and conditions of the loan documents continue to exist and may be exercised at any time.

We believe that our existing liquidity sources are sufficient to meet our short-term liquidity needs.  We continue to evaluate other sources of liquidity to ensure our long-term funding needs are met that may also qualify as regulatory capital, such as trust preferred securities, subordinated debt and common stock.  However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time which may require management to more aggressively pursue other funding alternatives.

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

Included in the consent order executed by our bank with the OCC on April  27, 2009, is an article that requires the board of directors to adopt, implement and ensure compliance with a written interest rate risk program. The program will establish adequate management reports on which to base sound interest rate risk management decisions as well as set the strategic direction and tolerance for interest rate risk. The program also requires tools to measure and monitor performance and the overall interest rate risk profile to be implemented while utilizing competent personnel and setting prudent limits on interest rate risk.

The following table sets forth information regarding our interest rate sensitivity as of December 31, 2008, for each of the time intervals indicated.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Federal funds sold and other	$403	$-	$-	$-	$403
Investment securities	6,114	8,947	37,098	37,135	89,294
Loans	443,755	43,497	173,896	30,105	691,253
Total interest-earning assets	$450,272	$52,444	$210,994	$67,240	$780,950

Interest-bearing liabilities
NOW accounts, money market and savings	$180,539	3,715	19,816	14,330	$218,400
Time deposits	182,482	206,624	39,091	252	428,449
FHLB advances and other	22,347	31,213	34,175	20,000	107,735
Junior subordinated debentures	13,403	-	-	-	13,403
Fed funds purchased	1	-	-	-	1
Total interest-bearing liabilities	$398,772	$241,552	$93,082	$34,582	$767,988

Period gap	$51,500	$(189,108)	$117,912	$32,658
Cumulative gap	$51,500	$(137,608)	$(19,696)	$12,962
Ratio of cumulative gap to total interest-earning assets	6.59%	(17.62)%	(2.52)%	1.66%

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

As of December 31, 2008, we were liability sensitive over a one-year time frame.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for us on January 1, 2009.  SFAS 160 had no impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for us on January 1, 2009 and will result in additional disclosures if we enter into any material derivative or hedging activities but currently has no impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for us on January 1, 2009.  The adoption of FSP 140-3 had no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for us on January 1, 2009 and resulted in the impairment of our intangible asset goodwill.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on our financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on our financial position, results of operations, earnings per share or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on our financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.  On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 21 – Fair Value of Financial Instruments) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For us, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 21 – Fair Value of Financial Instruments.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on our financial position.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require us to provide additional disclosures related it to our benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed our security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 21 – Fair Value of Financial Instruments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations or cash flows.

Item 8.            Financial Statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
First National Bancshares, Inc. and Subsidiary
Spartanburg, South Carolina

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s nonperforming assets have increased to $75.5 million related primarily to deterioration in the credit quality of its acquisition and development loans. The level of nonperforming assets has caused the Company to be out of compliance with certain covenants for its line of credit. The uncertainty of the Company’s ability to repay or replace the line of credit or to mitigate actions by their lender if the lender declares an event of default, revokes the line of credit or attempts to foreclose on the stock of the subsidiary that is pledged as collateral, raises substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In addition, the subsidiary bank (Bank) has entered into a formal agreement with its primary regulator, the Office of the Comptroller of the Currency, aimed at improving the performance of the Bank.  The formal agreement requires management to take a number of actions, including, among other things, reducing the level of nonperforming assets and increasing and maintaining its capital levels at amounts in excess of the Bank’s current capital levels.  Management's plans in regard to these matters are described in Note 2.

We were not engaged to examine management’s assertion about the effectiveness of First National Bancshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina
April 29, 2009

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2008 and 2007
(dollars in thousands)

	2008	2007
Assets
Cash and cash equivalents	$7,700	$8,426
Securities available for sale	81,662	70,530
Loans, net of allowance for loan losses of $23,033 and $4,951, respectively	669,843	469,734
Mortgage loans held for sale	16,411	19,408
Premises and equipment, net	7,620	2,974
Other	29,506	15,441
Total assets	$812,742	$586,513

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing	$39,088	$44,466
Interest-bearing	607,761	427,362
Total deposits	646,849	471,828
FHLB advances	86,363	41,690
Federal funds purchased and other short-term borrowings	11,873	9,360
Junior subordinated debentures	13,403	13,403
Long-term debt	9,500	-
Accrued expenses and other liabilities	4,130	2,676
Total liabilities	$772,118	$538,957

Commitments and contingencies - Notes 2,7,19,20

Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized; 720,000 shares issued and outstanding	7	7
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 6,296,698 and 3,724,948 shares issued and outstanding, respectively, net of treasury shares outstanding	64	37
Treasury stock, 106,981 and 13,781 shares, respectively, at cost	(1,131)	(224)
Additional paid-in capital	83,401	43,809
Unearned ESOP shares	(478)	(518)
Retained earnings/(deficit)	(41,807)	4,408
Accumulated other comprehensive income	568	37
Total shareholders' equity	$40,624	$47,556

Total liabilities and shareholders' equity	$812,742	$586,513

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except share data)

	2008	2007	2006
Interest income:
Loans	$41,604	$36,329	$26,237
Taxable securities	2,727	2,672	1,977
Nontaxable securities	750	621	352
Federal funds sold and other	306	346	320
Total interest income	45,387	39,968	28,886

Interest expense:
Deposits	22,039	18,872	12,134
FHLB advances	2,060	1,957	1,570
Junior subordinated debentures	740	1,025	877
Federal funds purchased and other short-term borrowings	332	611	144
Long-term debt	208	-	-
Total interest expense	25,379	22,465	14,725

Net interest income	20,008	17,503	14,161

Provision for loan losses	20,460	1,396	1,192

Net interest income/(loss) after provision for loan losses	(452)	16,107	12,969

Noninterest income:
Mortgage banking income	2,251	1,858	-
Service charges and fees on deposit accounts	1,766	1,270	1,080
Gain on sale of securities available for sale	207	117	33
Other	796	906	966
Total noninterest income	5,020	4,151	2,079

Noninterest expense:
Goodwill impairment	28,732	-	-
Salaries and employee benefits	11,429	7,876	5,128
Occupancy and equipment expense	3,375	2,030	1,046
Other real estate owned expense	1,757	31	-
Data processing and ATM expense	1,303	702	587
Public relations	708	635	541
Telephone and supplies	675	426	295
Professional fees	589	513	183
Loan related expenses	534	409	114
FDIC insurance	529	331	35
Other	2,018	1,206	972
Total noninterest expense	51,649	14,159	8,901

Net income/(loss) before income taxes	(47,081)	6,099	6,147
Income tax expense/(benefit)	(2,234)	2,039	2,095
Net income/(loss)	(44,847)	4,060	4,052
Cash dividends declared on preferred stock	1,305	626	-
Net income/(loss) available to common shareholders	$(46,152)	$3,434	$4,052

Net income/(loss) per common share
Basic	$(7.56)	$0.93	$1.12
Diluted	$(7.56)	$0.84	$0.94
Weighted average common shares outstanding
Basic	6,101,656	3,696,464	3,615,022
Diluted	6,101,656	4,847,045	4,324,561

All share and per share amounts reflect the 7% stock dividend distributed on March 30, 2007.
The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

										Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Unearned ESOP	Retained Earnings /	Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	(Deficit)	Income/(Loss)	Equity

Balance, December 31, 2005	-	$-	3,130,767	$31	-	$-	$18,189	$(599)	$5,080	$(672)	$22,029
Grant of employee stock options	-	-	-	-	-	-	73	-	-	-	73
Proceeds from exercise of employee stock options/director stock warrants	-	-	139,999	1	-	-	590	-	-	-	591
Shares issued from the 6% stock dividend	-	-	187,588	2	-	-	3,784	-	(3,786)	-	-
Shares issued from the 7% stock dividend	-	-	242,085	3	-	-	4,272	-	(4,275)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	-	-	(4)	-	-	-	(4)
Allocation of ESOP shares	-	-	-	-	-	-	2	41	-	-	43
Comprehensive income:	-	-			-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	4,052	-	4,052
Change in net unrealized loss on securities available for sale, net of income tax of $117	-	-	-	-	-	-	-	-	-	228	228
Reclassification adjustment for gains included in net income, net of income tax of $11	-	-	-	-	-	-	-	-	-	(22)	(22)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	4,258

Balance, December 31, 2006	-	$-	3,700,439	$37	-	$-	$26,906	$(558)	$1,071	$(466)	$26,990
Grant of employee stock options	-	-		-	-	-	91	-	-	-	91
Proceeds from exercise of employee stock options/director stock warrants	-	-	38,704	-	-	-	182	-	-	-	182
Adjustment to 7% stock dividend, reflected in December 31, 2006 balance	-	-	(414)	-	-	-	97	-	(97)	-	-
Cash paid in lieu of fractional shares with the 7% stock dividend	-	-	-	-	-	-	(7)	-	-	-	(7)
Proceeds from issuance of noncumulative perpetual preferred stock, net of $1,450 offering costs	720,000	7	-	-	-	-	16,543	-	-	-	16,550
Shares repurchased pursuant to share repurchase program	-	-	-	-	(13,781)	(224)	-	-	-	-	(224)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(626)	-	(626)
Allocation of ESOP shares	-	-	-	-	-	-	(3)	40	-	-	37
Comprehensive income:											-
Net income	-	-	-	-	-	-	-	-	4,060	-	4,060
Change in net unrealized gain on securities available for sale, net of income tax of $259	-	-	-	-	-	-	-	-	-	580	580
Reclassification adjustment for gains included in net income, net of income tax of $40	-	-	-	-	-	-	-	-	-	(77)	(77)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	4,563

Balance, December 31, 2007	720,000	$7	3,738,729	$37	(13,781)	$(224)	$43,809	$(518)	$4,408	$37	$47,556
Shares issued pursuant to acquisition	-	-	2,663,674	27	-	-	39,513	-	-	-	39,540
Grant of employee stock options	-	-	-	-	-	-	104	-	-	-	104
Proceeds from exercise of employee stock options	-	-	1,276	-	-	-	9	-	-	-	9
Cumulative adjustment for change in accounting for post retirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(93,200)	(907)	-	-	-	-	(907)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(1,305)	-	(1,305)
Allocation of ESOP shares	-	-	-	-	-	-	(34)	40	-	-	6
Comprehensive income/(loss):
Net loss	-	-	-	-	-	-	-	-	(44,847)	-	(44,847)
Change in net unrealized gain on securities available for sale, net of income tax of $344	-	-	-	-	-	-	-	-	-	668	668
Reclassification adjustment for gains included in net income, net of income tax of $70	-	-	-	-	-	-	-	-	-	(137)	(137)
Total comprehensive income/(loss)	-	-	-	-	-	-	-	-	-	-	(44,316)

Balance, December 31, 2008	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$83,401	$(478)	$(41,807)	$568	$40,624

All share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income/(loss)	$(44,847)	$4,060	$4,052
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	20,460	1,396	1,192
Deferred income tax benefit	(2,123)	(365)	(384)
Depreciation	738	545	409
Accretion of purchase accounting adjustments, net	(523)	-	-
(Accretion)/amortization of securities discounts and premiums, net	(71)	(82)	33
Gain on sale of securities available for sale	(207)	(117)	(33)
Gain on sale of guaranteed portion of SBA loans	(141)	(201)	(322)
Provision for impairment of goodwill	28,732	-	-
Loss on sale of premises and equipment	-	260	-
Origination of residential mortgage loans held for sale	(317,996)	(261,780)	(18,215)
Proceeds from sale of residential mortgage loans held for sale	320,947	242,372	18,849
Compensation expense for employee stock options granted	104	91	73
Allocation of ESOP shares	6	37	43
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(3,713)	(3,350)	(1,120)
Accrued expenses and other liabilities	(1,624)	(296)	486
Net cash provided by/(used in) operating activities	(258)	(17,430)	5,063

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	19,668	11,299	6,543
Proceeds from sale of securities available for sale	14,543	10,490	5,601
Purchases of securities available for sale	(44,260)	(27,984)	(30,055)
Proceeds from sale of guaranteed portion of SBA loans	4,322	3,774	5,650
Loan originations, net of principal collections	(21,351)	(98,932)	(134,039)
Investment in common securities of trusts	-	-	(217)
Net purchases of premises and equipment	(3,862)	(5,842)	(2,338)
Proceeds from the sale of premises and equipment	-	8,969	-
Purchase of FHLB and other stock	(3,478)	(729)	(953)
Acquisition, net of funds received	(6,462)	-	-
Net cash used in investing activities	(40,880)	(98,955)	(149,808)

Cash flows from financing activities:
Dividends paid on preferred stock	(1,305)	(626)	-
Increase in FHLB advances	161,873	21,000	28,400
Repayment of FHLB advances	(117,200)	(16,786)	(17,536)
Net increase in federal funds purchased and other short-term debt	495	1,390	7,970
Proceeds from the issuance of long-term debt	9,500	-	-
Proceeds from issuance of junior subordinated debentures	-	-	7,217
Proceeds from issuance of preferred stock, net of offering expenses	-	16,550	-
Shares repurchased pursuant to share repurchase program	(907)	(224)	-
Proceeds from exercise of employee stock options/director stock warrants	9	182	591
Cash paid in lieu of fractional shares for stock dividend	-	(7)	(4)
Net increase/(decrease) in deposits	(12,053)	95,127	105,006
Net cash provided by financing activities	40,412	116,606	131,644

Net increase/(decrease) in cash and cash equivalents	(726)	221	(13,101)

Cash and cash equivalents, beginning of year	8,426	8,205	21,306
Cash and cash equivalents, end of year	$7,700	$8,426	$8,205

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 1—Summary of Significant Accounting Policies and Activities

Business Activity and Organization—First National Bancshares, Inc. (the “Company”) was incorporated on July 14, 1999, under the laws of the state of South Carolina for the purpose of operating as a bank holding company pursuant to the federal Bank Holding Company Act of 1956, as amended, and to purchase 100% of the capital stock of First National Bank of Spartanburg (the “Bank”).  The Bank was organized as a national bank under the laws of the United States of America with the purpose of becoming a new bank to be located in Spartanburg County, South Carolina.  The Bank began transacting business on March 27, 2000, and provides full personal and commercial banking services to customers and is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”).  During 2002, the Company adopted a resolution changing the legal name of the Bank to First National Bank of the South.

The Company’s assets consist primarily of its investment in the Bank, and its primary activities are conducted through the bank. As of December 31, 2008, consolidated total assets were $812.7 million, consolidated total loans were $709.3 million (including loans held for sale), consolidated total deposits were $646.8 million, and total shareholders’ equity was approximately $40.6 million.

The Company’s net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  In addition, its net income is also supported by noninterest income, derived principally from service charges and fees on deposit accounts and on the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.

The Company’s operations are significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in its market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market interest rates (primarily the rates paid on competing investments), account maturities, and the levels of personal income and savings in its market areas.

 The Company relies on its branch network as a vehicle to deliver products and services to the customers in its markets throughout South Carolina.  While it offers traditional banking products and services to cater to its customers and generate noninterest income, is also provides a variety of unique options to complement its core business features.  Combining uncommon options with standard features allows First National to maximize its appeal to a broad customer base while capitalizing on noninterest income potential.  The Company has offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913.  Through a recent alliance with WorkLife Financial, the Company is able to offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to its customers.  In addition, First National earns income through the origination and sale of residential mortgages.  Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance the Company’s financial position with noninterest income, as management believes they are less directly impacted by current economic challenges.

Since 2003, the Company has expanded into four additional markets in the Carolinas, with twelve full-service branches operating under the name First National Bank of the South.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In connection with the acquisition, the Columbia loan production office was consolidated into one of the four Columbia full-service branches acquired.  Additionally, in July 2008, the fifth full-service branch in the Columbia market opened in Lexington, South Carolina.  The Company has expanded its banking operations into York County by opening a loan production office in Rock Hill in February 2007.  In December 2007, the OCC approved the opening of a full-service branch in the Fort Mill/Tega Cay community.  This new facility is currently under construction and is projected to open in the Spring of 2009.

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

The Company offered its common stock for sale to the public under a best efforts offering which began on October 14, 2005, in which 628,529 shares of common stock were sold, including 32,804 shares sold to meet oversubscriptions.  The shares were sold by the Company’s officers and certain directors at a price of $14.10 per share.  Total net proceeds to the Company from the offering were approximately $6.3 million after deducting expenses and the net proceeds paid to the selling shareholder from the sale of his 146,312 shares included in the offering which was completed in December 2005.  These per share and share amounts reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend to be distributed on March 30, 2007.  The Company used the net proceeds from the offering for general corporate purposes and to enhance the Bank’s capital and liquidity.

The Company priced for sale 720,000 shares of its 7.25% Series A Noncumulative Perpetual Preferred Stock on July 3, 2007, at $25.00 per share through an underwritten public offering, as further discussed in “Note 14 – Noncumulative Perpetual Preferred Stock.”  Total net proceeds after payment of underwriting discounts and other costs of the offering were approximately $16.5 million.  The Company has used the net proceeds from the offering for general corporate purposes, which include the repayment of a line of credit and to fund loan growth.  The offering closed on July 9, 2007.  A registration statement relating to these securities was filed with and declared effective by the Securities and Exchange Commission (“SEC”) as of June 26, 2007.

As part of its previous strategic plan for growth and expansion, the Company executed the acquisition (the “Merger”) of Carolina National, effective January 31, 2008.  Through the Merger, Carolina National’s wholly owned subsidiary bank, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National Bancshares, Inc. and, as of the close of business on February 18, 2008, was merged with and into the Company’s bank subsidiary.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive branch network.   (See Note 26 – Merger with Carolina National Corporation for current details on the Merger.)

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

Use of Estimates—The consolidated financial statements are prepared in conformity with GAAP which require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements.  In addition, they affect the reported amounts of income and expense during the reporting period.  Actual results could differ from these estimates.

Concentration of Credit Risk—The Company, through the Bank, makes loans to individuals and small- to mid-sized businesses for various personal and commercial purposes primarily in Spartanburg, Greenville, and Charleston Counties in South Carolina.  The Company has a diversified loan portfolio and the Company’s loan portfolio is not dependent on any specific economic segment.  The Company regularly monitors its credit concentrations based on loan purpose, industry and customer base.  As of December 31, 2008, management has determined that the Company has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk that could arise from potential concentrations of lending products and practices, such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Management has determined that the Company has a concentration of non-1-to-4-family residential loans that exceed supervisory limits for loan to value ratios.  This segment of loans is generally described as the “commercial basket” and may not exceed thirty percent of total regulatory capital.  The commercial basket totaled $42.3 million at December 31, 2008, representing 92.8% of total equity and 6.0% of loans, net of unearned income, which is not in compliance with the regulatory guidelines.  The commercial basket totaled $13.8 million at December 31, 2007, representing 29.0% of total equity and 2.9% of loans, net of unearned income, which was in compliance with the regulatory guidelines.

Cash and cash equivalents—The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents.

Investment Securities—Investment securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management classifies securities at the time of purchase into one of three categories as follows:  (1) Securities Held to Maturity—securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities—securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale—securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income.  The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income.  Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the consolidated statements of income.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities.  In the management’s opinion, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes credit risk associated with correspondent accounts is not significant.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

The Bank also has originated loans to small businesses under various Small Business Administration (“SBA”) loan programs.  Deferred gains on the sale of the guaranteed portion of SBA loans are amortized over the lives of the underlying loans using the interest method.  Excess servicing is recognized as an asset and is amortized in proportion to and over the period of the estimated net servicing income and is subject to periodic assessment.  Excess servicing at December 31, 2008 and 2007 of $242,000 and $330,000, respectively, is included in the balance sheet caption “other assets.”  The guaranteed amount of loans sold to the SBA serviced by the Company was approximately $21.5 million and $17.4 million at December 31, 2008 and 2007, respectively.

Mortgage Loans Held for Sale—Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are provided for in a valuation allowance by charges to operations.  The Company obtains commitments from the secondary market investors prior to closing of the loans; therefore, no gains or losses are recognized when the loans are sold.  The Company receives origination fees received from the secondary market investors.  At December 31, 2008 and 2007, there were residential mortgage loans held for sale totaling $16.4 million and $19.4, respectively, which is reflected as “mortgage loans held for sale” on the Consolidated Balance Sheet.

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

Allowance for Loan Losses— The allowance for loan losses represents an amount that the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of the overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; the Bank’s historical loan loss experience; and a review of specific problem loans. The amount of the allowance is adjusted periodically based on changing circumstances as a component of the provision for loan losses. Recognized losses are charged against the allowance and subsequent recoveries are added back to the allowance.  Loan impairments that are likely to be realized on collateralize-dependent impaired loans are charged off at the time the estimated credit loss is determined.

Management calculates the allowance for loan losses for specific types of loans (excluding mortgage loans held for sale) and evaluates the adequacy on an overall portfolio basis utilizing the Bank’s credit grading system which is applied to each loan.  The estimates of the reserves needed for each component of the portfolio are combined, including loans analyzed on a pool basis and loans analyzed individually.  The allowance is divided into two portions: (1) an amount for specific allocations on significant individual credits and (2) a general reserve amount.

Management analyzes individual loans within the portfolio and makes allocations to the allowance based on historical percentages within the loan portfolio, as well as on each individual loan’s specific factors and other circumstances that affect the collectability of the credit.  Significant individual credits classified as doubtful or substandard/special mention within the Bank’s credit grading system require both individual analysis and specific allocation.

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

The general reserve is calculated based on a percentage allocation for each of the categories of the following unclassified loan types: real estate, commercial, consumer, A&D/construction and mortgage.  General loss factors are applied to each category and may adjust these percentages given consideration of local economic conditions, exposure to concentrations that may exist in the portfolio, changes in trends of past due loans, problem loans and chargeoffs, and anticipated loan growth.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

Management also maintains a general unallocated reserve in accordance with December 2006 regulatory interagency guidance in its assessment of the loan loss allowance. This general unallocated reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to: changes in delinquent loan trends, trends in net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general economic trends, collateral valuations, the experience and depth of lending management and staff, and lending policies, procedures and the quality of loan review systems.  Please see Note 7 – Loans for specifics on the Bank’s actual loan loss figures.

Loan Fees—Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan.  Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.

Goodwill and Other Intangible Assets—The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The Company recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of the annual testing of goodwill for impairment as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, the second step of the analysis was required to be performed to determine the amount of the impairment.  The Company prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, it was determined that no amount of the net asset value could be allocated to goodwill and the Company recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.

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

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to clarify the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company implemented the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in an its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclassifications have no effect on previously reported shareholders’ equity or net income.  Share and per share data reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007, as discussed below under “Net Income Per Share.”

Stock Compensation Plans—At December 31, 2008, the Company has several stock-based employee compensation plans, which are more fully described in Notes 15 and 16.  On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock compensation plans.  The Company previously accounted for its stock compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation, which are consistent with the provisions of SFAS No. 123(R) but allowed it to use the prospective method of adoption since it did so by December 31, 2003.  Prior to its adoption of SFAS No. 148, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for its stock options granted in years prior to 2003 because the option exercise price in its plans equals the market price on the date of grant.  Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized for all options granted prior to January 1, 2003.  Since January 1, 2003, the Company has used the fair value method to record the compensation expense for stock options granted after January 1, 2003, over the vesting period of these grants under the prospective method.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all stock options granted after the date of adoption and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.

Net Income/(loss) Per Share—Basic income per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income/(loss) for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
	Basic	Diluted(1)	Basic	Diluted	Basic	Diluted
Net income/(loss), as reported	$(44,847)	$(44,847)	$4,060	$4,060	$4,052	$4,052
Preferred stock dividends paid	1,305	1,305	626	-	-	-

Net income/(loss) available to common shareholders	$(46,152)	$(46,152)	$3,434	$4,060	$4,052	$4,052

Weighted average common shares outstanding	6,101,656	6,101,656	3,696,464	3,696,464	3,615,022	3,615,022

Effect of dilutive securities:
Stock options and warrants	-	-	-	657,328	-	709,539
Noncumulative convertible perpetual preferred stock	-	-	-	493,253	-	-

Weighted average common shares outstanding	6,101,656	6,101,656	3,696,464	4,847,045	3,615,022	4,324,561

Net income/(loss) per common share	$(7.56)	$(7.56)	$0.93	$0.84	$1.12	$0.94

(1)         For the year ended December 31, 2008, we recognized a loss available to common shareholders rather than net income.  In this scenario, diluted earnings per  common share equals basic earnings per share because additional shares would be anti-dilutive.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share.  Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the potential conversion of our convertible perpetual preferred stock.  In order to arrive at net income/(loss) available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period.  This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings.  However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings per share for that period equals basic earnings per share.  The average diluted shares have been computed utilizing the “treasury stock” method and reflect the 7% stock dividend distributed on March 30, 2007.  The weighted average shares outstanding exclude 93,200 and 13,781 common shares of treasury stock purchased through the Company’s share repurchase program during the twelve months ended December 31, 2008 and 2007, respectively.

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

Recently Issued Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following the new accounting guidance beginning January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009.  SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities but currently has no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for the Company on January 1, 2009 and contributed to the impairment of the Company’s intangible asset goodwill.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.  The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.  FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The Press Release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value. On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 20 – Fair Value of Financial Instruments) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 21 - Fair Value of Financial Instruments.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on the financial position of the Company.

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 20 – Fair Value of Financial Instruments.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 - Regulatory Actions & Going Concern Considerations

Consent Order

           Due to the Bank's condition, the OCC has required that the Bank's Board of Directors sign a Consent Order with the OCC which conveys specific actions needed to address certain findings from the examination and to address the Bank's current financial condition.  The Bank entered into a Consent Order with the OCC on April 27, 2009, which contains a list of strict requirements ranging from a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which the Bank will be subject to limitations on the maximum interest rates the Bank can pay on deposit accounts.  The Consent Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the asset quality of the Bank as well as routine reporting on the Bank's progress toward compliance with the consent order to the Board of Directors and the OCC.  As a result of the terms of the executed Consent Order, the Bank is no longer deemed “well-capitalized” regardless of its capital  levels.

Under the terms of the executed Consent Order, the Bank’s various sources of liquidity will be somewhat restricted.  Based on information included in the OCC’s report, the Bank’s credit risk rating at the FHLB has been negatively impacted, resulting in reduced borrowing capacity.  This action also restricts the Bank’s ability to accept, renew or roll over brokered deposits without being granted a waiver of this provision by the FDIC.  There is no assurance that the FDIC will grant a waiver.  In addition, the Bank’s ability to borrow funds from the Federal Reserve Bank (“FRB”) discount window as a source of short-term liquidity is not guaranteed.

In addition, the Consent Order includes a requirement that the Bank’s Board of Directors develop a written strategic and capital plan covering at least a three-year period.  The plan must establish objectives for the Bank’s overall risk profile, earnings performance, asset growth, balance sheet composition, off-balance sheet activities, funding sources, capital adequacy, reduction in nonperforming assets, product line where development and market segments planned for development and growth.

The Consent Order with the OCC requires the establishment of certain plans and programs.  It requires the Bank, among other things:

•	to establish a Compliance Committee to monitor and coordinate compliance with the Consent Order by May 7, 2009;

•	to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009;

•
to develop, by July 26, 2009, a three-year capital plan for the Bank, which shall include, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;

•
to develop, by July 26, 2009, a strategic plan covering at least a three-year period, which shall, among other things, include a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific Bank personnel who are responsible and accountable for the plan, and a description of systems to monitor the Bank’s progress.

•
to revise and maintain, by June 26, 2009, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan must include specific plans for how the Bank plans to comply with regulatory restrictions which limit the interest rates the Bank can offer to depositors;

•
to revise, by June 26, 2009, the Bank’s loan policy, a commercial real estate concentration management program.  The Bank also must establish a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses.;

•
to take immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner by developing a criticized assets report covering the entire credit relationship with respect to such assets;

•
to develop, by July 26, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties;

•	to develop, by May 27, 2009, a revised OREO program to ensure that the OREO properties are managed in accordance with certain applicable banking regulations; and

•	to ensure the Bank has competent management in place on a full-time basis to carry out the Board’s policies and operate the Bank in a safe and sound manner.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company's ability to continue as a going concern.  In assessing this assumption, the Company has taken into account all available information about the future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2008.  The Company has a history of profitable operations and sufficient sources of liquidity to meet its short-term and long-term funding needs.  However, The Bank's financial condition has suffered during 2008 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have been particularly severe during the last 150 days.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers' cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank's level of nonperforming assets has increased substantially during 2008 to $75.5 million.  The level of nonperforming assets has caused the Company to be out of compliance with certain covenants for its line of credit.  For the year ended December 31, 2008, the Bank recorded a $20.5 million provision for loan losses, of which $19.0 million was required to increase the allowance for loan losses to a level which adequately reflected the increased risk inherent in the loan portfolio as of December 31, 2008.

The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately.   A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the Consent Order with the OCC, management has prepared forecasts of these sources of funds and the Bank's projected uses of funds during 2009 and believes that the sources available are sufficient to meet the Bank's projected liquidity needs for this period. Since December 31, 2008, liquid, unpledged assets have increased by $140.0 million as the Bank has executed its strategy to increase its short-term liquidity position.

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.   In addition, the terms of the consent order described above will further limit the Bank's ability to pay dividends to the Company to satisfy its funding needs.  As part of the acquisition of Carolina National Corporation, the Company had entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund operating expenses of the Company including interest and dividend payments on its noncumulative preferred stock and trust preferred securities.  The Company pledged all of the stock of the Bank as collateral for the line of credit which had an outstanding balance of $9.5 million as of December 31, 2008.

Due to the Bank's increased level of nonperforming assets and the Company's reduced profitability, the Company was not in compliance with several of the covenants on this line of credit as of December 31, 2008 relating to profitability and asset quality.  The Company had previously satisfied all covenants in the loan agreement.  The Company is currently operating under a waiver of these covenants while the lender continues to review the Company's 2008 year-end financial results, and the note is performing under all other terms of the loan agreement.  It has been the lender's practice to perform a quarterly review of the Company's financial condition and to grant a waiver for the upcoming calendar quarter based on the results of this review.  In addition, the lender has agreed not to pursue the collateral underlying the line of credit through June 30, 2009.  All other terms and conditions of the loan documents continue to exist and may be exercised at any time.

The uncertainty surrounding the lender's intention to continue granting quarterly waivers of the covenant defaults on the line of credit through December 31, 2009 casts doubt about the Company's ability to continue in operation.  Although uncertainty exists regarding the waiver of covenant defaults on the line of credit, the systemic risk in the financial services industry created by the current period of economic distress has negatively affected the Bank's financial performance which has resulted in the Company's inability to maintain compliance with all of the covenants on the line of credit.  Nevertheless, should the lender not grant a waiver of the covenant defaults after completion of its review of the Company's 2008 year-end financial results the lender would have the ability to withdraw the line of credit and require the Company to secure an alternate source of financing to repay the outstanding balance on the line of credit within a short period of time.  Management has assessed the potential consequences of this action and believes that its current strategy to raise additional capital will enable the Company to deal with this event if faced with the requirement to obtain alternate financing to repay the outstanding balance on the line of credit within a relatively short period of time if future covenant defaults are not waived by the lender.   In the alternate, the lender could take steps to foreclose subsequent to June 30, 2009 on the Bank's stock as collateral for the loan if alternate financing to repay the outstanding balance on the line of credit could not be obtained within the required timeframe. In addition, as the Bank is able to execute on the strategy to dispose of its nonperforming assets and the Company returns to profitability the covenants on the line of credit would be met and the loan would not be in default.

Management believes that the Company will also need to raise additional capital to absorb the potential losses associated with the disposition of its nonperforming assets and to increase capital levels to meet the standards set forth by the OCC.  As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  Management cannot predict when or if the capital markets will return to more favorable conditions.  The Bank’s management is actively evaluating a number of capital sources asset reductions and other balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet.

There can be no assurances that the Company will be successful in its efforts to raise additional capital during 2009.  An equity financing transaction of this type would result in substantial dilution to the Company's current shareholders and could adversely affect the market price of the Company's common stock.   It is difficult to predict if these efforts will be successful, either on a short-term or long-term basis.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

           As a result of management's assessment of the Company's ability to continue as a going concern, the accompanying consolidated financial statements for the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of a potential future default due to noncompliance with covenants on the line of credit, which could affect the Company's ability to continue as a going concern.

Note 3—Supplemental Noncash Investing and Financing Data

The following summarizes supplemental cash flow data for the years ended December 31 (dollars in thousands):

Cash	2008	2007	2006
Interest paid	$24,815	$22,623	$14,126
Cash paid for income taxes	-	2,188	2,313

Noncash	2008	2007	2006
Change in fair value of securities available for sale, net of income tax	$(532)	503	206
Loans transferred to other real estate owned, net of write downs of $1,344 and $44	5,282	2,320	-
Loans charged off, net	(5,354)	(240)	(116)

Note 4—Restrictions on Cash and Cash Equivalents

The Bank is required to maintain average reserve balances, net of vault cash, with the FRB based upon a percentage of deposits.  The amount of the required reserve balance which is reported in “Cash and cash equivalents” on the accompanying consolidated balance sheets at December 31, 2008 and 2007, was $4,729,000 and $3,124,000, respectively. Subsequent to December 31, 2008, the Bank has pledged $2.0 million of its cash balances at the FHLB as additional collateral against its FHLB advances.

Note 5—Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale at December 31, 2008 and 2007, consisted of the following (dollars in thousands):

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
U.S. Government/government sponsored agencies	$3,950	$63	$-	$4,013
Mortgage-backed securities	56,971	1,277	(78)	58,170
Municipal securities	19,880	106	(507)	19,479

Total	$80,801	$1,446	$(585)	$81,662

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
U.S. Government/government sponsored agencies	$10,635	$-	$(68)	$10,567
Mortgage-backed securities	42,891	357	(207)	43,041
Municipal securities	16,948	72	(98)	16,922

Total	$70,474	$429	$(373)	$70,530

At December 31, 2008 and 2007, securities with a carrying value of approximately $80.0 million and $60.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law, including as collateral for Federal Home Loan Bank (“FHLB”) and FRB credit window advances outstanding.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and December 31, 2007 (dollars in thousands).

	2008
	Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government sponsored agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	3,609	(78)	-	-	3,609	(78)
Municipal securities	8,612	(507)	-	-	8,612	(507)

Total	$12,221	$(585)	$-	$-	$12,221	$(585)

	2007
	Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government sponsored agencies	$3,131	$(4)	$6,436	$(64)	$9,567	$(68)
Mortgage-backed securities	2,025	(36)	14,416	(171)	16,441	(207)
Municipal securities	4,760	(49)	2,881	(49)	7,641	(98)

Total	$9,916	$(89)	$23,733	$(284)	$33,649	$(373)

At December 31, 2008, no individual securities had been in a continuous loss position for twelve months or more.  At December 31, 2007, thirty-eight individual securities had been in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and the credit ratings of the securities, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2008, by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties.  Fair value of securities was determined using quoted market prices (dollars in thousands).

	2008
	Amortized	Fair
	Cost	Value
Due after one year, through five years	$1,342	$1,359
Due after five years, through ten years	5,673	5,695
Due after ten years	16,815	16,438

Subtotal	23,830	23,492

Mortgage-backed securities	56,971	58,170

Total	$80,801	$81,662

Note 6—Investments Required by Law

The Bank, as a member of the FRB and the FHLB is required to own capital stock in these organizations.  The Bank’s equity investments required by law are included in the accompanying consolidated balance sheets in “Other assets.”  The amount of FRB stock owned is based on the Bank’s capital levels and totaled $1,821,000 and $966,000 at December 31, 2008 and 2007, respectively.  The amount of FHLB stock owned is determined based on the Bank’s advances from the FHLB and totaled $5,344,000 and $2,721,000 at December 31, 2008 and 2007, respectively.  No ready market exists for these stocks and they have no quoted market value.  However, redemption of these stocks has historically been at par value.  Accordingly, the carrying amounts are deemed to be a reasonable estimate of fair value.

Note 7—Loans

A summary of loans by classification at December 31 is as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$48,432	6.83%	$34,435	6.97%
Commercial secured by real estate	429,868	60.61%	322,807	65.33%
Real estate - residential mortgages	206,910	29.17%	111,490	22.56%
Installment and other consumer loans	8,439	1.19%	6,496	1.32%
Total loans	693,649		475,228
Mortgage loans held for sale	16,411	2.31%	19,408	3.93%
Unearned income	(773)	(0.11)%	(543)	(0.11)%
Total loans, net of unearned income	709,287	100.00%	494,093	100.00%

Less allowance for loan losses(2)	(23,033)	3.32%	(4,951)	1.04%

Total loans, net	$686,254		$489,142

(1)  As a % of total loans includes mortgage loans held for sale.

(2)  Loan loss allowance % of total loans excludes mortgage loans held for sale.

Approximately $447,507,000 of the loans were variable interest rate loans at December 31, 2008.  The remaining portfolio was comprised of fixed interest rate loans.

As of December 31, 2008 and 2007, nonperforming assets (nonperforming loans plus other real estate owned) were $75.5 million and $14.3 million, respectively. The $75.5 million in nonperforming assets as of December 31, 2008, included $1.7 million in nonperforming assets related to the acquisition of Carolina National.  The $1.7 million in nonperforming assets acquired from Carolina National were originally recorded at their net realizable value as of the merger date of January 31, 2008.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the twelve-month periods ended December 31, 2008, 2007 and 2006, was approximately $1,139,000, $139,000 and $24,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at December 31, 2008 or 2007.  There were impaired loans, under the criteria defined in FAS 114, of $69.1 million and $12.0 million with related valuation allowances of approximately $8.3 million and $655,000 at December 31, 2008 and 2007, respectively.  Of the impaired loans at December 31, 2008 and 2007, $21.7 million and $3.1 million, respectively, required no valuation allowance, with $47.4 and $5.8 million requiring the valuation allowances of $8.3 and $655,000, respectively.  The amounts discussed above reflect developments subsequent to December 31, 2008 and 2007 and therefore may differ from the amounts presented on the face of the consolidated financial statements.

Significant nonperforming loans consist primarily of loans made to residential real estate developers.  The recent downturn in the residential housing market is the primary factor leading to the abrupt deterioration in these loans. Therefore, additional reserves have been provided in the allowance for loan losses during the year ended December 31, 2008, to account for what we believe is the increased probable credit risk associated with these loans.  These additional reserves are based on our evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans.

As of December 31, 2008, total residential construction and development loans totaled $56.0 million or 8.1% of the loan portfolio.  These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner.  Management believes that the combination of specific reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the residential construction loan portfolio as of December 31, 2008.

Also included in nonperforming assets as of December 31, 2008, is $6.4 million in other real estate owned, or 8.5% of total nonperforming assets as of this date.  Other real estate owned consists of property acquired through foreclosure.  During the year ended December 31, 2008, other real estate owned increased by $4.1 million net, due to foreclosure on a number of properties, partially offset by the disposition of several pieces of foreclosed property.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give First National the ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The cost of owning the properties was approximately $1,757,000, including writedowns of $1,562,000, for the year ended December 31, 2008, compared to $31,000 for the year ended December 31, 2007 and $0 for the year ended December 31, 2006.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values. Other real estate owned is included in “other assets” in the accompanying consolidated balance sheets.

Management regularly evaluates the carrying value of the properties included in other real estate owned and may record additional writedowns in the future after review of a number of factors including collateral values and general market conditions in the area surrounding the properties.  Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well-established loan monitoring and review process.

Qualifying loans held by the Bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $88,382,000 were pledged as collateral for FHLB advances outstanding of $86,363,000 at December 31, 2008.  At December 31, 2007, qualifying loans held by the Bank and collateralized by 1-4 and multi-family residences, HELOC’s and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000.

Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands):

	2008	2007	2006
Balance, beginning of year	$4,951	$3,795	$2,719
Allowance from acquisition	2,976	-	-
Provision charged to operations	20,460	1,396	1,192
Loans charged off	(5,383)	(250)	(139)
Recoveries on loans previously charged off	29	10	23

Balance, end of year	$23,033	$4,951	$3,795

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

The aggregate dollar amount of these outstanding loans was approximately $16.9 million and $15.2 million at December 31, 2008 and 2007, respectively.  During 2008, new loans and advances on these lines of credit totaled approximately $5.7 million and payments on these loans and lines totaled approximately $4.0 million.  At December 31, 2008, there were unfunded commitments and commitments to extend additional credit to related parties in the amount of approximately $3.8 million.

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company.  Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses.  There were no loans outstanding between the Bank and the Company at December 31, 2008 or 2007.

Note 8—Premises and Equipment

A summary of premises and equipment at December 31 follows (dollars in thousands).

	2008	2007
Land	$1,603	$150
Building and improvements	1,998	3,747
Furniture, fixtures and equipment	5,852	617
Construction in progress	819	12
Subtotal	10,272	4,526
Accumulated depreciation	(2,652)	(1,552)
Total	$7,620	$2,974

Depreciation expense charged to operations totaled $738,000, $545,000, and $409,000 in 2008, 2007 and 2006, respectively.

The Bank entered into a long-term land operating lease during 2000, which had an initial term of 20 years and various renewal options under substantially the same terms.  Since that time, the Bank has assumed many additional leases due to the acquisition of Carolina National.  During 2007, the Bank executed two sale/leaseback transactions (see Note 9 – Sale/Leaseback Transactions for further details), resulting in increased rental expense.  Rent expense charged to operations totaled $1,450,000, $812,000 and $53,000 for each of the years ended December 31, 2008, 2007, and 2006, respectively.  In addition, the Bank currently has short-term operating leases for certain branch facilities and loan production offices.  The annual minimum rental commitments under the terms of the Company’s noncancellable leases at December 31, 2008, are as follows (dollars in thousands):

2009	$1,310
2010	1,268
2011	1,269
2012	1,183
2013	1,125
Thereafter	19,763
Total	$25,918

Note 9 – Sale/Leaseback Transactions

In February of 2007, the Bank entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by the bank.  The sales price for the properties was $5,450,000.  In connection with the sale, the Bank agreed to lease back the properties from the purchaser for an initial term of twenty-five years with one five-year option to renew at the option of the Bank.  The terms of the lease portion of the Agreement call for monthly rental payments of $38,604 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of Financial Accounting Standard (“FAS”) No. 13, “Accounting for Leases (as amended).”  If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the Agreement and the date of commencement of the renewal term.  The sale-leaseback transaction resulted in a minimal gain.  The Bank will recognize the gain on a straightline    basis over the initial lease term of twenty-five years.

The related party entity, First National Holdings, LLC, is a limited liability company owned by nine investors who also serve as directors of the Company and the Bank.  Each investor/director has a one-ninth interest in the limited liability company.  The transaction was approved by the board of directors of the bank subsidiary and complies with the NASDAQ Global Market listing standards, applicable SEC Rules, and the Company’s internal policies and procedures.

In October of 2007, the Bank entered into a transaction with a related party entity to sell, purchase and lease real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC, 3401 Pelham Road, Greenville, SC and 713 W. Wade Hampton Boulevard, Greer, SC for a price of $3.6 million.  The real property located at 3401 Pelham Road, Greenville, SC consists of the Bank’s Greenville County market headquarters and a full-service branch.  The real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC and 713 W. Wade Hampton Boulevard, Greer, SC are full-service branches.  In connection with the sale/leaseback, the Bank agreed to lease back the real properties from the Purchaser for an initial term of twenty-five years with one five-year option to renew at the Bank’s option.  This transaction resulted in a loss of approximately $417,000, which the Bank will recognize on a straight-line basis over the initial lease term of twenty-five years.  The terms of the lease portion of the agreement call for monthly rental payments of $24,375 during the initial term under a triple-net lease that will be accounted for as an operating lease under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases (as amended).”  If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the Agreement and the date of commencement of the renewal term.

The related party entity, First National Holdings II, LLC, is a limited liability corporation owned by eight investors who also serve as non-management directors.  Each investor/director has a one/eighth interest in the limited liability corporation.  The transaction was approved by the board of directors of the bank subsidiary and complies with the NASDAQ Global Market listing standards, applicable SEC Rules, and the Company’s own internal policies and procedures.  The Company plans to continue to conduct its normal banking operations out of the real properties without interruption.

As part of the Company’s strategy to minimize its nonearning assets, it may exercise future sale/leaseback transactions for the remaining properties owned by the Bank.  As part of its growth and expansion strategy, the Company may contract to acquire additional sites in the future to further expand its branch network and support infrastructure growth.  It analyzes each transaction to determine whether owning or leasing the real property is the most efficient method of ownership of these properties and may contract to sell and lease back future acquired sites.

Note 10—Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $272.9 million and $176.0 million at December 31, 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $150.2 million and 89.0 million, respectively.  For the years ended December 31, 2008 and 2007, approximately $23,000 and $15,000, respectively, in overdrawn deposit accounts were classified as loans on the consolidated balance sheet.

The scheduled maturities of time deposits at December 31 are as follows (dollars in thousands):
2008
2009	$386,324
2010	32,023
2011	1,762
2012	2,173
2013	6,165
Thereafter	-
Total	$428,447

As of December 31, 2008, deposits were made up of the following categories (dollars in thousands):
	2008	2007
Noninterest-bearing DDA	$39,088	$44,466
Interest-bearing DDA	60,414	49,330
Money market accounts	115,945	81,710
Savings accounts	2,955	3,212
Time deposits less than $100,000	155,551	117,110
Time deposits greater than $100,000	272,896	176,000

Total	$646,849	$471,828

Note 11—Lines of Credit

At December 31, 2008 and 2007, the Bank had short-term lines of credit with correspondent banks to purchase unsecured federal funds totaling $28 million and $59.5 million, respectively.  The interest rate on any borrowings under these lines would be the prevailing market rate for federal funds purchased.

In addition, during the fourth quarter of 2007, the Company established a line of credit with a third party bank.  The line of credit, in an amount up to $15,000,000, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate.  The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009.  The line of credit was secured in connection with the terms of the Merger Agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the Merger and to fund general operating expenses.

As of December 31, 2008, the Company had an outstanding balance of $9.5 million on the line of credit described above.  The Company pledged all of the stock of its bank subsidiary as collateral for the line of credit, which contains various debt covenants related to net income and asset quality.  Because of the Company’s unusually high amount of nonperforming loans as of December 31, 2008, it was out of compliance with the covenants governing the line of credit. As outlined in the terms of the Company’s current waiver, it will not be permitted to make additional draws on its line of credit other than to pay interest on the line of credit.  The Company is currently operating under a waiver of covenant defaults as of September 30, 2008 that is in effect until the lender completes its quarterly review of the December 31, 2008 financial statements relating to this noncompliance.  The Company believes that the lender will grant such waivers quarterly, but it does not have any assurances in this regard.  The lender has granted us a waiver through June 30, 2009, of their ability to pursue the collateral underlying the line of credit.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time.  The lender may declare an event of default under the line of credit, revoke the line of credit and attempt to foreclose on the Bank stock collateral.  Please see Note 2 – “Regulatory Actions and Going Concern Considerations” for a discussion of recent regulatory developments and their impact on the company’s lines of credit.

Note 12—FHLB Advances

The Company has been notified by FHLB that it will not allow future advances by the Company while it is operating under its current regulatory enforcement action. Please see Note 2 – “Regulatory Actions and Going Concern Considerations” for a discussion of recent regulatory developments and their impact on the Bank’s FHLB advances.

Qualifying loans held by the Bank and collateralized by 1-4 and multi-family residences, HELOC’s and commercial properties totaling $88,382,000 were pledged as collateral for FHLB advances outstanding of $86,363,000 at December 31, 2008.  At December 31, 2007, qualifying loans held by the Bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $56,988,000 were pledged as collateral for FHLB advances outstanding of $41,690,000, and letters of credit totaling $15,000,000 pledged to a public depositor.

At December 31, 2008, fixed rate FHLB advances outstanding ranged from $1 million to $7.5 million with initial maturities of two to seven years and rates of 2.12% to 4.95%.  At December 31, 2008, advances totaling $42.5 million were subject to call features at the option of the FHLB with call dates ranging from January 2009 to March 2010 and rates of 2.12% to 4.95%.  The Bank had one variable rate FHLB advance totaling $27.2 million with a rate of 0.46% at December 31, 2008.

The following table lists a summary of the terms and contractual maturities for the advances as of December 31, 2008 (dollars in thousands).

2008
Due in 2009	$28,240
Due in 2010	4,052
Due in 2011	15,381
Due in 2012	6,190
Due in 2013	12,500
Thereafter	20,000
Total	$86,363

Subsequent to December 31, 2008, the outstanding balance of FHLB advances was reduced to $68.1 million. In addition, the Bank's excess available borrowing capacity has been rescinded, as a result of the FHLB's quarterly review and the updated credit risk rating assigned to the Bank.

Note 13—Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended December 31 (dollars in thousands):

	2008	2007	2006
Income tax expense/(benefit) at federal statutory rate of 34%	$(16,007)	$2,074	$2,090
State income tax, net of federal effect	-	139	146
Valuation allowance for deferred tax asset	4,200	-	-
Tax-exempt securities income	(217)	(190)	(108)
Bank-owned life insurance earnings	(47)	(45)	(42)
Other, net	68	61	9
Impairment of non-deductible goodwill	9,769	-	-

Income tax expense/(benefit)	$(2,234)	$2,039	$2,095

The provision for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2008	2007	2006
Current:
Federal	$(107)	$2,193	$2,258
State	(4)	211	221
Total	$(111)	$2,404	$2,479

Deferred:
Federal	$(2,123)	$(365)	$(384)
State	-	-	-
Total	$(2,123)	$(365)	$(384)

Provision for income taxes	$(2,234)	$2,039	$2,095

The components of the deferred tax assets and liabilities at December 31 are as follows (dollars in thousands):
	2008	2007
Deferred tax liability:
Core deposit intangible	$438	$-
Unrealized gain on securities available for sale	293	19
Tax depreciation in excess of book	219	148
Prepaid expenses deducted currently for tax	192	95
Deferred loss on sale/leaseback transaction	107	-
Loan servicing rights	82	112
Other	5	116
Total deferred tax liability	1,336	490

Deferred tax asset:
Allowance for loan losses	$7,469	$1,625
Net operating loss carryforward	2,649	-
Writedowns on other real estate owned	797	-
Other	33	3
Total deferred tax asset	10,948	1,628
Valuation allowance	4,200	-
Deferred tax asset after valuation allowance	6,748	1,628

Net deferred tax asset	$5,412	$1,138

The net deferred tax asset is included in “Other assets” in the accompanying consolidated balance sheets.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2008, a valuation allowance has been recorded to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009.  Management determined that this valuation allowance of $4,200,000 has been recorded due to the substantial doubt of the ability of the Company to be able to realize all of the tax assets.  As of December 31, 2007, management determined that it was more likely than not that all tax assets would be realized and no valuation allowance was necessary.  The net deferred asset is included in “other assets” in the balance sheet.

A portion of the change in the net deferred tax asset relates to the change of $274,000 in the tax effect of the unrealized gain on securities available for sale. In addition, $2,425,000 of the change in the net deferred tax asset reflects the tax effect of purchase accounting adjustments recorded as part of the acquisition of Carolina National Corporation and its bank subsidiary Carolina National Bank and Trust on January 31, 2008. The remainder of the change in the net deferred tax asset is due to the current period deferred tax benefit of $4,623,000.

Note 14—Noncumulative Convertible Perpetual Preferred Stock

On July 3, 2007, the Company priced for sale 720,000 shares of its 7.25% Series A Noncumulative Perpetual Preferred Stock (the “Preferred Stock”), at $25.00 per share through an underwritten public offering.  Keefe, Bruyette & Woods, Inc. served as sole underwriter and manager for the offering.  Net proceeds after payment of underwriting discounts and other costs of the offering were approximately $16.5 million.  The net proceeds from the offering were used for general corporate purposes, which include, among other things, providing additional capital to the Bank subsidiary to support asset growth and the expansion of the Bank’s branch network, to repay a line of credit and to fund loan growth.  The offering closed on July 9, 2007.  A registration statement relating to these securities was filed with, and declared effective by the SEC as of June 26, 2007.

Subject to certain limitations, the net proceeds received in the Preferred Stock offering qualify as Tier 1 capital for capital adequacy calculations (see “Capital Resources” in the MD&A section for further discussion of capital).  This injection of capital positions the Bank for the future growth through the expansion of its branch network.  The Preferred Stock features a conversion option at any time into shares of the Company’s common stock at an initial conversion price of $17.50 per share of common stock, subject to adjustment.  This conversion price is also subject to anti-dilution adjustments upon the occurrence of certain events.  The number of shares of common stock issuable upon conversion of each share of Preferred Stock will be equal to $25.00 divided by the conversion price then in effect.  The Preferred Stock is redeemable at the Company’s option at any time, in whole or in part, on and after the third anniversary of the issue date, at $26.50 per share, plus declared and unpaid dividends, if any, with the redemption price declining in equal increments on a quarterly basis to $25.00 per share on or after the fifth anniversary of the issue date.   The Preferred Stock is also redeemable by us at the redemption price of $25.00 per share if the last reported sale price of the Company’s common stock has equaled or exceeded 140% of the Preferred Stock conversion price for at least 20 consecutive trading days.  During the year ended December 31, 2008 and 2007, cash dividends of $1,305,000 and $626,000, respectively, were declared and paid to preferred stock shareholders.  In light of the current period of volatility in the financial markets and our net loss for 2008, our Board of Directors did not declare a dividend for the first quarter of 2009 to our preferred shareholders.  The Board expects to evaluate the decision to declare future dividends to preferred shareholders on a quarterly basis and may resume payment of these dividends in future quarters.

Note 15—Regulatory Capital Requirements and Dividend Restrictions

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

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations) as set forth in the following table.  The Bank’s primary federal regulator, the OCC, recently completed a safety and soundness examination of the bank, which included a review of its asset quality.  The Bank has received the final report from this examination.  In addition, the Bank entered into a Consent Order with the OCC on April 27, 2009, which contains a requirement that it maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.    As a result of the terms of the consent order executed April 27, 2009, the Bank is not longer deemed “well-capitalized”, regardless of its capital levels.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2008 and 2007, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum to be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2008
The Company
Total capital to risk-weighted assets	$61,522	8.33%	$59,090	8.00%	$	N/A	N/A
Tier 1 capital risk-weighted assets	$44,545	6.03%	$29,545	4.00%	$	N/A	N/A
Tier 1 capital to average assets	$44,545	5.20%	$34,261	4.00%	$	N/A	N/A

The Bank
Total capital to risk-weighted assets	$68,764	9.75%	$56,414	8.00%		$71,270	10.00%
Tier 1 capital risk-weighted assets	$59,774	8.48%	$28,207	4.00%		$42,762	6.00%
Tier 1 capital to average assets	$59,774	7.23%	$33,069	4.00%		$41,351	5.00%

As of December 31, 2007
The Company
Total capital to risk-weighted assets	$65,514	13.48%	$38,870	8.00%	$	N/A	N/A
Tier 1 capital risk-weighted assets	$56,387	11.61%	$19,435	4.00%	$	N/A	N/A
Tier 1 capital to average assets	$56,387	9.75%	$23,130	4.00%	$	N/A	N/A

The Bank
Total capital to risk-weighted assets	$52,137	10.72%	$38,911	8.00%		$48,639	10.00%
Tier 1 capital risk-weighted assets	$47,186	9.70%	$19,455	4.00%		$29,183	6.00%
Tier 1 capital to average assets	$47,186	8.17%	$23,093	4.00%		$28,866	5.00%

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Further, we cannot pay cash dividends on our common stock during any calendar quarter unless full dividends on the Series A Preferred Stock for the dividend period ending during the calendar quarter have been declared and we have not failed to pay a dividend in the full amount of the Series A Preferred Stock with respect to the period in which such dividend payment in respect of our common stock would occur.  As of December 31, 2008, no cash dividends have been declared or paid by the Bank.

Note 16—Junior Subordinated Debentures

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

The 2003, 2004 and 2006 trust preferred securities accrue and pay cumulative distributions quarterly in arrears at a rate per annum equal to 90-day LIBOR plus 292 basis points, 90-day LIBOR plus 270 basis points and 90-day LIBOR plus 145 basis points, respectively.  The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarters from the date of issuance.  The Company did not pay interest for first quarter of 2009 and is considering whether to resume payments in future quarters or to continue to exercise the right of deferral.  At December 31, 2008, the distribution rates on the 2003, 2004 and 2006 issuances were 6.97%, 4.57% and 3.45%, respectively.

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

Note 17—Stock Compensation Plans

Effective March 6, 2000, the Company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the “Plan”).  Under the Plan, options are periodically granted to employees and directors by the Company’s Board of Directors at the recommendation of its Personnel Committee at a price not less than the fair market value of the shares at the date of grant.  Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant.  The Plan authorizes the granting of stock options up to a maximum of 459,351 shares of common stock.  As of December 31, 2008, 100,355 option shares were available to be granted under the Plan.  As of December 31, 2008, based on a market value of $2.06 per share, the aggregate intrinsic value for the outstanding stock options and warrants was approximately $2.5 million.  Unrecognized compensation expense on these options and warrants to be recognized in the future was approximately $257,000 at December 31, 2008.  These amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Upon consummation of the initial public offering, the organizers were issued stock warrants to purchase 799,611 shares of common stock for $3.92 per share, of which 663,507 remain unexercised.  These warrants vested ratably over a five-year period beginning February 10, 2000, and are exercisable in whole or in part during the ten-year period following that date.

The following is a summary of the activity under the plans for the years ended December 31:

	2008		2007		2006
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	963,474	$4.89	991,248	$4.14	1,113,501	$4.37
Granted	166,422	8.47	16,885	15.52	31,715	3.79
Forfeited	(36,875)	12.64	(5,955)	11.71	(4,169)	4.16
Exercised	(1,276)	7.35	(38,704)	4.71	(149,799)	3.95

Outstanding, December 31	1,091,745	$4.49	963,474	$4.89	991,248	$4.14

Exerciseable, December 31	1,034,993	$4.74	899,014	$3.95	921,592	$4.75

The following table summarizes information about stock options and warrants outstanding under the stock-based option plans at December 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.02 - $3.92	860,508	1.16	$3.92	860,008	$3.92
4.23 - $4.75	8,380	2.92	4.36	6,380	4.23
$5.29 - $6.81	110,471	3.54	6.73	99,971	6.76
$7.35 - $9.50	8,674	5.11	8.51	6,164	8.12
$11.06 - $11.75	46,440	7.98	11.21	39,310	11.17
$12.06 - $13.06	18,827	8.04	12.57	6,627	12.55
$14.17 - $16.89	29,885	6.77	15.12	14,286	15.02
$17.24 - $18.69	8,560	7.84	18.41	2,247	18.41

$ 3.02 - $18.69	1,091,745	1.82	$5.12	1,034,993	$4.74

The above information reflects each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, as well as the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Note 18—Employee Benefit Plans

The Company maintains an employee benefit plan for all eligible employees of the Company and the Bank under the provisions of Internal Revenue Code Section 401(k).  The First National Retirement Savings Plan (the “Savings Plan”) allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to a maximum of six percent of annual compensation.  Totals of $217,000, $91,000 and $68,000 were charged to operations in 2008, 2007, and 2006, respectively, for the Company’s matching contribution.  Employees are immediately vested in their contributions to the Savings Plan and become fully vested in the employer matching contribution after five years of service.

On May 31, 2004, the Company adopted a leveraged Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of employee participants.  Employees become vested in their account balances after seven years of service.

On November 30, 2005, the Company loaned the ESOP $600,000 which was used to purchase 42,532 shares of the Company’s common stock.  The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year.  At December 31, 2008, the ESOP owned 44,912 shares of the Company’s stock, of which 34,065 shares were pledged to secure the loan to the Company.  The remainder of the shares was allocated to individual accounts of participants.  In accordance with the requirements of the SOP 93-6, the Company presented the shares that were pledged as collateral as a deduction of $478,000 and $518,000 from shareholders’ equity at December 31, 2008 and 2007, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.  The Board of Directors approved a $24,000 discretionary contribution paid to the ESOP for the year ended December 31, 2006, which the Company recorded as compensation expense.  The Company also recorded $6,000 and $37,000 of expense during the years ended December 31, 2008 and 2007, respectively, to reflect the fair market value of the shares allocated to eligible employees.  The fair market value of the unallocated shares was $92,519 as of December 31, 2008.

The Company made contributions during December 31, 2008 and 2007, of $64,908 and $66,824, respectively, equal to the ESOP annual debt service.  The note payable to the ESOP requires annual principal payments plus interest at a fixed interest rate of 4.79%.  Future principal payments will be $40,000 annually until a final payment will be made on December 31, 2020.

During 2004, the Company also adopted a formal incentive compensation plan, the First National Incentive Plan (the “FNIP”) for members of its management team.  Approximately $0, $354,000, and $711,000 were expensed in 2008, 2007 and 2006, respectively, and paid in the subsequent year based on achievement of individual and corporate performance goals.

Note 19—Commitments and Contingencies

The Company entered into employment agreements with its President and its two Executive Vice Presidents that include an annually renewing two-year compensation term and one-year non-compete agreements upon termination.

In the normal course of business, the Company and the Bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted.  At December 31, 2008, neither the Company nor the Bank were involved with any material litigation matters.

See Note 7 for specifics on the Company’s lease commitments.

Note 20—Financial Instruments with Off-Balance Sheet Risk

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

At December 31, 2008, the Company’s commitments to extend additional credit totaled approximately $145.9 million, the majority of which are at variable rates of interest and expire within one year.  Included in the Company’s total commitments are standby letters of credit.  Letters of credit are commitments issued by the Company to guarantee the performance of a customer to a third party and totaled $2,061,000 at December 31, 2008.  The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

Note 21—Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS 157 requires us, among other things, to maximize the use of observable inputs and minimize the use of unobservable inputs in its fair value measurement techniques.  The adoption of SFAS 157 resulted in no change to January 1, 2008 retained earnings.

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

The estimated fair values of the Company’s financial instruments at December 31 are as follows (dollars in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,700	$7,700	$8,426	$8,426
Securities available for sale	81,662	81,662	70,530	70,530
Investment in FHLB/FRB stock	7,165	7,165	3,687	3,687
Loans, net	686,254	680,966	489,142	488,859
Accrued interest receivable	31,093	31,093	15,441	15,441

Financial liabilities:
Deposits	$646,849	$649,069	$471,828	$469,984
FHLB advances	86,363	83,148	41,690	41,690
Long-term debt	9,500	9,500	-	-
Junior subordinated debentures	13,403	13,403	13,403	13,403
Federal funds purchased and other	11,873	11,873	9,360	9,360
Accrued interest payable and other liabilities	4,130	4,130	2,676	2,676

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands).

	December 31, 2008

	Total	Level 1	Level 2	Level 3
Securities available for sale	$81,662	$-	$81,662	$-
Mortgage loans held for sale	16,411	-	16,411	-
Impaired loans	69,052	-	69,052	-
Equity investments	7,935	-	-	7,935

Total	$157,811	$-	$149,876	$7,935

Available-for-sale investment securities are the only assets whose fair values are measured on a recurring basis using Level 1 inputs (active market quotes).  We have no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Bank is are predominantly an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  When practical, such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs.  The aggregate carrying amount of impaired loans at December 31, 2008 was $69.1 million.

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

Note 22—Parent Company Financial Information

The following is condensed financial information of First National Bancshares, Inc. (parent company only) at December 31, 2008 and 2007, and for each of the years in the three year period ended December 31, 2008.

First National Bancshares, Inc.
Condensed Balance Sheets
(dollars in thousands)

	2008	2007
Assets
Cash and cash equivalents	$308	$13,434
Investment in bank subsidiary	61,279	47,253
Investment in Trust subsidiaries	403	403
Other assets	1,562	616
Total assets	$63,552	$61,706

Liabilities and Shareholders' Equity
Junior subordinated debentures	13,403	13,403
Long-term debt	9,500	-
Other liabilities	25	747
Total shareholders' equity	40,624	47,556
Total liabilities and shareholders' equity	$63,552	$61,706

First National Bancshares, Inc.
Condensed Statements of Operations
(dollars in thousands)

	2008	2007	2006
Interest income	$118	$276	$84
Interest expense on junior subordinated debentures	948	1,127	877
Net interest expense	(830)	(851)	(793)

Professional fees	20	12	11
Shareholder relations	203	97	85
Data processing	33	23	13
Other	1	-	-
Miscellaneous noninterest expense	257	132	109

Equity in undistributed net income/(loss) of bank subsidiary	(44,061)	4,709	4,750

Net income/(loss) before income taxes	(45,148)	3,726	3,848
Income tax benefit	(301)	(334)	(204)
Net income/(loss)	$(44,847)	$4,060	$4,052

First National Bancshares, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)

	2008	2007	2006
Operating activities:
Net income/(loss)	$(44,847)	$4,060	$4,052
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Equity in undistributed net (income)/loss of bank subsidiary	15,328	(4,709)	(4,750)
Provision for impairment of goodwill	28,732
Allocation of ESOP shares	6	37	43
Compensation expense for employee stock options	104	91	73
Increase in other assets	(946)	(529)	(5)
(Decrease)/increase in other liabilities	(5)	(10)	40
Increase in intercompany payable/(receivable)	(717)	754	(18)
Net cash used in operating activities	(2,345)	(306)	(565)

Investing activities:
Investment in common securities of Trusts	-	-	(217)
Capital contribution to bank subsidiary	(1,700)	(6,000)	(7,000)
Acquisition, net of funds received	(16,378)	-	-
Net cash used in investing activities	(18,078)	(6,000)	(7,217)

Financing activities:
Proceeds from exercise of employee stock options/director stock warrants	9	182	591
Proceeds from issuance of preferred stock, net of offering expenses	-	16,550	-
Dividends paid on preferred stock	(1,305)	(626)	-
Proceeds from the issuance of long-term debt	9,500	-	-
Shares repurchased pursuant to share repurchase program	(907)	(224)	-
Cash paid in lieu of fractional shares for stock dividend	-	(7)	(4)
Proceeds from junior subordinated debentures	-	-	7,217
Net cash provided by financing activities	7,297	15,875	7,804

Net increase/(decrease) in cash and cash equivalents	(13,126)	9,569	22

Cash, beginning of year	13,434	3,865	3,843
Cash, end of year	$308	$13,434	$3,865

For a complete discussion of the junior subordinated debentures, common securities and the related trust preferred securities, see Note 16—Junior Subordinated Debentures.

Note 23—Selected Quarterly Financial Data (unaudited)

Following is a summary of operations by quarter (dollars in thousands, except share and per share data).

2008
	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$11,680	$11,662	$11,472	$10,573
Interest expense	6,522	6,302	6,288	6,267
Net interest income	5,158	5,360	5,184	4,306

Provision for loan losses	466	943	4,618	14,433
Noninterest income	1,331	1,233	1,204	1,252
Noninterest expenses	4,917	5,366	5,989	35,377

Income/(loss) before provision for income taxes	1,106	284	(4,219)	(44,252)
Income tax expense/(benefit)	370	95	(1,413)	(1,286)
Net income/(loss)	$736	$189	$(2,806)	$(42,966)
Cash dividends declared on preferred stock	326	326	326	327
Net income/(loss) available to common shareholders	410	(137)	(3,132)	(43,293)

Earnings per share:
Basic	0.07	(0.02)	(0.50)	(6.88)
Diluted	0.10	(0.02)	(0.50)	(6.88)
Weighted average common shares:
Basic	5,469,281	6,333,833	6,302,459	6,296,698
Diluted	7,122,692	6,333,833	6,302,459	6,296,698
2007
	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$8,895	$9,891	$10,618	$10,564
Interest expense	4,939	5,631	5,981	5,914
Net interest income	3,956	4,260	4,637	4,650

Provision for loan losses	339	452	422	183
Noninterest income	666	1,039	1,182	1,264
Noninterest expenses	2,972	3,629	3,551	4,007

Income before provision for income taxes	1,311	1,218	1,846	1,724
Income tax expense	459	426	567	587
Net income	$852	$792	$1,279	$1,137

Earnings per share:
Basic	0.23	0.21	0.26	0.22
Diluted	0.19	0.18	0.24	0.21
Weighted average common shares:
Basic	3,696,774	3,695,822	3,695,822	3,697,219
Diluted	4,411,231	4,400,011	5,289,673	5,344,626

Note 24—Stock Repurchase Program

On December 1, 2006, the Company’s board of directors authorized a stock repurchase program of up to 50,000 of its 3,458,354 shares outstanding effective immediately for a period of six months ending May 31, 2007.  This stock repurchase program was subsequently extended through November 30, 2008, and on August 18, 2008, was increased to 157,000 shares.  The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management.  The Company intends to hold the shares repurchased as treasury shares and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law.  As of December 31, 2008, the Company had purchased 106,981 shares at an average price of $10.58 per share.  The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying consolidated balance sheets and statements of changes in shareholders’ equity and comprehensive income/(loss).

Note 25—Merger with Carolina National Corporation and Goodwill

On January 31, 2008, Carolina National, the holding company for Carolina National Bank and Trust Company, merged with and into First National (the “Merger”). On February 18, 2008, Carolina National Bank and Trust Company merged with and into the Company’s bank subsidiary, First National Bank of the South. As a result of this acquisition, four full-service branches in the Columbia market were added to First National’s operations that had been previously operated as Carolina National Bank and Trust Company.

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

Under the terms of the definitive agreement, Carolina National's shareholders were given the option to elect to receive either 1.4678 shares of First National common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consisted of 70% stock and 30% cash. Based on the “Final Buyer Stock Price”, as defined in Section 9.1(g) of the Agreement and Plan of Merger dated August 26, 2007, by and between First National and Carolina National (the “Merger Agreement”), of $12.85, and including the value of Carolina National's outstanding options and warrants, the transaction closed with an aggregate value of $54.1 million. After the allocation and proration processes set forth in the Merger Agreement were applied to the elections made by Carolina National shareholders, the total Merger consideration resulted in an additional 2,663,674 shares of First National common stock outstanding upon the completion of the exchange of Carolina National shares on March 31, 2008. In addition, cash consideration of $16,848,809 was paid in exchange for shares of Carolina National common stock.

In connection with the Merger, the balance sheet reflects intangible assets consisting of core deposit intangibles and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. See further discussion in Note 1 – Summary of Significant Accounting Policies and Activities” for additional information on purchase accounting adjustments and intangible assets associated with the Merger.

We recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of our annual testing of goodwill for impairment as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, we were required to perform the second step of the analysis to determine the amount of the impairment.  We prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, we determined that no amount of the net asset value could be allocated to goodwill and recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.

The following pro forma financial information presents the combined results of operations for the year ended December 31, 2008, as if the Merger had occurred on January 1, 2008 (in thousands).

	First National
	Combined	Purchase		Pro Forma
	12/31/2008	Adjustments		Combined
Interest income:
Loans	$41,604	$-		$41,604
Securities	3,477	-		3,477
Other	306	(518	)(1)	(212)
Total interest income	45,387	(518)		44,869
Interest expense:
Deposits	22,039	-		22,039
Short-term debt	332	-		332
Long-term debt	3,008	-		3,008
Total interest expense	25,379	-		25,379
Net interest income	20,008	(518)		19,490
Loan loss provision	20,460	-		20,460
Noninterest income:
Mortgage banking income	2,251	-		2,251
Other	2,769	-		2,769
Total noninterest income	5,020	-		5,020
Noninterest expense:
Goodwill impairment	28,732	-		28,732
Salaries and employee benefits	11,429	-		11,429
Occupancy and equipment expense	3,375	-		3,375
Other real estate owned expenses	1,757	-		1,757
Data processing and ATM expense	1,303	-		1,303
Public relations	708	-		708
Other	4,345	-		4,345
Total noninterest expense	51,649	-		51,649
Intangibles amortization	-	11	(2)	11
Income before income taxes	(47,081)	(529)		(47,610)
Provision for income taxes	(2,234)	49	(3)	(2,185)
Net income/(loss)	(44,847)	(578)		(45,425)
Preferred stock dividends	1,305	-		1,305
Net income/(loss) available to common shareholders	$(46,152)	$(578)		$(46,730)
Weighted average common shares outstanding				6,360,138
Net income/(loss) per common share				$(7.35)

Notes
(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 2.35% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

The following pro forma financial information presents the combined results of operations for the twelve months ended December 31, 2007, as if the Merger had occurred on January 1, 2007 (in thousands).

Pro Forma 2007 Income Statement

	First National	Carolina National
	Stand-alone	Stand-alone	Purchase		Pro Forma
	Full Year 2007	Full Year 2007	Adjustments		Combined
Interest income:
Loans	$35,661	$15,540			$51,201
Securities	3,293	64			3,357
Other	1,014	792	(1,150	)(1)	656
Total interest income	39,968	16,396	(1,150)		55,214
Interest expense:
Deposits	18,872	$8,025			26,897
Short-term debt	2,568	10			2,578
Long-term debt	1,025	-			1,025
Total interest expense	22,465	8,035			30,500
Net interest income	17,503	8,361	(1,150)		24,714
Loan loss provision	1,396	209	-		1,605
Noninterest income:
Mortgage banking income	1,858	-	-		1,858
Other	2,293	386			2,679
Total noninterest income	4,151	386			4,537
Noninterest expense:
Salaries and employee benefits	7,876	2,859			10,735
Occupancy and equipment expense	2,030	893			2,923
Public relations	734	120			854
Data processing and ATM expense	702	468			1,170
Other	2,817	1,763			4,580
Total noninterest expense	14,159	6,103			20,262
Intangibles amortization	-	-	376	(2)	376
Income before income taxes	6,099	2,435	(1,526)		7,008
Provision for income taxes	2,039	1,021	(562	)(3)	2,498
Net income	4,060	1,414	(964)		4,510
Preferred stock dividends	626	-			626
Net income available to common	$3,434	$1,414	$(964)		$3,884

Weighted average common shares outstanding	3,696,464	2,582,825	305,330		6,584,619
Net income per common share	$0.93	$0.55			$0.59

Notes
(1) To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2) To record amortization of the core deposit intangible using the sum of years' digits method over a 10 year life.
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

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

 We are responsible for establishing and maintaining adequate internal controls over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 is included in Item 8 of this report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Item 9B.     Other Information.

 On April 27, 2009, First National Bank of the South entered into a consent order with the OCC. For a more detailed discussion of the consent order, see Note 2 to our Financial Statements included in this Annual Report.

 On April 30, 2009, First National entered into a letter agreement with Nexity Bank regarding issues relating to the loan agreement dated December 27, 2007. For a more detailed discussion of this letter agreement, see Note 2 to our Financial Statements included in this Annual Report.

 On April 30, 2009, First National provided notice to the Federal Reserve that it was decertifying as a financial holding company as of April 30, 2009. For a more detailed discussion of this letter, see “Supervision and Regulation - First National Bancshares, Inc. – Permitted Activities” in this Annual Report.

 Part III.

Item 10.      Directors, and Executive Officers and Corporate Governance.

Board of Directors and Executive Officers

The board of directors is divided into three classes with staggered terms, so that the terms of approximately one-third of the board members expire at each annual meeting.  Set forth below is certain information about the Class I directors. With the exception of Mr. Johnson, each of the Class I directors is also an organizer and director of our company’s subsidiary, First National Bank of the South, and has served in this capacity since each company’s inception in 1999.  Mr. Johnson joined our Board in February of 2008, pursuant to the merger of Carolina National Corporation (“Carolina National”) with and into First National.

Mellnee G. Buchheit, 61, Class I director, has been the president of Buchheit News Management, Inc., a firm specializing in media investments, since 1993.  She also serves as a director for Wayne Printing Co., Inc. and Hometown News, Inc.  Ms. Buchheit graduated from Winthrop University with a degree in education in 1969.

Jerry L. Calvert, 60, Class I director, is the president and chief executive officer of First National Bancshares, Inc. and the First National Bank of the South.  He is a native of South Carolina and has over 30 years of banking experience in the Greenville and Spartanburg markets.  Mr. Calvert was the senior vice president and regional manager for American Federal Bank from 1984 until March 1999, when he resigned to help organize First National Bank of the South.  Mr. Calvert is a retired Lieutenant Colonel in the U.S. Marine Reserves and a Vietnam veteran.  Mr. Calvert graduated from Wofford College in 1974 with a bachelor of arts degree in economics.

W. Russel Floyd, Jr., 58, Class I director, has been the president of W. R. Floyd Services, Inc., a funeral home, and W. R. Floyd Corporation, a cemetery operation located in Spartanburg, since 1978.  He has also served as the vice president of Piedmont Crematory since 1980.  He also has served as the president of Business Communications, Inc., a local provider of telephone services and equipment, since 1984.  Mr. Floyd graduated from the University of North Carolina – Chapel Hill in 1972 with a bachelor of science degree in business administration, and he received a bachelor of arts degree in psychology from the University of North Carolina – Charlotte in 1977.

I.S. Leevy Johnson, 66, Class I director, has been an attorney with Johnson, Toal & Battiste, P.A. since 1976. Mr. Johnson is also an owner of Leevy Johnson Funeral Home, Inc.

Norman F. Pulliam, 66, Class I director, was founder and formerly chairman of the board of Pulliam Investment company, Inc., a real estate development and investment firm located in Spartanburg.  Mr. Pulliam served as board chairman from First National’s inception until June 2005, and now serves as chairman emeritus.  He is a graduate of Clemson University and Harvard University School of Business Administration.

Set forth below is also information about each of our other directors and executive officers.  The terms of the Class II directors will expire at the 2010 Annual Shareholders Meeting.  The terms of the Class III directors expire at the 2011 Annual Shareholders Meeting.  The directors who were an organizer and an original director of our subsidiary bank and have served in this capacity since each company’s inception in 1999 are as follows:  C. Dan Adams, Mellnee Buchheit, Jerry L. Calvert, Martha Chapman, W. Russel Floyd, Jr., C. Tyrone Gilmore, Sr., Benjamin Hines, Norman Pulliam, Peter Weisman, Donald B. Wildman and Coleman L. Young, Jr.  The following directors joined our Board in February of 2008, pursuant to the merger of Carolina National with and into First National:  Robert E. Staton, Jr., I.S. Leevy Johnson, Joel A. Smith, III and William H. Stern.

C. Dan Adams, 49, Class III director, is the Chairman of our board of directors.  Mr. Adams has been the president and principal owner of The Capital Corporation of America, Inc., an investment banking company located in Greenville/Spartanburg, since 1991.  He is also president and owner of Southeastern Capital Partners, LLC, a private equity company that is affiliated with The Capital Corporation and invests in privately held companies. Southeastern currently has four (4) portfolio companies.  Mr. Adams graduated from the University of South Carolina Upstate in 1983 with a degree in business administration.  He graduated in 1989 from The Banking School of the South at Louisiana State University and is a Certified Commercial Investment member.

Martha Cloud Chapman, 86, Class III director, graduated from the University of North Carolina – Greensboro in 1942 with a degree in art.  Ms. Chapman previously was the first female board member of the Spartanburg County Foundation, the South Carolina Development Board, and the South Carolina Mining Council, and she served as the chairperson of Governor Jim Edward’s Inaugural Ball.  She has served as a board member of the Walker Foundation, Charles Lea Center Foundation, Queens College, Spartanburg Methodist College and the Music Foundation.

Dr. C. Tyrone Gilmore, Sr., 65, Class III director, is vice president/customer relations at Compass Learning, Inc.  He graduated from Livingstone College in 1965 with a bachelor of arts degree.  Dr. Gilmore earned his Master’s degree in 1971 from Converse College and received his Ed. S. in Educational Administration studies in 1976 from the University of South Carolina – Upstate.

Benjamin R. Hines, 52, Class II director, has been president of Spencer/Hines Properties, a commercial real estate firm located in Spartanburg, since 1986.  Mr. Hines graduated from Wofford College in 1978 with a bachelor’s degree in economics.

Joel A. Smith, III, 63, Class II director, has been Dean of the Moore School of Business since October of 2000.  From June of 1998 until August of 2000, Mr. Smith was President of the East Region of Bank of America.  Prior to that time, from 1991 through June of 1998, Mr. Smith was President of NationsBank Carolinas.  Additionally, he serves on the board of directors and the Audit and Governance Committees of Avanex Corporation, and the board of directors and on the Executive Committee for NETBANK, Inc., chairing the Compensation Committee.

Robert E. Staton, Sr., 62, Class III director,  has been  Executive  Vice  President External  Relations for  Presbyterian  College  since  January 2007,  served as President of the United Way of South Carolina from May of 2002 until December of 2005 and was Chairman,  President and Chief Executive Officer of Colonial Life & Accident Insurance company from 1994 until his retirement in July of 2001.

William H. Stern, 52, Class II director, has been President of Stern & Stern and Associates, a commercial real estate development company, since 1984. Mr. Stern currently serves as Chairman of the South Carolina State Ports Authority.

Peter E. Weisman, 71, Class II director, is an owner and managing member of Peter Weisman/Kinney Hill Associates, LLC, a real estate development company established in 1989 and located in Spartanburg.  Mr. Weisman has also been a general partner of P & J Realty Co., a real estate development company located in New York, New York, since 1969.  He graduated from the University of Pennsylvania in 1961 with a degree in architecture.

Donald B. Wildman, 59, Class II director, is a managing partner of the law firm of Johnson, Smith, Hibbard, and Wildman, LLP.  Mr. Wildman has been a transactions attorney with the firm since 1974.  He graduated from Wofford College in 1971 with a bachelor of arts degree and received his juris doctor from the University of South Carolina School of Law in 1974.

Coleman L. Young, Jr., 52, Class III director, has been the president of CLY, Inc., a dry cleaning business located in Spartanburg, since 1994.  Mr. Young also serves as property manager for Coleman Young Family Limited Partnership, a real estate development company, and is chairman of Upward Unlimited, a non-profit ministry headquartered in Spartanburg.    Mr. Young graduated from Clemson University in 1979 with a bachelor of science degree.

Kitty B. Payne, CPA, 38, is executive vice president and chief financial officer of First National Bancshares, Inc. and First National Bank of the South. She has over 15 years of experience in the financial services industry, including seven years with KPMG LLP as a senior tax manager where she worked extensively with community banks in the Carolinas. Ms. Payne received her bachelor’s degree in financial management and accounting from Clemson University in 1992.

 Roger B. Whaley, age 62, has served as executive vice president of First National Bancshares, Inc. since February 2008, pursuant to the merger of Carolina National Bank Corporation with and into First National Bancshares, Inc.  Prior to February 2008, Mr. Whaley served as a director, president and chief executive officer of Carolina National Corporation. Mr. Whaley was employed by an investment firm from November of 2000 until November, 2001.  From 1971 until his retirement in August of 2000, Mr.  Whaley was with Bank of America, where for the last four years of employment he served as President of Bank of America, Oklahoma, and, in 1999, also assumed responsibilities as Small Business Banking Executive for the Midwest (Arkansas, Illinois, Iowa, Kansas, Missouri and Oklahoma).

David H. Zabriskie, 47, is executive vice president and senior lending officer of First National Bank of the South. He has over 21 years of experience in the financial services industry, including 15 years in commercial lending. Mr. Zabriskie has also served as a bank examiner for the OCC and the OTS. Mr. Zabriskie received his bachelor’s degree in business administration from Furman University in 1984.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers and certain other individuals are required to report periodically their ownership of our common stock and any changes in ownership to the SEC.  Based on a review of Forms 3, 4, and 5 and any written representations made to us, it appears that these forms were filed in a timely fashion during 2008.

Code of Ethics

We have adopted a Code of Ethics that is designed to ensure that our directors, executive officers and employees meet the highest standards of ethical conduct.  The Code of Ethics requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.  Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

As a mechanism to encourage compliance with the Code of Ethics, we have adopted a policy regarding our method receiving, retaining and treating complaints received regarding accounting, internal accounting controls or auditing matters.  This policy ensures that employees may submit concerns in good faith regarding questionable accounting or auditing matters in a confidential and anonymous manner without fear of dismissal or retaliation of any kind.  A copy of the Code of Ethics can be found on our website, www.firstnational-online.com.

Nominating Committee

The nominating committee is composed of C. Dan Adams, W. Russel Floyd, Jr., Coleman L. Young, Jr., and Robert E. Staton, Sr.  Each member is considered independent as contemplated in the listing standards of the NASDAQ Global Market.  The nominating committee acts under a written charter adopted by the board of directors.  A copy of the charter is available in the investor relations section of our website at www.firstnational-online.com. The nominating committee met one time in 2008.

Our nominating committee will consider director candidates recommended by shareholders who submit nominations in accordance with our bylaws.  In evaluating such recommendations, the committee uses a variety of criteria to evaluate the qualifications and skills necessary for members of our Boards.  While no single qualification is determinative, the nominating committee shall consider the skills and background needed by the company and possessed by the person, diversity of the Board, actual or potential conflicts of interest, and the willingness and ability to devote time and energy to the duties of a director.  The nominating committee uses these criteria in evaluating the qualifications of director candidates in addition to any other factor relevant to a person’s potential service on the board of directors.  At least annually, the nominating committee reviews and reassesses director fees and qualifications and recommends any proposed changes to the board of directors.

Shareholders must deliver nominations in writing either by personal delivery or by United States mail, postage prepaid, return receipt requested, to the Secretary of the company no later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety days in advance of such meeting; and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, following the close of business on the seventh day after notice of the date on which notice of such special meeting is given to the shareholder.  Each notice shall set forth: (i) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder is a holder of record of stock of the company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the board of directors; and (v) the consent of each nominee to serve as a director of the company if so elected.  The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

Our nominating committee uses a variety of methods for identifying and evaluating nominees for director.  The nominating committee regularly assesses the appropriate size of the board of directors, and whether any vacancies are expected due to retirement or otherwise.  If vacancies are anticipated, or otherwise arise, the nominating committee considers various potential candidates for director.  Candidates may come to their attention through current members of the Board, shareholders, or other persons.  These candidates are evaluated at regular or special meetings of the Board, and may be considered at any point during the year.  The nominating committee considers all properly submitted shareholder recommendations for candidates.  In evaluating such recommendations, the nominating committee uses the qualifications and standards discussed above and seeks to achieve a balance of knowledge, experience and capability on the board of directors.

Audit Committee

The audit committee is composed of Coleman L. Young, Jr., Mellnee G. Buchheit, Dr. C. Tyrone Gilmore, Sr., Benjamin R. Hines, Joel A. Smith, I. S. Leevy Johnson, and W. Russel Floyd, Jr.  The audit committee met four times in 2008.  Each member is considered independent as contemplated in the listing standards of the NASDAQ Global Market.

The functions of the audit committee are set forth in its charter, which is included as Appendix A.  The initial charter was adopted in March 2000 and was most recently ratified in March 2008 with no amendments to the existing version filed with the company’s current proxy statement for the 2009 Annual Meeting of Shareholders.  The audit committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed.  The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts.  The audit committee reports its findings to the board of directors.

The compensation committee is composed of Mellnee G. Buchheit, Martha C. Chapman, Norman F. Pulliam, C. Dan Adams, Robert E. Staton, Sr., William H. Stern, and Coleman L. Young, Jr.  The compensation committee met four times in 2008.  Each member is considered independent as contemplated in the listing standards of the NASDAQ Global Market.  The compensation committee does not operate under a formal charter.

 The board of directors believes that each current member of our audit committee is financially literate and fully qualified to monitor the performance of management, our public disclosures of our financial condition and performance, our internal accounting operations, and our independent registered public accounting firm.  The audit committee does not include an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission as no individual committee member meets the five attributes and qualifies as an “audit committee financial expert”.  However, we believe that our committee members collectively are capable of (i) an understanding of GAAP and financial statements, (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and complexity of issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be inherent in our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an “audit committee financial expert” under the current rules adopted by the SEC.

Item 11.      Executive Compensation.

Compensation of Directors and Executive Officers

Summary of Cash and Certain Other Compensation

The following table summarizes the compensation paid or earned by each of the named executive officers for the year ended December 31, 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	Deferred Compensation Earnings	Value and All Other Compensation (3)	Total

Jerry L. Calvert	2008	286,000		-	-	-	-	39,180	325,180
President, CEO and Director	2007	266,000	-	-	-	70,000	-	39,471	375,471
of the Company and the Bank

Kitty B. Payne	2008	162,616		-	5,681	-	-	12,644	180,941
Executive Vice President and Chief	2007	155,000	-	-	5,681	29,000	-	15,944	205,625
Financial Officer of the Company and the Bank

Roger B. Whaley(4)	2008	254,625						23,065	277,690
Executive Vice President

David H. Zabriskie	2008	178,460	-	-	5,681	-	-	15,436	199,577
Executive Vice President and Chief	2007	169,959	-	-	5,681	33,000	-	18,962	227,602
Lending Officer of the Bank

(1)
The amounts in this column reflect the dollar amount recognized as compensation expense for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS No. 123(R) which outlines the accounting requirements for awards pursuant to the company’s stock option plan and include amounts from awards granted prior to 2008.  Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2008, are included in footnote 2 to the company’s audited financial statements for the fiscal year ended December 31, 2008, included in the company’s Annual Report on Form 10-K.

(2)	Amounts awarded for the fiscal year under the FNIP were paid in the subsequent fiscal year.
(3)
All other compensation for 2008 includes the following items: (a) company contributions under the 401k plan, (b) car allowance or value attributable to personal use of company provided automobiles, (c) club dues, (d) premiums for the portion of the death benefits shared by the company with the named executive officers pursuant to bank owned life insurance, (e) premiums for life, accident and long-term disability insurance policies (f) the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 for shares allocated to each named executive officer under the First National Employee Stock Ownership Plan, and (g) in the case of Mr. Calvert, premiums for keyman life insurance and medical and dental insurance coverage. The amount attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named executive officer.

(4)	Mr. Whaley became an executive officer of First National pursuant to the acquisition of Carolina National, effective January 31, 2007.

Employment Agreements

The company recognizes that the named executive officers’ contributions to the growth and success of the company are substantial.  The company desires to provide for the continued employment of the named executive officers, to reinforce and encourage the continued dedication of these individuals to the company and to promote the best interest of the company and its shareholders.

On December 31, 2008, First National Bancshares, Inc., and its wholly-owned subsidiary, First National Bank of the South, entered into an employment agreement with Jerry L. Calvert to serve as the President and Chief Executive Officer of the company and its bank subsidiary.  This agreement is for a term of three years and is extended automatically at the end of each year so that the remaining term continues to be three years.  Under the agreement, Mr. Calvert receives a base salary of not less than $286,000 per year, which may be increased from time to time with the approval from the board of directors. He also receives his medical insurance premium.  He is eligible to receive an annual cash bonus of up to 50% of his base salary based on the accomplishment of performance goals established by the board of directors.  Mr. Calvert is entitled to a term life insurance policy in the amount of $500,000 payable to his designated beneficiaries and an accident liability policy totaling $1,000,000.  Mr. Calvert will receive an automobile or an automobile allowance and is entitled to participate in all retirement, welfare, and other benefit plans of the company and the bank.  During his employment and for a period of one year thereafter, or during any period that Mr. Calvert is receiving a severance payment under the agreement, he is prohibited from (a) competing with the company or the bank within a radius of 40 miles of the main office or any branch or loan production office; (b) soliciting the company’s or the bank’s customers for a competing business; or (c) soliciting the company’s or bank’s employees for a competing business.

If we terminate the employee agreement for Mr. Calvert without cause before or after a change in control, or if Mr. Calvert terminates his agreement for good reason within the 90-day period beginning on the 30th day after a change in control or within the 90-day period beginning on the one year anniversary of a change in control, he will be entitled to severance in an amount equal to his then current monthly base salary multiplied by 36 (24 for a termination without cause), plus any bonus which may have been earned or accrued through the date of termination (including any amounts awarded for previous years but which were not yet vested) and a pro rata share of any bonus with respect to the current fiscal year which may have been earned as of the date of termination.

On December 31, 2008, First National Bancshares, Inc. and its wholly owned subsidiary, First National Bank of the South, also entered into employment agreements with Kitty B. Payne and David H. Zabriskie.  Pursuant to the agreements, Ms. Payne serves as an Executive Vice President and the Chief Financial Officer of the company and the bank and receives a minimum annual base salary of $164,000 and Mr. Zabriskie serves as an Executive Vice President and Senior Lending Officer of the bank and receives a minimum annual base salary of $180,000.  Each executive’s annual base salary may be increased from time to time with the approval of the board of directors, but may not be decreased.

Each agreement is for a term of two years and is extended automatically at the end of each year so that the remaining term continues to be two years; however, the executive or the employer may at any time fix the term to a finite period of two years.  Each executive is entitled to participate in all employee benefit plans or programs of the company and its bank subsidiary, as well as club dues.  In addition, the terms of the agreement entitle Mr. Zabriskie to the use of an automobile owned or leased by the bank.  During each executive’s employment and for a period of one year thereafter, each executive is prohibited from (a) competing with the company or the bank within a radius of 30 miles of any office or branch; (b) soliciting the company’s or bank’s customers for a competing business; or (c) soliciting the company’s or the bank’s employees for a competing business.  Notwithstanding the foregoing, each executive may serve as an officer of or consultant to a depository institution or holding company with offices in the restricted territory, if such employment does not involve the restricted territory.

If we terminate the employment agreements for Ms. Payne or Mr. Zabriskie without cause before or after a change in control, or if Ms. Payne or Mr. Zabriskie terminate their agreement for good reason within the 90-day period beginning on the 30th day after a change in control, they will be entitled to severance in an amount equal to their then current monthly base salary multiplied by 12, plus any bonus which may have been earned or accrued through the date of termination (including any amounts awarded for previous years but which were not yet vested) and a pro rata share of any bonus with respect to the current fiscal year which may have been earned as of the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares covered by both exercisable and non-exercisable options owned by the individuals named in the Summary Compensation Table as of December 31, 2008, as well as the related exercise prices and expiration dates. Options are granted pursuant to the company’s stock option plan.

Option Awards						Stock Awards
									Equity Incentive
			Equity Incentive					Equity Incentive	Plan Awards:
			Plan Awards:			Number of	Market Value of	Plan Awards:	Market or Payout Value
	Number of Securities Underlying		Number of Securities	Option	Option	Shares or Units of	Shares or Units of	Number of Unearned Shares	of Unearned Shares, Units or
	Unexercised Options		Underlying Unexercised	Exercise	Expiration	Stock that	Stock that Have	or Other Rights That	Other Rights That Have
Name	Exercisable	Non-exercisable(1)	Unearned Options	Price	Date	Have Not Vested(2)	Not Vested(2)	Have Not Vested	Not Vested
Jerry L. Calvert	153,117	-	-	$3.92	3/27/2010	-	-	-	-
	-	-	-	-	-	426	$877	-	-

Kitty B. Payne	12,760	-	-	$3.92	3/27/2010	-	-	-	-
	2,552	-	-	$4.23	12/3/2011	-	-	-	-
	2,552	1,701	-	$14.99	1/31/2015	-	-	-	-
	-	-	-		-	352	$726

Roger B Whaley	94,968	-	-	$6.81	7/15/2012	-	-	-	-
	2,936	-	-	$11.08	7/1/2017	-	-	-	-
David H. Zabriskie	25,520	-	-	$3.92	3/27/2010	-	-	-	-
	2,552	-	-	$4.23	12/3/2011	-	-	-	-
	2,552	1,701	-	$14.99	1/31/2015	-	-	-	-
	-	-	-		-	381	$787

(1)Options granted pursuant to the company’s stock option plan expire ten years from the date of grant and vest at a rate of 20% each year on the first five anniversaries of the date of grant.
(2)Each named executive officer fully vests in the shares allocated pursuant to the First National Employee Stock Ownership Plan after seven years of service with 20% of the shares allocated vesting each year, beginning with the third year of service. As of December 31, 2008, each named executive officer had been credited with four full years of service.

Option Grants in Last Fiscal Year

For the year ended December 31, 2008, no options were granted to the named executive officers.

Director Compensation

The following table shows the fees paid to each of our elected directors for board meeting and committee meeting attendance in 2008.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
C. Dan Adams	$23,900	-	-	-	-	-	$23,900
Mellnee Buchheit	12,300	-	-	-	-	$3,150	15,450
Jerry L. Calvert	-	-	-	-	-	-	-
Martha Chapman	11,100	-	-	-	-	-	11,100
W. Russel Floyd, Jr.	16,700	-	-	-	-	-	16,700
C. Tyrone Gilmore, Sr.	17,100	-	-	-	-	-	17,100
Benjamin Hines	22,700	-	-	-	-	-	22,700
I. S. Leevy Johnson	9,100	-	-	-	-	-	9,100
Norman Pulliam	14,700	-	-	-	-	2,500	17,200
Joel Smith	9,600	-	-	-	-	-	9,600
Robert E. Staton	18,300	-	-	-	-	-	18,300
William Stern	16,400	-	-	-	-	-	16,400
Peter Weisman	20,700	-	-	-	-	-	20,700
Donald B. Wildman	13,100	-	-	-	-	-	13,100
Coleman L. Young, Jr.	25,500	-	-	-	-	500	26,000

During 2008, we paid our outside directors $800 for each board meeting they attended, with the exception of the January 2008 board meeting, for which they received $700.  Our directors were also paid $400 for each committee meeting they attended.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table shows how much of our common stock is considered to be beneficially owned by the directors, named executive officers, and owners of more than 5% of the outstanding common stock, as of March 31, 2009.  During the initial public offering completed in February of 2000, each organizer received a warrant to purchase two shares of common stock at a purchase price of $3.92 per share for every three shares purchased by that organizer in the offering, for a total of 799,611 shares.  As part of the acquisition of Carolina National, four new directors were added to First National’s Board.  The stock options granted to these directors under Carolina National’s stock option plan vested immediately upon the effective date of the merger and are included in the Right to Acquire figures presented below.  In addition to the options granted to the four new directors, the Right to Acquire figures include options previously granted to the named executive officers.  These figures reflect the 3-for-2 stock splits distributed on March 1, 2004, and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.  The warrants, which are represented by a separate warrant agreement, vested over a five-year period beginning on February 10, 2001, and are exercisable in whole or in part until February 10, 2010.  Unless otherwise indicated, the address of each beneficial owner is c/o First National Bancshares, Inc., 215 North Pine Street, Spartanburg, South Carolina 29302.

	Shares Beneficially	Right To
Name	Owned (1)	Acquire (2)	Percent (3)
C. Dan Adams (4)	148,860	85,065	3.61%
Mellnee G. Buchheit	85,646	51,039	2.12%
Jerry L. Calvert (5)	79,106	204,156	4.29%
Martha C. Chapman	80,582	-	1.26%
W. Russel Floyd, Jr. (6)	100,499	51,039	2.35%
Dr. C. Tyrone Gilmore, Sr.	25,835	17,013	0.67%
Benjamin R. Hines (7)	114,270	71,455	2.87%
I.S. Leevy Johnson	18,470	2,248	0.32%
Kitty B. Payne (8)	12,760	18,658	0.49%
Norman F. Pulliam	180,050	102,078	4.34%
Joel A. Smith	27,860	2,935	0.48%
Robert E. Staton, Sr.	24,627	2,935	0.43%
William H. Stern	107,764	4,563	1.75%
Peter E. Weisman (9)	87,445	56,143	2.22%
Roger B. Whaley	17,735	97,904	1.78%
Donald B. Wildman (10)	60,234	34,026	1.46%
Coleman L. Young, Jr. (11)	74,687	42,533	1.82%
David H. Zabriskie	6,590	31,418	0.59%

All directors & executive officers as a group (18 persons)	1,253,020	875,208	29.24%

(1)	Includes shares for which the named person:
•has sole voting and investment power,
•has shared voting and investment power with a spouse or other family member in trust, or
•holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.
•does not include shares that may be acquired by exercising stock options or warrants.
(2)	Includes shares that may be acquired within the next 60 days by exercising vested stock options or warrants, but does not include any other stock options or warrants.
(3)
Based on 6,403,679 shares of common stock of the company outstanding as of the record date of March 31, 2009, plus the number of shares which the named person exercising all options or warrants has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

(4)	Includes 84 shares in trust each for Carey Adams and Abby Adams, in which he acts as custodian. Includes 75,257 shares pledged as collateral for loans.
(5)
Includes 254 shares owned by his son Jerry Calvert, Jr., 254 shares owned by his son Timothy R. Calvert and 254 shares owned by his daughter Casey M. Calvert, all in a trust in which he acts as trustee. Includes 15,056 shares pledged as collateral for loans.

(6)	Includes 2,971 shares in trust each for Whitley Stevens Floyd and Frances Hunter Floyd, in which he acts as custodian.
(7)	Includes 107,182 shares held in the name of The Hines Family Ltd Partnership, of which Mr. Hines is the sole voting member.
(8)	Includes 12,759 shares pledged as collateral for loans.
(9)	Includes 680 shares in trust for William Desvallees and 680 shares for Lucie Desvallees for which he acts as custodian.
(10)	Includes 1,095 shares in trust for William Reid Wildman for which he acts as custodian.
(11)	Includes 63,799 shares held in the name of the Coleman Young Family Limited Partnership, of which Mr. Young is the sole owner and voting member.

Item 13.     Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions
Interests of Management and Others in Certain Transactions

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates.  In February 2007, we entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by our bank subsidiary for a price of $5,450,000.  The related party entity is a limited liability company owned by a group of nine investors who serve as non-management directors of the company and our bank subsidiary as follows: Gaines W. Hammond, Jr., M.D., Benjamin R. Hines, C. Dan Adams, Norman F. Pulliam, Mellnee Buchheit, the Coleman Young Family Limited Partnership, Weisman Associates Limited Partnership, a limited partnership of which Peter E. Weisman is the sole owner and voting member, Donald B. Wildman (as managing member) and W. Russel Floyd, Jr.  Dr. Hammond has since retired from our board of directors.  Each investor has a one/ninth interest in the limited liability company.  The transaction was approved by the board of directors of our bank subsidiary.

In October 2007, we entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by our bank subsidiary for a price of $3.6 million.  The related party entity is a limited liability company owned by a group of nine investors who serve as non-management directors of the company and our bank subsidiary as follows:  C. Dan Adams, Norman F. Pulliam, Donald B. Wildman (as managing member), Mellnee Buchheit, the Coleman Young Family Limited Partnership, Peter E. Weisman, William A. Hudson and Benjamin R. Hines.  Each investor/director has a one/eighth interest in the limited liability corporation.  Mr. Hudson has since retired from our board of directors.  The transaction was approved by the board of directors of our bank subsidiary.

It is our policy that these related party transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us or the bank.  Loans to individual directors and officers must also comply with our bank subsidiary lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.  Director independence is reviewed on an annual basis by the audit committee.

The company has a written policy contained in its Code of Ethics which describes the procedures for reviewing transactions between the company and its directors and executive officers, their immediate family members and entities with which they have a position or relationship.  These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer.

The company annually requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.  The company’s management annually reviews all transactions and relationships disclosed in the director and officer questionnaires, and the board of directors makes a formal determination regarding each director’s independence under NASDAQ Global Market listing standards and applicable SEC rules.

In addition, the company’s bank subsidiary is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The bank is also subject to the provisions of Section 23B of the Federal Reserves Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  Under Regulation O, the bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

In addition to the annual review, the company’s Code of Ethics requires that the company’s CEO be notified of any proposed transaction involving a director or executive officer that may present an actual or potential conflict of interest, and that such transaction be presented to and approved by the audit committee.  Upon receiving any notice of a related party transaction involving a director or executive officer, the CEO will discuss the transaction with the Chair of the company’s audit committee.  If the likelihood exists that the transaction would present a conflict of interest or, in the case of a director, impair the director’s independence, the audit committee will review the transaction and its ramifications.  If, in the case of a director, the audit committee determines that the transaction presents a conflict of interest or impairs the director’s independence, the board of directors will determine the appropriate response.  If, in the case of an executive officer, the audit committee determines that the transaction presents a conflict of interest, the audit committee will determine the appropriate response.

Item 14.      Principal Accounting Firm Fees and Services.

Consolidated Audit Fees

The aggregate fees billed for professional services rendered by Elliott Davis, LLC during the years ended 2008 and 2007 for the audit of our annual financial statements and reviews of those financial statements included in our quarterly reports filed on SEC Form 10-Q, as well as Form 10-K, respectively, totaled $105,000 and $60,000, respectively.  For the year ended December 31, 2008, these services included $10,000 in fees for the audit of the consolidated financial statements of Carolina National and its wholly-owned subsidiary Carolina National Bank and Trust as of and for the year ended December 31, 2008, prior to its merger with and into First National effective January 31, 2008.

Audit — Related Fees

The aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the years ended December 31, 2008 and 2007, were $25,500 and $116,100, respectively.   For the year ended December 31, 2008, these fees included $12,700 for services related to First National’s acquisition of Carolina National.  For the year ended December 31, 2007, these services include the assistance related to reviewing and analyzing the tax and accounting treatment of the sale/leaseback transactions completed in February and October 2007.  For the year ended December 31, 2007, these services also included the assistance related to providing comfort related to the offering of our noncumulative perpetual preferred stock completed in July 2007 and the review of the prospectus/joint proxy statement filed in November 2007 for our acquisition of Carolina National Corporation.

Tax Fees

The aggregate fees billed for professional services rendered by Elliott Davis, LLC during the year ended 2008 for tax services for Carolina National during the years ended December 31, 2008 and 2007, totaled $800 and $4,300, respectively.  We did not engage the independent registered public accounting firm to provide, and the independent registered public accounting firm did not bill for, any tax services during the year ended December 31, 2007.

All Other Fees

We did not engage the independent registered public accounting firm to provide, and the independent registered public accounting firm did not bill for, any other services during the years ended December 31, 2008 or 2007.

Item 15.      Exhibits.

(a)(1)  Financial Statements

(2)       Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)        Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger by and between First National Bancshares, Inc. and Carolina National Corporation dated as of August 26, 2007. (1)

3.1	Articles of Incorporation(2)

3.2	Articles of Amendment to the Company’s Articles of Incorporation(3)

3.3	Amended and Restated Bylaws

4.1	Form of Certificate of Common Stock(2)

10.1	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.*

10.2	Form of Stock Warrant Agreement, as amended(6)*

10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and Form of Agreement(7)*

10.4	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne*

10.5	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie*

10.7	Amendment No. 1 to the Stock Incentive Plan(6)*

10.8	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.9	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.10	First National Incentive Plan for Executive Management(8)

10.12	Agreement to Sell, Purchase and Lease dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)

10.13	Lease Agreement dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4) 10.14

10.14	Employee Agreement dated January 31, 2008 between First National Bank of the South and Roger B. Whaley(9)
10.15	First National Bancshares, Inc. 2008 Restricted Stock Plan(10)

10.16 10.17 10.18 10.19 10.20 10.21 10.22 13
Commitment letter to continue Agreements by and among First National Bancshares, Inc. and Nexity Bank, dated January 7, 2009. (11)

Loan Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank. (11)

Pledge Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank. (11)

Promissory Note dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank. (11)

Consent Order with OCC dated April 27, 2009

Letter Agreement with Nexity Bank dated April 30, 2009

Letter to Federal Reserve to decertify First National Bancshares as a financial holding company.

2008 Company Annual Report

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to Exhibit 2.1 of the company’s Form S-4/A filed on November 7, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.
(3)	Incorporated by reference to the Company’s Form S-1/A filed on June 18, 2007.
(4)	Incorporated by reference to the Company’s Form S-4/A filed on November 7, 2007.
(5)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.
(6)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006, filed on March 20, 2007.
(8)	Incorporated by reference to the Company’s Form S-1 filed on April 5, 2007.
(9)	Incorporated by reference to the Company’s Form 8-K filed on March 3, 2008.
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2008.
(11)	Incorporated by reference to the Company’s Form 8-K filed on April 1, 2009.

The Exhibits listed above will be furnished to any security holder free of charge upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina, 29304.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: April 30, 2009	By:	/s/ Jerry L. Calvert
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry L. Calvert and C. Dan Adams as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Dan Adams
C. Dan Adams	Director, Chairman of the Board	April 30, 2009

/s/ Mellnee G. Buchheit	Director	April 30, 2009
Mellnee G. Buchheit

/s/ Jerry L. Calvert	Director, Vice Chairman, President, Chief	April 30, 2009
Jerry L. Calvert	Executive Officer

/s/ Martha Cloud Chapman	Director	April 30, 2009
Martha Cloud Chapman

/s/ W. Russel Floyd, Jr.	Director	April 30, 2009
W. Russel Floyd, Jr.

/s/ C. Tyrone Gilmore, Sr.	Director	April 30, 2009
C. Tyrone Gilmore, Sr.

/s/ Benjamin R. Hines	Director	April 30, 2009
Benjamin R. Hines

Signature	Title	Date

/s/ I.S. Leevy Johnson	Director	April 30, 2009
I.S. Leevy Johnson

/s/ Kitty B. Payne	Chief Financial Officer, Principal Financial	April 30, 2009
Kitty B. Payne	and Accounting Officer

/s/ Norman F. Pulliam	Director, Chairman Emeritus	April 30, 2009
Norman F. Pulliam

/s/ Joel A. Smith, III	Director	April 30, 2009
Joel A. Smith, III

/s/ Robert E. Staton, Sr.	Director	April 30, 2009
Robert E. Staton, Sr.

/s/ William H. Stern	Director	April 30, 2009
William H. Stern

/s/ Peter E. Weisman	Director	April 30, 2009
Peter E. Weisman

/s/ Donald B. Wildman	Director	April 30, 2009
Donald B. Wildman

/s/ Coleman L. Young, Jr.	Director	April 30, 2009
Coleman L. Young, Jr.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger by and between First National Bancshares, Inc. and Carolina National Corporation dated as of August 26, 2007. (1)

3.1	Articles of Incorporation(2)

3.2	Articles of Amendment to the Company’s Articles of Incorporation(3)

3.3	Amended and Restated Bylaws

4.1	Form of Certificate of Common Stock(2)

10.1	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and Jerry Calvert.*

10.2	Form of Stock Warrant Agreement, as amended(6)*

10.3	2000 First National Bancshares, Inc. Stock Incentive Plan and Form of Agreement(7)*

10.4	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne*

10.5	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and David H. Zabriskie*

10.7	Amendment No. 1 to the Stock Incentive Plan(6)*

10.8	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.9	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.10	First National Incentive Plan for Executive Management(8)

10.12	Agreement to Sell, Purchase and Lease dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)

10.13	Lease Agreement dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4) 10.14

10.14	Employee Agreement dated January 31, 2008 between First National Bank of the South and Roger B. Whaley(9)
10.15	First National Bancshares, Inc. 2008 Restricted Stock Plan(10)

10.16	Commitment letter to continue Agreements by and among First National Bancshares, Inc. and Nexity Bank, dated January 7, 2009. (11)

10.17	Loan Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank. (11)

10.18	Pledge Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank. (11)

10.19	Promissory Note dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank. (11)

10.20	Consent Order with OCC dated April 27, 2009

10.21	Letter Agreement with Nexity Bank dated April 30, 2009

10.22	Letter to Federal Reserve to decertify First National Bancshares as a financial holding company.

13	2008 Company Annual Report

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to Exhibit 2.1 of the company’s Form S-4/A filed on November 7, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.
(3)	Incorporated by reference to the Company’s Form S-1/A filed on June 18, 2007.
(4)	Incorporated by reference to the Company’s Form S-4/A filed on November 7, 2007.
(5)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.
(6)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.
(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006, filed on March 20, 2007.
(8)	Incorporated by reference to the Company’s Form S-1 filed on April 5, 2007.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
(9)	Incorporated by reference to the Company’s Form 8-K filed on March 3, 2008.
(10)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2008.
(11)	Incorporated by reference to the Company’s Form 8-K filed on April 1, 2009.