Form 10-Q
period 2009-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2009-05-13
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer            Non-accelerated filer         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 8, 2009, 6,296,698 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

Index

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements.

Consolidated Balance Sheets
 (dollars in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$53,167	$7,700
Securities available for sale	77,800	81,662
Loans, net of allowance for loan losses of $22,394 and $23,033, respectively	651,292	669,843
Mortgage loans held for sale	12,401	16,411
Premises and equipment, net	7,984	7,620
Other	28,147	29,506
Total assets	$830,791	$812,742

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing	$39,230	$39,088
Interest-bearing	657,469	607,761
Total deposits	696,699	646,849
FHLB advances	68,094	86,363
Federal funds purchased and other short-term borrowings	-	11,873
Junior subordinated debentures	13,403	13,403
Long-term debt	9,500	9,500
Accrued expenses and other liabilities	3,659	4,130
Total liabilities	$791,355	$772,118

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized; 720,000 shares issued and outstanding	7	7
Common stock, par value $0.01 per share, 10,000,000 shares authorized; 6,296,698 shares issued and outstanding for each period, net of treasury shares outstanding	64	64
Treasury stock, 106,981 for each period, at cost	(1,131)	(1,131)
Additional paid-in capital	83,420	83,401
Unearned ESOP shares	(478)	(478)
Retained deficit	(43,170)	(41,807)
Accumulated other comprehensive income	724	568
Total shareholders' equity	$39,436	$40,624

Total liabilities and shareholders' equity	$830,791	$812,742

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
 (dollars in thousands, except share data) (unaudited)

	For the three months
	ended March 31,
	2009	2008
Interest income:
Loans	$8,413	$10,796
Taxable securities	797	624
Nontaxable securities	202	169
Federal funds sold and other	42	90
Total interest income	9,454	11,679

Interest expense:
Deposits	4,499	5,759
FHLB advances	517	438
Long-term debt	150	2
Junior subordinated debentures	131	229
Federal funds purchased and other short-term borrowings	15	94
Total interest expense	5,312	6,522

Net interest income	4,142	5,157

Provision for loan losses	2,152	466

Net interest income after provision for loan losses	1,990	4,691

Noninterest income:
Mortgage banking income	712	730
Service charges and fees on deposit accounts	400	380
Gain on sale of securities available for sale	183	-
Service charges and fees on loans	151	114
Other	126	106
Total noninterest income	1,572	1,330

Noninterest expense:
Salaries and employee benefits	2,544	2,815
Occupancy and equipment expense	794	783
Data processing and ATM expense	297	257
Professional fees	200	212
Telephone and supplies	161	138
Loan related expenses	131	134
FDIC insurance	131	118
Public relations	120	71
Loss on impairment of investment in equity securities	117	-
Other real estate owned expense	52	35
Other	378	353
Total noninterest expense	4,925	4,916

Net income/(loss) before income taxes	(1,363)	1,105
Income tax expense	-	370
Net income/(loss)	(1,363)	735
Cash dividends declared on preferred stock	-	326
Net income/(loss) available to common shareholders	$(1,363)	$409

Net income/(loss) per common share
Basic	$(0.22)	$0.07
Diluted	$(0.22)	$0.07
Weighted average common shares outstanding
Basic	6,296,698	5,469,281
Diluted	6,296,698	5,469,281

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the three months ended March 31, 2009 and 2008
(dollars in thousands except share amounts, unaudited)

										Accumulated
							Unearned	Additional	Retained	Other	Total
	Preferred Stock		Common Stock		Treasury Stock		ESOP	Paid-In	Earnings/	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Capital	(Deficit)	Income	Equity
Balance,December 31, 2007	720,000	$7	3,738,729	$37	(13,781)	$(224)	$(518)	$43,809	$4,408	$37	$47,556
Shares issued pursuant to acquisition	-	-	2,663,674	27	-	-	-	39,502	-	-	39,529
Grant of employee stock options	-	-	-	-	-	-	-	23	-	-	23
Cumulative adjustment for change in accounting	-	-	-	-	-	-	-	-	-	-	-
for postretirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(23,400)	(284)	-	-	-	-	(284)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(326)	-	(326)
Net income	-	-	-	-	-	-	-	-	735	-	735
Change in net unrealized gain on securities available for sale, net of income tax of $263	-	-	-	-	-	-	-	-	-	509	509
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	1,244
Balance, March 31, 2008	720,000	$7	6,402,403	$64	(37,181)	$(508)	$(518)	$83,334	$4,754	$546	$87,679

Balance, December 31, 2008	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(478)	$83,401	$(41,807)	568	$40,624
Grant of employee stock options	-	-	-	-	-	-	-	19	-	-	19
Comprehensive income:											-
Net income/(loss)	-	-	-	-	-	-	-	-	(1,363)	-	(1,363)
Change in net unrealized gain on securities available for											-
sale, net of income tax of $80	-	-	-	-	-	-	-	-	-	277	277
Reclassification adjustment for gains included in net income,											-
net of income tax of $62	-	-	-	-	-	-	-	-	-	(121)	(121)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	(1,207)
Balance, March 31, 2009	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(478)	$83,420	$(43,170)	$724	$39,436

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(dollars in thousands, unaudited)

	For the three months
	ended March 31,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(1,363)	$735
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	2,152	466
Depreciation	191	170
(Accretion) / amortization of purchase accounting adjustments, net	55	(261)
Accretion of securities discounts and premiums, net	(63)	(15)
Gain on sale of securities available for sale	(183)	-
Gain on sale of guaranteed portion of SBA loans	-	(28)
Gain on sale of other real estate owned	(46)	-
Loss on impairment of investment in equity securities	117	-
Origination of residential mortgage loans held for sale	(85,923)	(107,848)
Proceeds from sale of residential mortgage loans held for sale	89,933	111,591
Compensation expense for employee stock options granted	19	23
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	366	282
Accrued expenses and other liabilities	(426)	1,482
Net cash provided by operating activities	4,829	6,597

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	7,649	10,484
Proceeds from sale of securities available for sale	7,040	-
Purchases of securities available for sale	(10,345)	(7,532)
Proceeds from sale of guaranteed portion of SBA loans	-	695
Loan repayments/(originations), net of disbursements/principal collections	16,399	(21,211)
Net purchases of premises and equipment	(555)	(1,927)
Redemption/(purchase) of FHLB and other stock	741	(1,685)
Acquisition, net of funds received	-	(7,263)
Net cash provided by/(used in) investing activities	20,929	(28,439)

Cash flows from financing activities:
Dividends paid on preferred stock	-	(326)
Increase in FHLB advances	23,725	7,500
Repayment of FHLB advances	(41,994)	(2,696)
Net increase/(decrease) in federal funds purchased and other short-term borrowings	(11,873)	10,717
Shares repurchased pursuant to share repurchase program	-	(284)
Net increase in deposits	49,851	12,649
Net cash provided by financing activities	19,709	27,560

Net increase in cash and cash equivalents	45,467	5,718

Cash and cash equivalents, beginning of period	7,700	8,426
Cash and cash equivalents, end of period	$53,167	$14,144

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

Our assets consist primarily of our investment in the bank and our primary activities are conducted through the bank. As of March 31, 2009, our consolidated total assets were $830.8 million, our consolidated total loans were $686.1 million (including mortgage loans held for sale), our consolidated total deposits were $696.7 million, and our total shareholders’ equity was approximately $39.4 million.

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

As part of our previous strategic plan for growth and expansion, we executed the acquisition (the “Merger”) of Carolina National, effective January 31, 2008.  Through the Merger, Carolina National’s wholly owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National Bancshares, Inc. ("First National") and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

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

               We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913 (“Colonial Trust”).    Through our alliance with WorkLife Financial, we are able to offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers.  In addition, we earn income through the origination and sale of residential mortgages.  Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

                Since 2003, we have expanded into three additional markets in the Carolinas, with twelve full-service branches operating under the name First National Bank of the South, including two full-service branches in the Greenville Market in the upstate of South Carolina during 2007.  In 2004, we opened our first full-service branch in the coastal region in Mount Pleasant, SC and opened our market headquarters in 2007 in downtown Charleston.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina.  We have also expanded our banking operations into York and Lancaster counties, beginning with a loan production office in Rock Hill that opened in February 2007.  In May of 2009, we will open our thirteenth full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of the bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of March 31, 2009, and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, have been included.

Going Concern

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

Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 1, 2009. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

The information included in our 2008 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements. We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, we qualify for the extended compliance period with respect to the accountant’s report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by Public Company Accounting Oversight Board Auditing Standards No. 2.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents.

Supplemental Noncash Investing and Financing Data

Cash paid for interest during the three months ended March 31, 2009 and 2008, totaled $5.3 million and $4.7 million, respectively.  Cash paid for income taxes during the three months ended March 31, 2008, totaled $275,000.  There were no taxes paid during the quarter ended March 31, 2009 due to net operating loss carryforward from 2008.  Please see Note 6 – Income Taxes for further discussion.

Non-cash investing activities for the three months ended March 31, 2009 and 2008, included $156,000 in unrealized gains, net of realized gains of $121,000, and $509,000 of unrealized losses on available for sale securities, net of income tax, respectively.  Non-cash investing activities also included loans transferred to other real estate owned during the three months ended March 31, 2008 of $1.9 million charged to our allowance for loan losses, net of write downs of $44,000.  For the quarter ended March 31, 2009, loans transferred to other real estate owned totaled $l,698,000 net of write downs of $425,000.

Note 2 – Net Income per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for net income per common share for the three-month periods ended March 31, 2009 and 2008 (dollars in thousands).

	Three Months Ended March 31,
	2009		2008
	BASIC	DILUTED (1), (2)	BASIC	DILUTED (2), (3)

Net income/(loss), as reported	$(1,363)	$(1,363)	$735	$735
Preferred stock dividends declared	-	-	(326)	-
Net income/(loss) available to common shareholders	$(1,363)	$(1,363)	$409	$735
Weighted average common shares outstanding	6,296,698	6,296,698	5,469,281	5,469,281
Effect of dilutive securities:
Stock options and warrants	-	-	-	624,627
Noncumulative convertible perpetual preferred stock	-	-	-	-
Weighted average common shares outstanding	6,296,698	6,296,698	5,469,281	6,093,908
Net income/(loss) per common share	$(0.22)	$(0.22)	$0.07	$0.07

(1)         For the three months ended March 31, 2009, we recognized a loss available to common shareholders rather than net income.  In this scenario, diluted earnings per share equals basic earnings per share because additional shares would be anti-dilutive.

(2)         The conversion of noncumulative convertible perpetual preferred stock shares would have been anti-dilutive for the three months ended March 31, 2008 and 2009, and therefore, common shares issuable upon conversion of such securities are ignored in the computation of diluted EPS.

(3)         For the three months ended March 31, 2008, the conversion of stock options and warrants would have been anti-dilutive to net income per diluted share. In this scenario, diluted earnings per share equals basic earnings per share.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share.  Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the potential conversion of our convertible perpetual preferred stock.  In order to arrive at net income (loss) available to common shareholders, net income is reduced by the amount of preferred stock dividends declared for that period.  This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings.  However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings per share for that period equals basic earnings per common share.  The average diluted shares have been computed utilizing the “treasury stock” method.  The weighted average shares outstanding exclude 106,981 and 37,181 common shares of treasury stock repurchased by us through our share repurchase program as of March 31, 2009, and 2008, respectively.

Note 3 - Stock Compensation Plans

We use the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), Accounting for Stock-Based Compensation , to account for compensation costs under our stock option plans.  Previously, we utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issues to Employees (as amended) (“APB 25”).  Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our stock options granted in years prior to 2003.  Adopting SFAS No. 123 (R) on January 1, 2006, allowed us to use the modified prospective method to account for the transition.  Under the modified prospective method, compensation cost is recognized from the adoption date forward for all stock options granted after that date and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant.  Prior to January 1, 2006, we disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

The weighted average fair value per share of options granted in the three-month period ended March 31, 2008, amounted to $6.55.  No options were granted in the three month period ended March 31, 2009.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants:  expected volatility of 20.71% for the three-month period ended March 31, 2008, interest rate of 2.25% for the three-month period ended March 31, 2008, and expected lives of the options of seven years in all periods presented.  There were no cash dividends to shareholders of common stock in any periods presented.

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

             Under the terms of the definitive agreement, Carolina National's shareholders were given the option to elect to receive either 1.4678 shares of First National common stock or $21.65 of cash for each share of Carolina National common stock held, or a combination of stock and cash, provided that the aggregate consideration consisted of 70% stock and 30% cash. Based on the “Final Buyer Stock Price,” as defined in Section 9.1(g) of the Agreement and Plan of Merger dated August 26, 2007, by and between First National and Carolina National (the “Merger Agreement”), of $12.85, and including the value of Carolina National's outstanding options and warrants, the transaction closed with an aggregate value of $54.1 million. After the allocation and proration processes set forth in the Merger Agreement were applied to the elections made by Carolina National shareholders, the total Merger consideration resulted in an additional 2,663,674 shares of First National common stock outstanding upon the completion of the exchange of Carolina National shares on March 31, 2008. In addition, cash consideration of $16,848,809 was paid in exchange for shares of Carolina National common stock.

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

Note 5 – Loans

A summary of loans by classification as of March 31, 2009, is as follows (dollars in thousands).

	March 31, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$45,037	6.56%	$48,432	6.83%
Commercial secured by real estate	405,773	59.14%	429,868	60.61%
Real estate - residential mortgages	216,129	31.50%	206,910	29.17%
Installment and other consumer loans	7,463	1.09%	8,439	1.19%
Total loans	674,402		693,649
Mortgage loans held for sale	12,401	1.81%	16,411	2.31%
Unearned income	(716)	(0.10)%	(773)	(0.11)%
Total loans, net of unearned income	686,087	100.00%	709,287	100.00%

Less allowance for loan losses(2)	(22,394)	3.31%	(23,033)	3.32%

Total loans, net	$663,693		$686,254

(1)  As a % of total loans includes mortgage loans held for sale.

(2)  Loan loss allowance % of total loans excludes mortgage loans held for sale.

Approximately $347,898,000 of the loans were variable interest rate loans as of March 31, 2008.  The remaining portfolio was comprised of fixed interest rate loans.

As of March 31, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $73.9 million and $25.6 million, respectively.  The $73.9 million in nonperforming assets as of March 31, 2009, included $1.7 million in nonperforming assets related to the acquisition of Carolina National.  The $1.7 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the periods ended March 31, 2009 and 2008, was approximately $331,000 and $116,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at March 31, 2009 and 2008.  There were impaired loans, under the criteria defined in FAS 114, of $112.2 million and $25.6 million, with related valuation allowances of $7.7 million (net of $2.8 million in chargeoffs during the quarter ended March 31, 2009) and $1.6 million at March 31, 2009 and 2008, respectively.

Also included in nonperforming assets as of March 31, 2009, is $6.4 million in other real estate owned, or 7.77% of total nonperforming assets as of this date.  Other real estate owned consists of property acquired through foreclosure.  During the three-month period ended March 31, 2009, other real estate owned decreased slightly by $93,000 million net, due to  the disposition of several pieces of foreclosed property, partially offset by foreclosure on two properties.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give First National the ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The cost of owning the properties was approximately $52,000,  for the quarter ended March 31, 2009, compared to $35,000 for the quarter ended March 31, 2008 .  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values. Other real estate owned is included in “other assets” in the accompanying consolidated balance sheets.

As of March 31, 2009, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $88,382,000 were pledged as collateral for FHLB advances outstanding of $68,094,000.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. We have been notified by FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

Changes in the allowance for loan losses for the quarters ended March 31, 2009 and 2008 were as follows (dollars in thousands).

	March 31,	March 31,
	2009	2008
Balance, beginning of year	$23,033	$4,951
Allowance from acquisition	-	2,976
Provision charged to operations	2,152	466
Loans charged off	(2,793)	(17)
Recoveries on loans previously charged off	2	24
Balance, end of period	$22,394	$8,400

            The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them in the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time.

Note 6 – Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended March 31, 2009 and December 31, 2008 (dollars in thousands).

	2009	2008
Income tax expense/(benefit) at federal statutory rate of 34%	$(463)	$376
State income tax, net of federal effect	-	21
Increase in valuation allowance for deferred tax asset	478	-
Tax-exempt securities income	(58)	(49)
Capital loss on writedown of equity securities	40	-
Bank-owned life insurance earnings	(11)	(11)
Other, net	14	33

Income tax expense/(benefit)	$-	$370

The components of the deferred tax assets and liabilities at March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	2009	2008
Deferred tax liability:
Core deposit intangible	$418	$438
Unrealized gain on securities available for sale	373	293
Tax depreciation in excess of book	240	219
Prepaid expenses deducted currently for tax	95	192
Deferred loss on sale/leaseback transaction	105	107
Loan servicing rights	77	82
Other	6	5
Total deferred tax liability	1,314	1,336

Deferred tax asset:
Allowance for loan losses	$7,269	$7,469
Net operating loss carryforward	3,413	2,649
Writedowns on other real estate owned	609	797
Other	33	33
Total deferred tax asset	11,324	10,948
Valuation allowance	4,678	4,200
Deferred tax asset after valuation allowance	6,646	6,748

Net deferred tax asset	$5,332	$5,412

The net deferred tax asset is included in “Other assets” in the accompanying consolidated balance sheets.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.  The change in the net deferred tax asset is due to the change of $80,000 in the tax effect of the increase in the unrealized gain on securities available for sale.
Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of March 31, 2009, we increased the valuation allowance to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009.  Management determined that this valuation allowance of $4,678,000 has been recorded due to the substantial doubt of the ability of the Company to be able to realize all of the net deferred tax assets.

Note 7 – Fair Value Disclosures

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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•
Level 1 – Valuations are based on quoted prices in active markets for identical assets and liabilities. Level 1 assets include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•
Level 2 – Valuations are based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Valuations are obtained from third party pricing services for similar assets or liabilities. This category generally includes U.S. government agencies, agency mortgage-backed debt securities, private-label mortgage-backed debt securities, state and municipal bonds, corporate bonds, certain derivative contracts, and mortgage loans held for sale.

•
Level 3 – Valuations include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. For example, certain available for sale securities included in this category are not readily marketable and may only be redeemed with the issuer at par. This category includes certain derivative contracts for which independent pricing information was not able to be obtained for a significant portion of the underlying assets.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands).

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale	$77,800	$-	$77,800	$-
Mortgage loans held for sale	12,401	-	12,401	-
Equity Investments	7,077	-	-	7,077

Total	$97,278	$-	$90,201	$7,077

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis (in thousands).

	March 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$112,250	$-	$-	$112,250
Other real estate owned	6,417	-	-	6,417
Total	$118,667	-	-	$118,667

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

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital and profitability;

•	whether our lender will exercise the remedies available to it on the line of credit to our holding company;

•	our ability to retain our existing customers, including our deposit relationships;

•	our ability to comply with the terms of the consent order between the bank and its primary federal regulator within the timeframes specified;

•	adequacy of the level of our allowance for loan losses;

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

•
our reliance on available secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits including brokered deposits, to meet our liquidity needs;

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

               These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

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

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913 (“Colonial Trust”).    Through our alliance with WorkLife Financial, we are able to offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers.  In addition, we earn income through the origination and sale of residential mortgages.  Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

Since 2003, we have expanded into three additional markets in the Carolinas, with twelve full-service branches operating under the name First National Bank of the South including two branches which opened in the Greenville Market of the upstate of South Carolina in 2007.  In 2004, we opened our first full-service branch in the coastal region in Mount Pleasant, South Carolina and opened our market headquarters in 2007 in downtown Charleston.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina.  We have also expanded our banking operations into York and Lancaster counties, beginning with a loan production office in Rock Hill that opened in February 2007.  In May of 2009, we will open our thirteenth full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

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

The consent order with the OCC requires the establishment of certain plans and programs.  We have established a compliance committee to monitor and coordinate compliance with the consent order.  The committee consists of five members of our board of directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the consent order.

It requires the bank, among other things,

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

Our Business Strategy

We strive to be a community bank that matters.  We believe that we play a vital role in providing capital, in the form of loans, to households and small to medium-sized businesses throughout the state of South Carolina.  We seek to be a financial resource to our customers by offering them solid financial products and services, assisting with networking, and making business referrals.  We believe that being a community bank means that we and our employees are involved in our communities.  Our decentralized business strategy focuses on providing superior service through our experienced bankers who are relationship-oriented and committed to their respective communities.  We are focused on maximizing revenue while tightly managing risks and controlling costs.  We believe that this strategy will allow us to experience renewed loan and deposit growth and improved financial performance as the economy ultimately recovers, positioning us as a leader in the community banking industry in our state.

Following the first quarter of 2008, we observed the deterioration in national and regional economic indicators and declining real estate values as well as slowing real estate sales activity in our markets.  As a result, we have experienced a significant rise in loan delinquencies and the level of our problem assets is elevated.  Consequently, our loan loss provision for the period ended March 31, 2009 increased from $466,000 for the period ended March 31, 2008 to $2.2 million for the period ended March 31, 2009.  In response to the changing business climate, we have reduced our asset growth plan from historic levels and modified our business strategy based on the following principles:

Improve asset quality by reducing the amount of our nonperforming assets.

We believe that the elevated level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market.  To improve our results of operations, our primary focus for 2009 is to significantly reduce the amount of our nonperforming assets. Nonperforming assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) has decreased during 2009 to $73.9 million as of the date of this report as compared to $75.5 million as of December 31, 2008 as we have closed on a number of sales of nonperforming loans and other real estate owned since May 1, 2009, the date of our 10-K filing.

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

 It is our goal to remove the majority of the nonperforming assets from our balance sheet as quickly as possible.  Accomplishing this goal will be a tremendous undertaking requiring both time and the considerable effort of our staff, given the current conditions in the real estate market, but we have devoted significant resources to these efforts.  We will initiate workout plans for problem loans that are designed to promptly collect on or rehabilitate those problem loans in an effort to convert them to earning assets.  We also intend to sell foreclosed real estate and packages of nonperforming loans to investors at acceptable levels.  Additional provisions for loan losses may continue to be required later during 2009 to implement these plans since we will likely be required to accept discounted sales prices below appraised value to quickly dispose of these assets.

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

The bank’s primary federal regulator, the OCC, completed a safety and soundness examination of the bank, which included a review of our asset quality during the fourth quarter of 2008.  We have received the final report from this examination.  On April 27, 2009, the bank entered into a consent order with the OCC, which contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, the bank is no longer deemed “well-capitalized” regardless of its capital levels.  Therefore, we will need to raise additional capital, limit our growth, and/or sell assets to increase our capital ratios within 120 days of the execution of the consent order to meet these standards set forth by the OCC.

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

We anticipate that we will also need additional capital in order to take the significant write-downs needed to remove the majority of nonperforming assets from our balance sheet in a relatively short timeframe, given the particularly challenging real estate market.  In addition, we have recently performed a thorough review of our loan portfolio including both nonperforming loans and performing loans.  We have stress tested our borrowers’ ability to repay their loans and believe that we have identified substantially all of the loans that could become problem assets in the near future.  We have projected our estimate of the future possible losses associated with these potential problem assets which will also require additional capital if these potential losses are realized.

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

The benefits of slower balance sheet growth include more disciplined loan and deposit pricing going forward which should result in subsequent net interest margin expansion.  Additionally, we will seek to expand our net interest margin as our current loans and deposits reprice and renew.  Between April 1, 2009 and December 31, 2009, we have $355.4 million of time deposits that will reprice at current market rates, which represents approximately 75% of our total time deposits at March 31, 2009.  These time deposits had a weighted average interest rate of 2.98% at March 31, 2009. Additionally, we have $211.0 million of variable rate loans that are renewing between April 1, 2009 and December 31, 2009 which were initially made at a rate variable with the Wall Street Journal prime rate.  We will seek to put floors, or minimum interest rates, in our variable rate loans at renewal.  Generally, our new and renewing variable rate loans will be based on the First National prime rate instead of the Wall Street Journal prime rate.  We believe that indexing our loans on an internal benchmark will allow us to respond better to the prevailing interest rate environment.  Furthermore, we will look to cheaper sources of funding as they become available to us.

Aggressively manage operating costs and increase fee revenue.

We have always focused on controlling our operating expenses and managing our overhead to an efficient level. Given the recent downturn in the economy, we have embarked on an even more aggressive expense reduction campaign that we believe will save us over $5 million in annual expenditures compared to our level of operating expenses in 2008.  We believe that we can reach this level of efficiency by the end of 2009.  To achieve this goal, management has already reduced salary and benefits expense by eliminating several positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to reduce noninterest expenses.  Reducing our level of nonperforming assets will also lower our operating costs.

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

 We have grown rapidly since our inception, and we have historically funded our asset growth with a combination of local deposits and wholesale funding, including brokered time deposits and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).  We are focused on increasing the percentage of our balance sheet funded by local depositors and expanding our collection of core deposits while we reduce the level of wholesale funding on our balance sheet. Absent a waiver from the FDIC, we are now restricted on our ability to accept, renew and roll over brokered time deposits since we executed the consent order with our bank’s regulator on April 27, 2009.  We intend to apply for a waiver in future months to allow us to accept, renew or roll over brokered deposits.  However, we cannot be assured that our request for a waiver will be approved.  In addition, our ability to borrow additional funds from the FHLB has been restricted following the FHLB’s quarterly review of our assigned credit risk rating for the fourth quarter of 2008.

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

We generate local deposits through a combination of competitive pricing and extensive personal and commercial relationships in the local market.  Five of our twelve branches are less than two years old, and we expect those branches to significantly increase their levels of deposits in the near future, as well as our thirteenth full-service branch which we opened in May of 2009.  Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts and money market accounts.

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

              Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of our assets and liabilities and our results of operations.  Management relies heavily on the use of judgments, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses and income taxes.  A brief discussion of each of these areas follows:

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

Income Taxes

              Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of the ability of the company to utilize the deferred tax asset, management has established a valuation allowance for the net deferred tax asset.  Based on the assumptions used by management regarding the ability of the bank to generate future earnings and the execution of tax planning strategies to generate income, the actual amount of the future tax benefit received may be different than the amount of the deferred tax asset, net of the associated valuation allowance.

Results of Operations

Income Statement Review

Summary

Our net loss was $1.36 million, or $0.22 per diluted share, for the quarter ended March 31, 2009, as compared with net income of $735,000, or $0.07 per diluted share, for the quarter ended March 31, 2008.  Our net loss for the quarter ended March 31, 2009 included an increase of $1.7 million in the provision for loan losses.   This increase was recorded to adjust the allowance for loan losses to reflect the risk inherent in the loan portfolio which continues to be negatively affected by the severe housing downturn and real estate market deterioration in each of our market areas during 2009 as compared to the quarter ended March 31, 2008. Diluted common shares outstanding for the period ended March 31, 2009, increased slightly over the same period in 2008, due to the effect of a prorated amount to reflect the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008. Net interest income for the quarter ended March 31, 2009, decreased by 19.7%, or $1.0 million, to $4.1 million, as compared to $5.2 million recorded during the same period in 2008, primarily due to the decreased rates on our average earning assets since March 31, 2008, despite the net interest income earned on an increased average asset base.

The net interest margin for the quarter ended March 31, 2009 was 2.09%, as compared to the 2.91% net interest margin recorded for the quarter ended March 31, 2008, or a reduction of 82 basis points.  During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it has stayed through March 31, 2009.  The benchmark two-year Treasury yield began 2008 at a high of 3.05% but had decreased to 0.77% as of December 31, 2008 and the ten-year Treasury yield, which began 2008 at 4.03%, closed 2008 at 2.21%.   These dramatic changes in market interest rates have resulted in a lower net interest margin for us in 2009 as compared to previous years, which also has caused our earnings to suffer.  The unprecedented interest rate reductions by the Federal Reserve described above had a negative impact on our net interest margin since interest rate cuts reduced the yield on our adjustable rate loans immediately, but our deposit costs did not fall as quickly or as far in response to these interest rate reductions since liquidity pressure in the retail deposit markets has kept these costs high.

Our return on average assets decreased by 107 basis points from 0.39% for the quarter ended March 31, 2008, to (0.68%)for the same period in 2009 due to the net loss for the quarter as compared to net income recorded in the same quarter of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008.

Our return on average equity decreased by 1753 basis points, from 4.00% for the quarter ended March 31, 2008, to (13.53%)for the quarter ended March 31, 2009.  This decrease is driven by our net loss recognized in the first quarter of 2009 versus net income for the first quarter of 2008.

Our efficiency ratio increased by 13.7% from 75.79% for the three months ended March 31, 2008, to 86.17% for the three months ended March 31, 2009.  Although noninterest expense decreased by $109,000, or 2.2%, over the three months ended March 31, 2008, the decrease in net interest income was much higher at $1.0 million, or 19.7%.  While noninterest income increased by 18.2%, the $242,000 increase only partially offset the decreased net interest income.

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

Our net interest income decreased by $1.0 million, or 19.2%, to $4.1 million for the quarter ended March 31, 2009, from $5.2 million for the same period in 2008.  The decrease in net interest income was due primarily to the decrease in our net interest margin of 82 basis points from 2.91% to 2.09% for the quarter ended March 31, 2007 and 2008, respectively. Although loan growth contributed $1.2 million towards net interest income, our average earning assets for the quarter ended March 31, 2008 included only two months of the loans acquired in our merger with Carolina National (“Merger”) effective January 31, 2008.  We are deliberately decreasing the size of our loan portfolio.  The continued deterioration in the South Carolina real estate markets and the volatile economy in general support our current strategy of decreasing the size of our loan portfolio.

The following table sets forth, for the quarters ended March 31, 2009 and 2008, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.  Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates
For the Three Months Ended March 31,

	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
Loans, including nonaccrual loans	$686,824	$8,203	4.84%	$618,822	$10,590	6.86%
Mortgage loans held for sale	16,567	210	5.14%	14,994	206	5.51%
Investment securities	82,375	999	4.92%	68,222	793	4.66%
Federal funds sold and other	18,353	42	0.93%	7,384	90	4.94%
Total interest-earning assets	$804,119	$9,454	4.77%	$709,422	$11,679	6.60%

Time deposits	$473,529	$4,057	3.47%	$399,307	$4,612	4.63%
Savings and money market	103,694	359	1.40%	101,734	858	3.38%
NOW accounts	43,787	83	0.77%	53,250	289	2.18%
FHLB advances	75,367	517	2.78%	42,746	438	4.11%
Junior subordinated debentures	13,403	131	3.96%	13,403	229	6.85%
Federal funds purchased and short-term borrowings	21,219	165	3.15%	10,501	96	3.67%
Total interest-bearing liabilities	$730,999	$5,312	2.95%	$620,941	$6,522	4.21%

Net interest spread			1.82%			2.39%
Net interest income/margin		$4,142	2.09%		$5,157	2.91%

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 1.82% for the quarter ended March 31, 2009, compared to 2.39% for the quarter ended March 31, 2008.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 2.09% for the quarter ended March 31, 2009, as compared to 2.91% for the quarter ended March 31, 2008.

Our net interest spread and our net interest margin decreased from 2008 to 2009.  This decrease occurred principally due to the faster decrease in yields on average interest-earning assets relative to the slower repricing of our average interest-bearing liabilities following the 400 basis point decrease in the prime rate during 2008.  We have incorporated interest rate floors as a standard on all new and renewing loans, and we are now using First National Prime, an internal standard interest rate set by us based on our cost of funds to price all new and renewing loans.  These actions allow us to effectively control the pricing of loans.

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

	Changes in Net Interest Income
	For the Quarters Ended March 31, 2009 vs. 2008 Increase (Decrease) Due to				For the Quarters Ended March 31, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	One Day Difference(2)	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$132	$(179)	$(1)	$(48)	$53	$(16)	$37
Investment securities	163	52	(9)	206	44	4	48
Mortgage loans held for sale	21	(15)	(2)	4	156	12	168
Loans(1)	1,151	(3,422)	(116)	(2,387)	4,798	(2,272)	2,526
Total interest-earning assets	$1,467	$(3,564)	$(128)	$(2,225)	$5,051	$(2,272)	$2,779

Interest-Bearing Liabilities
Deposits	$813	$(2,010)	$(63)	$(1,260)	$2,427	$(737)	$1,690
FHLB advances	331	(247)	(5)	79	52	(71)	(19)
Federal funds purchased and other	97	(27)	(1)	69	(18)	(47)	(65)
Junior suborindated debentures	-	(95)	(3)	(98)	-	(23)	(23)
Total interest-bearing liabilities	$1,241	(2,379)	(72)	(1,210)	$2,461	(878)	1,583

Net interest income	$226	$(1,185)	$(56)	$(1,015)	$2,590	$(1,394)	$1,196

(1)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(2)	Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2009.

Loans continued to contribute to net interest income as our most lucrative earning asset, but their positive contribution was almost matched by the growth in deposits and other interest-bearing liabilities, whose volume contributed approximately $1.2 million in costs, while loan growth barely exceeded that expense at $1.5 million in income.  In contrast, the decrease in loan rates since 2008 outweighed the positive contribution from the marginal loan growth with a decrease of $3.6 million.  Rates on interest-bearing liabilities also decreased, reducing interest expense by approximately $2.4 million for the quarter ended March 31, 2009 which partially offset the decrease in interest income from the decrease in interest rates since the first quarter of 2008.

Provision for Loan Losses

At the end of each quarter or more often, if necessary, we analyze the collectability of our loans and accordingly adjust the loan loss allowance to an appropriate level.  Our loan loss allowance covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the loan loss allowance.  We consider what we believe are all significant factors that affect the collectability of the portfolio and support the credit losses estimated by this process.  Our loan review system and controls (including our loan grading system) are designed to identify, monitor, and address asset quality problems in an accurate and timely manner.  We evaluate any loss estimation model before it is employed and document inherent assumptions and adjustments.  We promptly charge off loans that we determine are uncollectible.  It is essential that we maintain an effective loan review system that works to ensure the accuracy of our internal grading system and, thus, the quality of the information used to assess the appropriateness of the loan loss allowance.  Our board of directors is responsible for overseeing management’s significant judgments and estimates pertaining to the determination of an appropriate loan loss allowance by reviewing and approving the institution’s written loan loss allowance policies, procedures and model quarterly.

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

Our provision for loan losses was $2.2 million, and $466,000 for the periods ended March 31, 2009 and 2008, respectively, an increase of $1.7 million.  The percentage of allowance for loan losses was increased to 3.31% of gross loans outstanding as of March 31, 2009, from 1.04% as of March 31, 2008.  Also included in the allowance for loan losses as of March 31, 2008, was $2.9 million added from the acquisition of Carolina National.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  Management believes that specific reserves have been allocated in its allowance for loan losses as of March 31, 2009 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral.  No assurances can be given in this regard, however, especially considering the overall weakness in the commercial real estate market.

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

 As of March 31, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $73.9 million and $25.6 million, respectively.  The $73.9 million in nonperforming assets as of March 31, 2009, included $1.7 million in nonperforming assets related to the acquisition of Carolina National.  The $1.7 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the periods ended March 31, 2009 and 2008, was approximately $331,000 and $116,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at March 31, 2009 and 2008.  There were impaired loans, under the criteria defined in FAS 114, of $112.2 million and $25.6 million, with related valuation allowances of $7.7 million (net of $2.8 million in chargeoffs during the quarter ended March 31, 2009) and $1.6 million at March 31, 2009 and 2008, respectively.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	For the Three Months Ended March 31,
	2009	2008
Mortgage banking income	$712	$730
Service charges and fees on deposit accounts	400	380
Gain on sale of securities available for sale	183	-
Service charges and fees on loans	151	114
Other	126	106
Total noninterest income	$1,572	$1,330

Noninterest income for the three months ended March 31, 2009, was $1.6 million, a net increase of 18.2% compared to noninterest income of $1.3 million during the same period in 2008.  The increase is primarily due to the gain on securities available for sale recognized during the quarter ended March 31, 2009.  Management decided to sell securities when the Federal Reserve took action to increase readily available market liquidity, causing rates in the bond market to decrease.  This situation presented a unique opportunity to capitalize on an increased unrealized gain position on several securities in our investment portfolio.  Please see Investments for more details.  Service charges and fees on loans increased $37,000, or 32.5%, from $114,000 for the quarter ended March 31, 2008 to $151,000 for the quarter ended March 31, 2009 primarily due to late charges.  Other noninterest income increased by $20,000, or 18.9%, from $106,000 for the quarter ended March 31, 2008 to $126,000 for the quarter ended March 31, 2009.  This increase included approximately $46,000 recognized on the sale of one property we previously had foreclosed on.  In addition, service charges and fees on deposit accounts increased by $20,000, or 5.2% from 2008 to 2009, resulting from the steady growth in the number of deposit accounts.

Noninterest Expenses

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	For the Three Months Ended March 31,
	2009	2008
Salaries and employee benefits	2,544	2,815
Occupancy and equipment expense	794	783
Data processing and ATM expense	297	257
Professional fees	200	212
Telephone and supplies	161	138
Loan related expenses	131	134
FDIC insurance	131	118
Public relations	120	71
Other real estate owned expense	52	35
Other	494	353
Total noninterest expense	$4,924	$4,916

Noninterest expense was relatively flat at $4.9 million for each of the three-month periods ended March 31, 2009 and 2008, despite the additional expenses in 2009 for the new branches opened in the summer of 2008 that were not included in the first quarter 2008 expenses.  In addition, 2008’s first quarter expenses only reflected two months of expenses from the four branches added from the Merger.  Given the recent downturn in the economy, we have embarked on an aggressive expense reduction campaign that we believe will save us over $5 million in annual expenditures compared to our level of operating expenses in 2008.  We believe that we can reach this level of efficiency by the end of 2009.  To achieve this goal, management has already reduced salary and benefits expense by eliminating several positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to reduce other noninterest expenses.

Salaries and employee benefits decreased for the quarter ended March 31, 2009 compared to 2008 by $271,000, or 9.6%, from $2.8 million to $2.5 million, as we have eliminated and/or combined many positions since the quarter ended March 31, 2008.  While the cost of personnel had increased in recent quarters to support our expansion into new markets, particularly our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008, and our twelfth full-service branch in the summer of 2008, our revised strategic plan does not provide for our expansion through branching in the near term.  Therefore, our analysis of overall employee efficiency has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions.

Occupancy and equipment expenses were relatively constant between the quarters ended March 31, 2008 and 2009, with an increase of only 0.3% reflected for the period ended March 31, 2009.  The costs of the four new Columbia area full-service branches which were added to our branch network on January 31, 2008, are only reflected in the quarter ended March 31, 2008 for two months because the Merger occurred at the end of January of 2008 .  The positive effects of many of our recently renegotiated vendor contracts are reflected in the negligible increase in occupancy and equipment expenses from 2008 to 2009.

Data processing and ATM expenses were $297,000 and $257,000 for the quarters ended March 31, 2009 and 2008, respectively.  The majority of the increase of $40,000, or 15.6%, reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  The growth in loan and deposit accounts is primarily due to the acquisition of Carolina National, and also due to the increasing customer base resulting from the full-service branches added throughout 2007 and in 2008.   As five of our twelve branches are less than two years old, we expect their customer base, and the related servicing costs, to continue to grow in the coming years.  However, we evaluate our operating costs on an ongoing basis, with the goal of reducing or managing expenses while maintaining the outstanding customer service that is integral to our bank.

Telephone and supplies increased by $23,000, or 16.7%, from $138,000 for the quarter ended March 31, 2008 to $161,000 for the quarter ended March 31, 2009.  This increase is primarily due to the cost of a full quarter of expenses for the four branches we acquired in the Carolina National merger on January 31, 2008.

Professional fees decreased slightly, by $12,000, or 5.7%, from 2008 to 2009.  Loan related expenses also decreased slightly, by $3,000, or 2.2%, from $134,000 for the quarter ended March 31, 2008 to $131,000 for the quarter ended March 31, 2009.

The quarters ended March 31, 2009 and 2008 also included an additional expense for FDIC insurance premiums, which were reinstituted during 2007, of $131,000 and $118,000, respectively.  The $13,000, or 11.0%, increase for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 reflects the growth in our deposits.

 Public relations expense increased by $49,000, or 69.0%, to $120,000 for the quarter ended March 31, 2009, as compared to $71,000 for the same period in 2008.  During 2008, we implemented a rebranding project and suspended our brand-related marketing activities while we were developing the new brand from the fourth quarter of 2007 to the third quarter of 2008 for its public debut.  The rebranding will drive all of our future marketing endeavors.

Other real estate owned expense increased slightly by $17,000, or 48.6%, from $35,000 for the quarter ended March 31, 2008 to $52,000 for the quarter ended March 31, 2009 as the level of foreclosed assets increased from 2008 to 2009.  This expense includes costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  These expenses also would include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

   Also included in noninterest expense for the quarter ended March 31, 2009 was the one-time writedown of our investment in nonmarketable equity securities of $117,000, which we determined to be impaired due to the closure of Silverton Bank on May 1, 2009 by its primary regulator.

Included in the line item “other,” which increased $24,000, or 6.8%, between 2009 and 2008, are charges for fees paid to our board of directors and our regional boards in the Greenville and Columbia markets formed in 2008; postage, printing and stationery expenses; and various customer-related expenses. Effective February 28, 2009, we have suspended board fees due to the bank's reduced profitability.   Also included in other noninterest expenses for the quarter ended March 31, 2009 was increased amortization of the core deposit intangible related to the Merger.

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

	For the Three Months Ended March 31,
	2009	2008
Provision for income taxes	$-	$370
Net income/(loss) before income	(1,363)	1,105
Effective income tax rate	0.0%	33.5%

Our effective tax rate for the quarter ended March 31, 2009 decreased from the quarter ended March 31, 2008.  The deferred tax expense recognized to record the valuation allowance against the deferred tax asset as of December 31, 2008 completely offset the deferred tax benefit recognized to reflect the impact of nontaxable income recorded in 2009 in addition to the tax benefit of the increase in the net operating loss reflected for the three months ended March 31, 2009.

Balance Sheet Review

General

As of March 31, 2009, we had total assets of $830.8 million, an increase of $18.1 million, or 2.2%, over total assets of $812.7 million as of December 31, 2008.  Total assets on March 31, 2009, and December 31, 2008, consisted of loans, net of unearned income, of $663.7 million and $686.3 million, respectively; securities available for sale of $77.8 million and $81.7 million, respectively; other assets of $28.1 million and $29.5 million, respectively; premises and equipment, net of accumulated depreciation and amortization of $8.0 million and $7.6 million, respectively; and cash and cash equivalents of $53.2 million and $7.7 million, respectively.

Our interest-earning assets, consisting of loans, net of unearned income, securities available for sale and interest-earning bank balances, grew to $796.3 million as of March 31, 2009, or an increase of 2.67% over the balance of $775.6 million as of December 31, 2008. We recently have launched several very successful deposit specials to lessen our current and future dependence on overnight borrowings.  These specials have lasted only a short number of days, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  As a result, our cash and due from banks, interest bearing bank balances and federal funds sold had increased to $53.2 million, or 6.4% of total assets as of March 31, 2009 from $7.7 million or 0.91% of total assets as of December 31, 2008.  Although the loan portfolio grew in the three months ended March 31, 2008, the majority of the increase was due to the acquisition of Carolina National, with loan production for the three-month period ended March 31, 2009 relatively constant compared to the three-month period ended March 31, 2008.

As of March 31, 2009, our interest-earning assets also included mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. During the three months ended March 31, 2009, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $83.0 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $86.7 million had been sold as of March 31, 2009, with approximately $12.4 million remaining on the balance sheet as mortgage loans held for sale, compared to $16.4 million at December 31, 2008. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity have leveled off since its initial reporting period in 2007, as the ongoing activity of the wholesale mortgage division generally funds future loans with the proceeds from the sale of loans in the existing portfolio.

Premises and equipment increased by $364,000, net of purchases and depreciation expense, during the three months ended March 31, 2009, primarily due to the construction of the bank’s thirteenth full-service branch in the Tega Cay/Fort Mill community of York County. This branch and the future market headquarters for our northern region is expected to open in May of 2009.

For the period ended March 31, 2009, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $168.2 million, an increase of 12.0% over brokered CDs as of December 31, 2008, of $150.2 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets and dictate that the terms of the CDs be determined by our current interest rate risk profile and that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

We recently received the final report from our bank’s regulatory safety and soundness examination which was completed in November 2008 and on April 27, 2009 our bank entered into a consent order with the OCC.  Our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order that our bank entered with the OCC on April 27, 2009.  Our bank is not able to accept, renew or rollover brokered deposits without being granted a waiver of this prohibition by the FDIC.  There is no assurance that the FDIC will grant us a waiver.  Please see the Consent Order section for more details on restrictions on our use of brokered CDs as a funding source.

Our liabilities on March 31, 2009, were $791.4 million, an increase of 2.51% over liabilities as of December 31, 2008, of $772.1 million, and consisted primarily of deposits of $696.7 million, $68.1 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures, and $9.5 million in long-term debt. The deposit growth for the three-month period ended March 31, 2009, primarily reflects the retail CD specials that were offered during that time as part of the bank’s strategy to increase local deposits and improve liquidity.

Investments

On March 31, 2009, and December 31, 2008, our investment securities portfolio of $77.8 and $81.7 million, respectively, represented approximately 9.5% and 10.2%, respectively, of our interest-earning assets. As of March 31, 2009, and December 31, 2008, we were invested in U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $76.7 million and $80.8 million, respectively, for unrealized gains of approximately $1.1 million and $861,000, respectively.

The decrease in our securities portfolio since December 31, 2008 primarily resulted from the sale of several mortgage-backed securities totaling $6.87 million, which were sold for a gain of approximately $183,000. The decision to sell these securities was made based on the Federal Reserve’s announcement on March 18, 2009, that they would be purchasing additional mortgage and agency debt to further increase the size of the Federal Reserve’s balance sheet. The impact of this decision during this time of low interest rates presented an opportunity for us to recognize unrealized gains on the sale of the securities. The overall decrease resulting from the sale of securities during the quarter was partially offset by purchases made during the quarter to reinvest funds received from the sales to provide collateral for our municipal deposits.

Fair values and yields on our investments (all available for sale) as of March 31, 2009, and December 31, 2008, are shown in the following tables based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	Within one year		After one but within five years		As of March 31, 2009 After five but wihtin ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$0	0.00%	$1,980	4.25%	$-	0.00%	$1,980	4.25%
U. S. Treasury Securities	3,757	0.00%	-	-	-	-	-	-	3,757	0.00%
Mortgage-backed securities	294	5.00%	3,521	4.20%	2,341	4.10%	46,366	5.20%	52,522	5.08%
Municipal securities	-	-	1,719	3.06%	5,173	4.10%	12,649	3.57%	19,541	3.59%
Total	$4,051	5.00%	$5,240	3.82%	$9,494	3.99%	$59,015	4.85%	$77,800	4.68%

	Within one year		After one but within five years		As of December 31, 2008 After five but wihtin ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$-	-	$-	-	$4,013	5.00%	$4,013	5.10%
Mortgage-backed securities	106	5.00%	4,117	4.24%	1,284	4.20%	52,663	5.18%	58,170	5.09%
Municipal securities	-	-	1,359	2.92%	5,695	3.84%	12,425	3.52%	19,479	3.57%
Total	$106	5.00%	$5,476	3.91%	$6,979	3.70%	$69,101	4.88%	$81,662	4.73%

  The amortized cost and fair value of our investments (all available for sale) as of March 31, 2009, and December 31, 2008, are shown in the following table (dollars in thousands).

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$2,000	$1,980	$3,950	$4,013
U. S Treasury Securities	3,757	3,757	-	-
Mortgage-backed securities	51,127	52,523	56,971	58,170
Municipal securities	19,812	19,540	19,880	19,479
Total	$76,696	$77,800	$80,801	$81,662

  We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.”  The carrying amounts of these investments as of March 31, 2009, and December 31, 2008, consisted of the following:

	As of March 31,	As of December 31,
	2009	2008
Federal Reserve Bank stock	$1,821	$1,821
Federal Home Loan Bank stock	4,603	5,344

The level of FHLB stock varies with the level of FHLB advances and decreased during the three months ended March 31, 2009 to reflect the net decrease in FHLB advances during the quarter. The level of Federal Reserve Bank (“FRB”) stock is tied to our equity.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. We have been notified by FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Assets

As of March 31, 2009, other assets decreased slightly to $28.1 million from $29.5 million as of December 31, 2008, a decrease of 4.75%. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities and investments in nonmarketable equity securities, as discussed in “Investments” above, and other real estate owned.  While BOLI growth has been marginal, interest receivable decreased approximately $187,000, or 6.1%, and investments in nonmarketable equity securities decreased $741,000, or 10.3%, each compared to December 31, 2008.  Interest receivable and investments in bank stock each increase and decrease in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank’s capital, respectively.

Other real estate owned of $8.2 million was recorded at $6.4 million, net of reserves of $1.2 million and estimate costs to sell of $0.6 million as of March 31, 2009, a slight decrease from December 31, 2008. The balance in other real estate owned consists of property acquired through foreclosure which has been recorded at its net realizable value.  During the quarter ended March 31, 2009, the gross balance in other real estate owned decreased by approximately $646,000 with the sale of $2.3 million in foreclosed properties during the quarter ended March 31, 2009.  The sale of these properties was partially offset by the transfer of property acquired through foreclosure during the quarter ended March 31, 2009.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us the ability to control the properties.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invested a substantial percentage of our earning assets in our loan portfolio. Average loans for the three months ended March 31, 2009 and 2008, were $686.8 million and $633.8 million, respectively.  Total loans outstanding as of March 31, 2009, and December 31, 2008, were $686.1 million and $709.3 million, respectively, before applying the allowance for loan losses.  Included in the $709.3 million and $686.1 million in total loans at December 31, 2008 and March 31, 2009, were $16.4 million and $12.4 million in wholesale mortgages held for sale, respectively.

The following table summarizes the composition of our loan portfolio as of March 31, 2009 and December 31, 2008 (dollars in thousands).

	March 31, 2009		December 31, 2008
	Amount	Total	Amount	Total
Commercial and industrial	$45,037	6.56%	$48,432	6.83%
Commercial secured by real estate	405,773	59.14%	429,868	60.61%
Real estate - residential mortgages	216,129	31.50%	206,910	29.17%
Installment and other consumer loans	7,463	1.09%	8,439	1.19%
Total loans	674,402		693,649
Mortgage loans held for sale	12,401	1.81%	16,411	2.31%
Unearned income	(716)	(0.10)%	(773)	(0.11)%
Total loans, net of unearned income	$686,087	100.00%	709,287	100.00%

Less allowance for loan losses	(22,394)	3.31%	(23,033)	3.32%

Total loans, net	$663,693		$686,254

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

The decrease in our commercial loans secured by real estate from December 31, 2008, to March 31, 2009, is primarily due to the recent downturn in the residential real estate market.  The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

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

The recent downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  As real estate values have declined, we have been required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  Our other real estate owned net of reserves has remained relatively flat at to $6.4 million as of March 31, 2009, and these repossessed properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, the increase in overall nonperforming loans could result in a continued decrease in earnings and future increases in the provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry. The following table shows the spread of the nonaccrual loans geographically and by product type (dollars in thousands).

	March 31, 2009 CRE Nonaccrual Loans by Geography
	Upstate	Midlands	Coastal	Northern & Other	Total	% of Total
CRE Nonaccrual Loans by Product Type

Residential construction	$2,138	$2,571	$12,088	$3,426	$20,223	29.7%
Residential other	5,617	1,354	5,288	415	12,674	18.6%
Residential land	3,274	385	7,682	4,247	15,588	22.8%
Commercial owner occupied	1,790	509	4,073	3,861	10,233	15.0%
Commercial other	1,862	485	4,732	-	7,079	10.4%
Total	$14,681	$5,304	$33,863	$11,949	$65,797	96.5%
CRE Nonaccrual Loans as % of Total Nonaccrual	21.5%	7.8%	49.7%	17.5%	96.5%

Total Nonaccrual Loans March 31, 2009	$68,201

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of  March 31, 2009, and December 31, 2008 (dollars in thousands).

	As of March 31, 2009
	One year or less	After one year but less than five	After five years	Total
Commercial	$12,524	$11,537	$520	$24,581
Real estate - construction	144,427	47,792	367	192,586
Real estate - mortgage	107,362	281,567	60,751	449,680
Consumer and other	4,206	2,665	684	7,555
Total	$268,519	$343,561	$62,322	$674,402
Mortgage loans held for sale				12,401
Unearned income				(716)
Total loans, net of unearned income				$686,087

Loans maturing after one year with:
Fixed interest rates				$181,388
Floating interest rates				$224,495

	As of December 31, 2008
	One year or less	After one year but less than five	After five years	Total
Commercial	$12,221	$12,397	$441	$25,059
Real estate - construction	171,062	51,718	226	223,006
Real estate - mortgage	78,801	294,753	63,747	437,301
Consumer and other	4,485	3,114	684	8,283
Total	$266,569	$361,982	$65,098	$693,649
Mortgage loans held for sale				16,411
Unearned income				(773)
Total loans, net of unearned income				$709,287

Loans maturing after one year with:
Fixed interest rates				$191,132
Floating interest rates				$235,948

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

Special Assets Management Group

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

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during the quarter ended March 31, 2009 to $ 112.2 million, with related valuation allowances of $7.7 million, to address the risks within our loan portfolio.  The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

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

As of March 31, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $73.9 million and $25.6 million, respectively.  The $73.9 million in nonperforming assets as of March 31, 2009, included $1.7 million in nonperforming assets related to the acquisition of Carolina National.  The $1.7 million in nonperforming assets acquired from Carolina National have been recorded at their net realizable value as of the merger date of January 31, 2008.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the periods ended March 31, 2009 and 2008, was approximately $331,000 and $116,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at March 31, 2009 and 2008.  There were impaired loans, under the criteria defined in FAS 114, of $112.2 million and $25.6 million, with related valuation allowances of $7.7 million (net of $2.8 million in chargeoffs during the quarter ended March 31, 2009) and $1.6 million at March 31, 2009 and 2008, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of		As of		As of
	March 31, 2009		December 31, 2008		March 31, 2008
Commercial	$6,235	3.6%	$1,787	3.6%	$318	6.1%
Real estate - construction	9,746	28.6%	12,648	32.1%	3,237	33.4%
Real estate - mortgage	6,352	66.7%	8,509	63.1%	3,993	59.3%
Consumer	61	1.1%	89	1.2%	120	1.2%
Unallocated	-	N/A	-	N/A	732	N/A
Total allowance for loan losses	$22,394	100.0%	$23,033	100.0%	$8,400	100.0%

We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Please see Note 5 - Loans in the Notes to Unaudited Consolidated Financial Statements included in this report for additional information.

The following table sets forth the changes in the allowance for loan losses for the twelve-month period ended December 31, 2008 and the three months ended March 31, 2009 and 2008 (dollars in thousands).

	As of or For the Three Months Ended March 31, 2009	As of or For the Year Ended December 31, 2008	As of or For the Three Months Ended March 31, 2008
Balance, beginning of year	$23,033	$4,951	$4,951
Allowance from acquisition	-	2,976	2,976
Provision charged to operations	2,152	20,460	466
Loans charged off
Residential housing related	(2,385)	(3,771)	(7)
Owner occupied commercial	-	-	0
Other	(408)	(1,612)	(10)
Total chargeoffs	(2,793)	(5,383)	(17)
Recoveries of loans previously charged off	2	29	24
Balance, end of period	$22,394	$23,033	$8,400
Allowance to loans, year end	3.31%	3.32%	1.20%
Net chargeoffs to average loans	1.63%	0.78%	<0.01%
Nonaccrual loans	$68,250	$69,052	$22,517
Past due loans in excess of 90 days on
accrual status	-	-	-
Other real estate owned	$6,417	$6,417	$3,131

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.  We typically have had low levels of nonperforming loans, but the current economic conditions have increased those levels to $112.2 million in nonaccrual loans as of March 31, 2009.  The net chargeoffs to average loans ratio for the quarter ended March 31, 2009, was 1.63% as compared to less than 0.01% for the quarter ended March 31, 2008. For the quarter ended March 31, 2009, total net chargeoffs were $2.8 million compared to net recoveries of $7,000 for the same period in 2008.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the periods ended March 31, 2009 and 2008, and for the year ended December 31, 2008 (dollars in thousands):

	March 31, 2009		December 31, 2008		March 31, 2008
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$37,634	-	$41,920	-	$41,819	-
NOW accounts	43,787	0.77%	43,666	1.83%	399,307	2.18%
Money market and savings accounts	103,694	1.40%	121,919	2.62%	101,734	3.38%
Time deposits	473,529	3.47%	435,285	4.13%	53,250	4.63%
Total deposits	$658,644		$642,790		$596,110

Core deposits, which exclude time deposits of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $336.9 million and $357.1 million as of March 31, 2009, and December 31, 2008, respectively. The maturity distribution of our time deposits of $100,000 or more as of March 31, 2009, is as follows (dollars in thousands):

As of March 31,
2009
Three months or less	$82,411
Over three through six months	104,372
Over six through twelve months	100,437
Over twelve months	40,821
Total	$328,041

As of March 31, 2009, our non-core deposits included wholesale funding in the form of brokered CDs of approximately $168.2 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships.  The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by the Asset Liability Committee. These guidelines limit our brokered CDs to 25% of total assets and require that we only accept brokered CDs from approved correspondents. In addition, we do not obtain time deposits of $100,000 or more through the Internet.  We believe these guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk. While brokered CDs have represented a reliable source of wholesale funds in recent years, our recent expansion into new markets throughout South Carolina should allow us to grow our core deposit base, in turn reducing our reliance on brokered CDs and other sources of funds.

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

Other Interest-Bearing Liabilities

The following table outlines our various sources of borrowed funds as of and during the three-month period ended March 31, 2009, and the year ended December 31, 2008, the maximum point for each component during the periods and the average balance for each period, and the average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands):

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Three Months Ended March 31, 2009
FHLB advances	$68,094	3.08%	88,309	75,367	2.78%
Federal funds purchased & other short-term borrowings	$9,500	6.00%	13,500	21,219	3.15%
Junior subordinated debentures	$13,403	3.42%	13,403	13,403	3.96%

As of or for the Year Ended December 31, 2008
FHLB advances	$86,363	2.48%	$90,849	$60,538	3.39%
Federal funds purchased & other short-term borrowings	$21,373	1.17%	$47,845	$19,365	2.78%
Junior subordinated debentures	$13,403	4.52%	$13,403	$13,403	5.51%

As of March 31, 2009, and December 31, 2008, we had short-term lines of credit with correspondent banks to purchase federal funds totaling $21.0 million and $28.0 million, respectively.

Capital Resources

General

Shareholders’ equity on March 31, 2009, was $39.4 million, as compared to shareholders’ equity on December 31, 2008, of $40.6 million.  The decrease between December 31, 2008 and March 31, 2009 reflects the loss recognized for the period ended March 31, 2009, primarily made up of provision for loan losses of $2.1 million due to chargeoffs recognized during the quarter ended March 31, 2009 on nonperforming assets that were sold subsequent to March 31, 2009.  Partially offsetting the net loss was an increase in the unrealized gain on our securities portfolio.

The unrealized gain on securities available for sale as of March 31, 2009 reflects the change in the market value of these securities since December 31, 2008.  We believe that the change in the unrealized gain reflected as of March 31, 2009, was attributable to changes in market interest rates.   Our securities portfolio includes investments that are direct obligations of the United States (“U.S.”) government, Federal Agency and U.S. Government obligations and various other bank grade investment securities rated either “A” or “Aa/AA” by Moody’s Investors Service or Standard & Poor’s investment advisory service at the time of purchase, as prescribed by our Investment Policy. We use securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and borrowings from the short-term FRB discount window.  Due to availability of various liquidity sources we intend to hold these securities to maturity.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities combined and limited to 45% of Tier 1 capital, with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of March 31, 2009, the amount of our reserve for loan losses that was not included due to these limitations was approximately $14.3 million.  The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

We utilize trust preferred securities to meet our capital requirements up to regulatory limits.  As of March 31, 2009, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue.  On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, and up to 45% of Tier 1 capital when combined with qualifying preferred shares, with the excess includable as Tier 2 capital.  As of March 31, 2009, the entire $13.0 million of the trust preferred securities qualified as Tier 1 capital.

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

               The following table sets forth the holding company’s and the bank’s various capital ratios as of March 31, 2009, and December 31, 2008.  On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of March 31, 2009		As of December 31, 2008
	Holding		Holding
	Co.	Bank	Co.	Bank
Total risk-based capital	8.68%	9.84%	8.33%	9.75%

Tier 1 risk-based capital	6.14%	8.57%	6.03%	8.48%

Leverage capital	5.18%	7.23%	5.20%	7.23%

The decrease in our capital ratios from December 31, 2008, to March 31, 2009, is primarily due to the net loss recorded for the period ended March 31, 2009. As a result of the terms of the executed Consent Order, we are no longer deemed well-capitalized, regardless of our capital levels. Please see “Consent Order” for further discussion of our capital requirements under the consent order.

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

As a result of result of recent market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted.  Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company.  While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility.   The consent order that we entered into with the OCC on April 27, 2009 contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, the bank is no longer deemed “well-capitalized” regardless of its capital levels.  Therefore, we will need to raise additional capital, limit our growth, and/or sell assets to increase our capital ratios within 120 days of the execution of the consent order to meet these standards set forth by the OCC.

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

Our loss for 2008 and for the quarter ended March 31, 2009 has adversely impacted our projected capital position by eroding our capital cushion.  As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments we expect to make to our bank regulator in this area.  In light of deteriorating economic conditions in the United States, increased levels of nonperforming assets, and our level of losses for the year ended December 31, 2008 and for the quarter ended March 31, 2009, the need to raise capital in the short-term has become more critical to us.

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

  Preferred Stock

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of Series A Noncumulative Perpetual Preferred Stock at $25.00 per share.  Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million.  The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%.  Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors.  The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and prior to the first quarter of 2009, we have paid quarterly dividends of $326,250.  Our board of directors did not declare a dividend for the first quarter of 2009.

We used the net proceeds of the preferred stock offering to provide additional capital to support asset growth, expansion of our bank’s branch network, to pay off the balance of $5 million on a revolving line of credit, and to partially fund the cash portion of the consideration to close the acquisition of Carolina National.    The remainder of the cash consideration to close the Merger was financed through a line of credit from a correspondent bank.  The collateral for this line of credit is the stock of our bank.  Because of our unusually high amount of nonperforming loans and assets as of December 31, 2008 and our reduced profitability for 2008, we were out of compliance with the covenants governing the line of credit.  The correspondent bank has granted us a waiver regarding the noncompliance that was effective until they complete the quarterly review of our December 31, 2008 financial statements with the mutual expectation that similar quarterly waivers will be granted in the future until we are once again in compliance with the covenants governing the line of credit.  We continue to be out of compliance with the covenants as of March 31, 2009.  The lender has granted us a waiver through June 30, 2009, of their ability to pursue the collateral underlying the line of credit.  All other terms and conditions of the loan documents will continue to exist and may be exercised at any time.

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

Employee Share Ownership Programs

We encourage employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”).  The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success.   Under the Stock Option Plan, options for 600,341 shares of common stock were authorized for grant including 141,374 stock options from the Carolina National merger.  Of this amount, net options of 308,530 have been granted to date, with no shares granted in the quarter ended March 31, 2009.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock.  As of March 31, 2009, the ESOP owned 44,912 shares of our stock, of which 34,065 shares were pledged to secure the loan.  The remainder of the shares is being allocated to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $478,000 and $518,000 from shareholders’ equity at March 31, 2009 and December 31, 2008, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the compensation committee.  A total of 320,000 shares of common stock have been reserved for issuance under this plan.  To date, no shares have been issued pursuant to the Restricted Stock Plan.

Share Repurchase Program

 On December 1, 2006, the Company’s board of directors originally authorized a stock repurchase program of up to 50,000 of its common shares outstanding for a period of six months ending May 31, 2007.  This program was extended for consecutive six-month periods, the most recent of which expired November 30, 2008.  The latest extension also increased the number of shares authorized to be repurchased to 157,000.  From the program’s inception at December 1, 2006 through its last extension ending November 30, 2008, 106,981 shares of stock were repurchased under this program at a cost of $1,131,000, at a weighted average price of $10.53 per share (shares and per share prices reflect all stock splits and dividends) leaving 50,019 shares available for repurchase under the program.

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

Capital Commitments

As of March 31, 2009, construction on our Northern region market headquarters located in the Tega Cay community of Fort Mill, South Carolina was almost completed, with land costs of $1.5 million and construction in progress costs of approximately $1.4 million to date.  We expect to complete construction on this project and open the branch for business in May of 2009, and remaining costs to be paid were approximately $550,000 as of March 31, 2009.

 We do not expect future expansion via branching efforts within the next twelve months.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three-month periods ended March 31, 2009 and 2008, and for the year ended December 31, 2008:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
Return on average assets	(0.7)%	(5.4)%	0.39%
Return on average equity	(7.2)%	(54.0)%	4.00%
Equity to assets ratio	9.06%	10.06%	9.78%

             The ratios shown above reflect a net loss for the period ended March 31, 2009.   The period ended March 31, 2008 reflects the growth in net income and the proportionally greater increase in our assets, as well as the capital raised in the 2007 preferred stock offering.  For the year ended December 31, 2008, our return on average equity decreased due to a net loss for the year as well as increased equity due to the Merger.  The Merger also led to an increased equity to assets ratio for the year ended December 31, 2008.

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

As of March 31, 2009 and December 31, 2008, we had issued commitments to extend credit of $119.5 million and $145.9 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $1,614,000 and $2,061,000, as of March 31, 2009 and December 31, 2008, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

             As of March 31, 2009, $30.9 million of these commitments were for mortgages with locked interest rates that had not yet funded.  We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Atl-A” (low documentation) and/or “second lien.”  Our management has evaluated the loans that have been originated by the bank to date for the purpose of selling in the secondary market and believes that the majority of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation.   Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is low.  The division also offers FHA/VA and construction/permanent products with a proven history of salability to its customers. The division's customers are located primarily in South Carolina and include a group of investors with whom we have established relationships.  Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period.   As of March 31, 2009, none of these loans had been on our balance sheet for more than 57 days.

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

            We also have in place a detailed liquidity contingency plan designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity, outlined in a formal Contingency Funding Policy approved by the Asset Liability Management Committee (“ALCO”) of our board of directors.  This policy contains requirements for contingency funding planning and analysis, including reporting under a number of different contingency funding conditions.  The three conditions are described as follows:

•
Stage One Condition – During this stage, core deposits are not affected and the institution remains “well-capitalized,” but additional loan loss provisions may result in weak or negative quarterly earnings. The ability to quickly open new full-service branches may be limited by our internal evaluations of our ability to successfully expand further. In addition, external funding lines could be reduced.

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

           As of March 31, 2009, and December 31, 2008, our liquid assets, consisting of cash and due from banks, interest-bearing bank balances and federal funds sold, amounted to $53.2 million and $7.7 million, representing 6.39% and 0.95% of total assets, respectively.

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

            We have utilized certain nontraditional funding sources as they are available to us to compensate for this increased liquidity risk.  The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal ALCO meeting:

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

             Historically, we had planned to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities as well as these nontraditional funding sources.  However, in recent months, the effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted.  In the future, we plan to reduce our reliance on the wholesale funding market for deposits and capitalize on existing and new retail deposit markets through our statewide network of twelve full-service branches. In addition, the bank maintains federal funds lines of credit with correspondent banks that totaled $21.0 million and $28.0 million as of March 31, 2009 and December 31, 2008, respectively.

            The bank is also a member of the FHLB of Atlanta from which application for borrowings can be made for leverage purposes, up to available collateral.  As of March 31, 2009, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $88,382,000 were pledged as collateral for FHLB advances outstanding of $68,094,000.  A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances.  We primarily rely on our existing loan portfolio for this collateral.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. We have been notified by FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

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

We manage liquidity for our bank and our holding company separately. This approach considers the unique funding sources available to each entity, as well as each entity's capacity to manage through adverse conditions. This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.

We rely on dividends from our bank as our primary source of liquidity. The holding company is a legal entity separate and distinct from the bank. Various legal limitations restrict the bank from lending or otherwise supplying funds to the holding company to meet its obligations, including paying dividends. In addition, the terms of the pending consent order described above will further limit the bank's ability to pay dividends to the holding company to satisfy its funding needs. As part of the acquisition of Carolina National Corporation, the holding company had entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund operating expenses of the holding company including interest and dividend payments on its noncumulative preferred stock and trust preferred securities. The holding company pledged all of the stock of the bank as collateral for the line of credit which had an outstanding balance of $9.5 million as of March 31, 2009.

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

              As of March 31, 2009, we had an outstanding balance of $9.5 million on the line of credit described above.  Because of our unusually high amount of nonperforming loans and assets as of December 31, 2008 and our reduced profitability for 2008, we were out of compliance with the covenants governing the line of credit.  The correspondent bank has granted us a waiver regarding the noncompliance that is effective until they complete the quarterly review of our December 31, 2008 financial statements and we believe that quarterly waivers will be granted in the future until we are once again in compliance with the covenants governing the line of credit.  We continue to be out of compliance with these covenants as of March 31, 2009.   The lender has also granted us a waiver through June 30, 2009, of their ability to pursue the collateral underlying the line of credit.  All other terms and conditions of the loan documents continue to exist and may be exercised at any time.

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

            The following table sets forth information regarding our interest rate sensitivity as of March 31, 2009, for each of the time intervals indicated.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Federal funds sold and other	$-	$-	$-	$-		$-
Investment securities	12,761	7,005	29,792	35,319		84,877
Loans	435,117	31,258	163,060	34,258		663,693
Total interest-earning assets	$447,878	$38,263	$192,852	$69,577		$748,570

Interest-bearing liabilities
NOW accounts	$145,452	$2,489	$10,002	$24,262		$182,205
Time deposits	287,457	172,808	54,229	-		514,494
FHLB advances and other	11,464	12,998	33,132	20,000		77,594
Junior subordinated debentures	13,403	-	-	-		13,403
Total interest-bearing liabilities	$457,776	$188,295	$97,363	$44,262		$787,696

Period gap	$(9,898)	$(150,032)	$95,489	$25,315	$
Cumulative gap	$(9,898)	$(159,930)	$(64,441)	$(39,126)	$
Ratio of cumulative gap to total interest-earning assets	(1.32%)	(21.36%)	(8.61%)	(5.23%)

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

            As of March 31, 2009, we were liability sensitive over a one-year time frame.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require us to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed our security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below:

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  We will adopt the staff positions for our second quarter 10-Q but do not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  We will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on our financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

See “Market Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for quantitative and qualitative disclosures about market risk, which information is incorporated herein by reference.

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009.  There have been no significant changes in our internal controls over financial reporting during the first fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                Risk Factors.

There have been no significant changes in our risk factors disclosed in our Annual Report on Form 10K filed with the SEC on April 1, 2009.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                   Defaults Upon Senior Securities.

None

Item 4.                   Submission of Matters to a Vote of Security Holders.

None

Item 5.                   Other Information.

None

Item 6.                  Exhibits.

10.1	Commitment letter to continue Agreements by and among First National Bancshares, Inc. and Nexity Bank, dated January 7, 2009. [1]

10.2	Consent Order with OCC dated April 27, 2009. [2]

10.3	Letter Agreement with Nexity Bank dated April 30, 2009. [2]

10.4	Letter to Federal Reserve to decertify First National Bancshares as a financial holding company. [2]

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 1, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on May 1, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date:	May 12, 2009	By: /s/ Jerry L. Calvert

Jerry L. Calvert
President and Chief Executive Officer

Date:	May 12, 2009	By: /s / Kitty B. Payne

Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

10.1	Commitment letter to continue Agreements by and among First National Bancshares, Inc. and Nexity Bank, dated January 7, 2009. [1]

10.2	Consent Order with OCC dated April 27, 2009. [2]

10.3	Letter Agreement with Nexity Bank dated April 30, 2009. [2]

10.4	Letter to Federal Reserve to decertify First National Bancshares as a financial holding company. [2]

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s Form 8-K filed on April 1, 2009.
(2)	Incorporated by reference to the Company’s Form 10-K filed on May 1, 2009.