Form 10-Q
period 2009-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2009-08-14
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Not Applicable
(Former name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 11, 2009, 6,305,840 shares of the issuer’s common stock, par value $0.01 per share, were issued and outstanding.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets
 (dollars in thousands)

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Cash and cash equivalents	$88,562	$7,700
Securities available for sale	103,376	81,662
Loans, net of allowance for loan losses of $23,534 and $23,033, respectively	595,875	669,843
Mortgage loans held for sale	6,714	16,411
Premises and equipment, net	8,477	7,620
Other real estate	9,666	6,510
Other	22,026	22,996
Total assets	$834,696	$812,742
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing	$39,210	$39,088
Interest-bearing	682,376	607,761
Total deposits	721,586	646,849
FHLB advances	67,064	86,363
Federal funds purchased and other short-term borrowings	-	11,873
Junior subordinated debentures	13,403	13,403
Long-term debt	9,641	9,500
Accrued expenses and other liabilities	4,136	4,130
Total liabilities	$815,830	$772,118
Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized; 717,500 and 720,000 shares issued and outstanding, respectively	7	7
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 6,300,270 and 6,296,698 shares issued and outstanding for each period, respectively, net of treasury shares outstanding	64	64
Treasury stock, 106,981 shares for each period, at cost	(1,131)	(1,131)
Unearned ESOP shares	(478)	(478)
Additional paid-in capital	83,438	83,401
Retained deficit	(63,198)	(41,807)
Accumulated other comprehensive income	164	568
Total shareholders' equity	$18,866	$40,624
Total liabilities and shareholders' equity	$834,696	$812,742

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
 (dollars in thousands, except share data) (unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Interest income:
Loans	$7,729	$10,732	$16,142	$21,528
Taxable securities	588	652	1,385	1,275
Nontaxable securities	158	188	359	358
Federal funds sold and other	59	90	102	181
Total interest income	8,534	11,662	17,988	23,342
Interest expense:
Deposits	4,604	5,518	9,103	11,277
FHLB advances	524	465	1,040	903
Long-term debt	161	57	326	59
Junior subordinated debentures	114	167	245	396
Federal funds purchased and other short-term borrowings	-	95	1	189
Total interest expense	5,403	6,302	10,715	12,824
Net interest income	3,131	5,360	7,273	10,518
Provision for loan losses	18,045	943	20,197	1,409
Net interest income/(expense) after provision for loan losses	(14,914)	4,417	(12,924)	9,109
Noninterest income:
Mortgage banking income	497	603	1,208	1,334
Service charges and fees on deposit accounts	425	482	825	862
Gain on sale of securities available for sale	286	-	469	-
Service charges and fees on loans	114	88	265	203
Other	95	60	221	165
Total noninterest income	1,417	1,233	2,988	2,564
Noninterest expense:
Salaries and employee benefits	2,594	2,796	5,138	5,611
Occupancy and equipment expense	800	808	1,594	1,579
FDIC insurance	1,281	149	1,411	267
Professional fees	535	211	735	423
Data processing and ATM expense	296	392	594	650
Telephone and supplies	169	178	330	316
Other real estate owned expense	261	29	312	64
Public relations	129	175	249	246
Loan related expenses	108	166	239	300
Other	359	462	853	827
Total noninterest expense	6,532	5,366	11,455	10,283
Net income/(loss) before income taxes	(20,029)	284	(21,391)	1,390
Income tax expense	-	95	-	466
Net income/(loss)	(20,029)	189	(21,391)	924
Cash dividends declared on preferred stock	-	326	-	652
Net income/(loss) available to common shareholders	$(20,029)	$(137)	$(21,391)	$272
Net income/(loss) per common share
Basic	$(3.18)	$(0.02)	$(3.40)	$0.05
Diluted	$(3.18)	$(0.02)	$(3.40)	$0.04
Weighted average common shares outstanding
Basic	6,299,681	6,333,833	6,298,197	5,901,557
Diluted	6,299,681	6,333,833	6,298,197	6,439,929

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income/(Loss)

For the six months ended June 30, 2009 and 2008
(dollars in thousands except share amounts, unaudited)

See accompanying notes to unaudited consolidated financial statements.

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Unearned ESOP Shares	Additional Paid-In Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2007	720,000	$7	3,738,729	$37	(13,781)	$(224)	$(518)	$43,809	$4,408	$37	$47,556
Shares issued pursuant to acquisition	-	-	2,663,674	27	-	-	-	39,512	-	-	39,539
Grant of employee stock options	-	-	-	-	-	-	-	55	-	-	55
Cumulative adjustment for change in accounting for post retirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(79,200)	(816)	-	-	-	-	(816)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(653)	-	(653)
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	924	-	924
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $431	-	-	-	-	-	-	-	-	-	(836)	(836)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	88
Balance, June 30, 2008	720,000	$7	6,402,403	$64	(92,981)	$(1,040)	$(518)	$83,376	$4,616	$(799)	$85,706

Balance, December 31, 2008	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(478)	$83,401	$(41,807)	$568	$40,624
Conversion of preferred shares into common shares	(2,500)		3,572
Grant of employee stock options	-	-	-	-	-	-	-	37	-	-	37
Comprehensive income/(loss):
Net loss	-	-	-	-	-	-	-	-	(21,391)	-	(21,391)
Change in net unrealized gain on securities available for sale, net of income tax of $49	-	-	-	-	-	-	-	-	-	(95)	(95)
Reclassification adjustment for gains included in net income, net of income tax of $159	-	-	-	-	-	-	-	-	-	(309)	(309)
Total comprehensive income/(loss)	-	-	-	-	-	-	-	-	-	-	(21,795)
Balance, June 30, 2009	717,500	$7	6,407,251	$64	(106,981)	$(1,131)	$(478)	$83,438	$(63,198)	$164	$18,866

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(dollars in thousands, unaudited)

	For the six months
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(21,391)	$924
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	(20,197)	1,409
Provision for deferred income tax benefit	-	-
Depreciation	383	354
(Accretion) / amortization of purchase accounting adjustments, net	100	(590)
Accretion of securities discounts and premiums, net	(79)	(32)
Gain on sale of securities available for sale	(469)	-
Gain on sale of guaranteed portion of SBA loans	-	(28)
Gain on sale of other real estate owned	(46)	-
Loss on impairment of investment in equity securities	117	-
Origination of residential mortgage loans held for sale	(141,714)	(190,926)
Proceeds from sale of residential mortgage loans held for sale	151,412	195,028
Compensation expense for employee stock options granted	37	55
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(2,899)	(4,070)
Accrued expenses and other liabilities	6	(485)
Net cash provided by/(used in) operating activities	(34,740)	1,639
Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	576,839	14,880
Proceeds from sale of securities available for sale	25,461	-
Purchases of securities available for sale	(624,078)	(20,501)
Proceeds from sale of guaranteed portion of SBA loans	-	695
Loan repayments/(originations), net of disbursements/principal collections	53,770	(23,043)
Net purchases of premises and equipment	(1,240)	(2,965)
Redemption/(purchase) of FHLB and other stock	750	(3,146)
Acquisition, net of funds received	-	(6,733)
Net cash provided by/(used in) investing activities	31,502	(40,813)
Cash flows from financing activities:
Dividends paid on preferred stock	-	(653)
Increase in FHLB advances	23,725	54,306
Repayment of FHLB advances	(43,024)	(17,037)
Net increase/(decrease) in federal funds purchased and other short-term borrowings	(11,873)	(9,914)
Proceeds from the issuance of long-term debt	141	6,500
Shares repurchased pursuant to share repurchase program	-	(816)
Net increase in deposits	74,737	2,659
Net cash provided by financing activities	43,706	35,045
Net increase/(decrease) in cash and cash equivalents	40,468	(4,129)
Cash and cash equivalents, beginning of year	7,700	8,426
Cash and cash equivalents, end of period	$88,562	$4,297

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

Note 1 – Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, which is referred to herein as the "bank." The bank currently maintains its corporate headquarters and three full-service branches in Spartanburg, South Carolina, and ten additional full-service branches in select markets across the state.

Our assets consist primarily of our investment in the bank and our primary activities are conducted through the bank. As of June 30, 2009, our consolidated total assets were $834.7 million, our consolidated total loans were $626.1 million (including mortgage loans held for sale), our consolidated total deposits were $721.6 million, and our total shareholders’ equity was approximately $18.9 million.

Our net income is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets and the interest paid on deposits and other interest-bearing liabilities.  In addition, our net income is also supported by our noninterest income, derived principally from service charges and fees on deposit accounts and on the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.  In addition, we record a provision for loan losses to maintain an adequate allowance for loan losses.

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

As part of our previous strategic plan for growth and expansion, we executed the acquisition (the “Merger”) of Carolina National, effective January 31, 2008.  Through the Merger, Carolina National’s wholly owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National Bancshares, Inc. (“First National”) and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

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

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913 (“Colonial Trust”).    Through a more recent alliance with WorkLife Financial, we offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers.  In addition, we earn income through the origination and sale of residential mortgages.  We believe that each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

Since 2003, we have expanded into four additional markets in the Carolinas, with thirteen full-service branches operating under the name First National Bank of the South, including two full-service branches opened in the Greenville Market in the upstate of South Carolina during 2007.  In 2004, we opened our first full-service branch in the coastal region in Mount Pleasant, SC and opened our market headquarters in 2007 in downtown Charleston.  On February 18, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina.  In May of 2009, we opened our thirteenth full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of the bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements, as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of June 30, 2009, and the results of operations and cash flows for the three-month and six month periods ended June 30, 2009 and 2008, have been included.

We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   A variety of sources of liquidity are available to us to meet our short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the consent order with the OCC, management has prepared forecasts of these sources of funds and our projected uses of funds during 2009 and believes that the sources available are sufficient to meet our projected liquidity needs for this period. Since December 31, 2008, we have substantially increased our short-term liquidity position.

Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 1, 2009. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

The information included in our 2008 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements. We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, we qualify for the extended compliance period with respect to the accountant’s report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by Public Company Accounting Oversight Board Auditing Standards No. 5.

Note 8 – Subsequent Events

We have evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the First National Bancshares, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Regulatory Matters

Due to our condition, the OCC has required that our Board of Directors sign a formal enforcement action with the OCC which conveys specific actions needed to address certain findings from the examination and to address our current financial condition.  We entered into a consent order with the OCC on April 27, 2009, which contains a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The consent order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the consent order to the Board of Directors and the OCC.  As a result of the terms of the executed consent order, we are no longer deemed “well-capitalized,” regardless of our capital levels.  The Federal Reserve Bank of Richmond (the “FRB”) has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.

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

In order to comply with the consent order, the bank has:

•
developed by July 26, 2009, a three-year capital plan for the bank, which included, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital;

•
developed, by July 26, 2009, a strategic plan covering at least a three-year period, which, among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific bank personnel who are responsible and accountable for the plan, and a description of systems to monitor the bank’s progress;

•
revised, by June 26, 2009, a liquidity risk management program, which will assess, on an ongoing basis, the bank’s current and projected funding needs, and ensure that sufficient funds exist to meet those needs.  The plan included specific plans for how the bank plans to comply with regulatory restrictions which limit the interest rates the bank can offer to depositors;

•
revised, by June 26, 2009, the bank’s loan policy, a commercial real estate concentration management program.  The bank also established a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
taken immediate and continuing action to protect the bank’s interest in certain assets identified by the OCC or any other bank examiner by developing a criticized assets report covering the entire credit relationship with respect to such assets;

•
developed, by July 26, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and will order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties;

•	developed, by May 27, 2009, a revised OREO program to ensure that the OREO properties are managed in accordance with certain applicable banking regulations; and

•	ensured the bank has competent management in place on a full-time basis to carry out the board’s policies and operate the bank in a safe and sound manner.

In addition, the order requires the bank

•	to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009;

The bank has submitted all materials requested to the OCC in a timely fashion.  On July 24, 2009, our board submitted a written strategic plan and capital plan to the OCC covering the three-year period.  Once we receive the OCC’s written determination of no supervisory objection, our Board of Directors will adopt and implement the plans.  We are also working on efforts to achieve the capital levels imposed under the consent order, but we do not anticipate achieving these levels by August 25, 2009, the deadline specified in the consent order.

Additionally, on June 15, 2009, our holding company entered into a written agreement with The Federal Reserve Bank of Richmond (the “FRB”), which contains provisions similar to the articles in the bank’s consent order with the OCC and is attached hereto as Exhibit 10.1.  The holding company has taken action to comply with each article of the written agreement to date and has submitted all materials requested to the FRB in a timely fashion.  On June 15, 2009, under the terms of the written agreement that we entered into with the FRB, we submitted a capital plan to the FRB.  We will adopt the written plan within 10 days of its approval by the FRB.

Cash and Cash Equivalents

We consider all highly-liquid investments with a maturity of three months or less to be cash equivalents.

Supplemental Noncash Investing and Financing Data

Cash paid for interest during the six months ended June 30, 2009 and 2008, totaled $5.4 million and $11.3 million, respectively.  Cash paid for income taxes during the six months ended June 30, 2008, totaled $530,000.  There were no taxes paid during the six months ended June 30, 2009 due to the net operating loss carryforwards  from 2008.  Please see Note 6 – Income Taxes for further discussion.

Non-cash investing activities for the six months ended June 30, 2009 and 2008, included $404,000 in unrealized gains, net of realized gains of $309,000, and $836,000 of unrealized losses on available for sale securities, net of income tax, respectively.  Non-cash investing activities also included loans transferred to other real estate owned during the six months ended June 30, 2008 of $5.0 million charged to our allowance for loan losses, net of write downs of $602,000.  For the six months ended June 30, 2009, loans transferred to other real estate owned totaled $8,288,000 net of write downs of $865,000.

Note 2 – Net Income per Common Share

The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for net income per common share for the three-month periods ended June 30, 2009 and 2008 (dollars in thousands).

	Three Months Ended June 30,
	2009		2008
	BASIC	DILUTED(1),(2),(3)	BASIC	DILUTED(1),(2),(3)
Net income/(loss), as reported	$(20,029)	$(20,029)	$189	$189
Preferred stock dividends declared	-	-	(326)	(326)
Net loss available to common shareholders	$(20,029)	$(20,029)	$(137)	$(137)
Weighted average common shares outstanding	6,299,681	6,299,681	6,333,333	6,333,333
Effect of dilutive securities:
Stock options and warrants	-	-	-	-
Noncumulative convertible perpetual preferred stock	-	-	-	-
Weighted average common shares outstanding	6,299,681	6,299,681	6,333,333	6,333,333
Net loss per common share	$(3.18)	$(3.18)	$(0.02)	$(0.02)

(1)
For the three-month periods ended June 30, 2008 and 2009, we recognized a loss available to common shareholders rather than net income.  In this scenario, diluted earnings per share equals basic earnings per share because additional shares would be anti-dilutive.

(2)
The conversion of noncumulative convertible perpetual preferred stock shares would have been anti-dilutive for the three-month periods ended June 30, 2008 and 2009, and therefore, common shares issuable upon conversion of such securities are ignored in the computation of diluted EPS.

(3)
For the three months ended June 30, 2008, and 2009 the conversion of stock options and warrants would have been anti-dilutive to net income per diluted share.  In this scenario, diluted earnings per share equals basic earnings per share.

	Six Months Ended June 30,
	2009		2008
	BASIC	DILUTED(1),(2),(3)	BASIC	DILUTED(2)
Net income/(loss), as reported	$(21,391)	$(21,391)	$924	$924
Preferred stock dividends declared	-	-	(652)	(652)
Net income/(loss) available to common shareholders	$(21,391)	$(21,391)	$272	$272
Weighted average common shares outstanding	6,298,197	6,298,197	5,901,557	5,901,557
Effect of dilutive securities:
Stock options and warrants	-	-	-	538,372
Noncumulative convertible perpetual preferred stock	-	-	-	-
Weighted average common shares outstanding	6,298,197	6,298,197	5,901,557	6,439,929
Net income/(loss) per common share	$(3.40)	$(3.40)	$0.05	$0.04

(1)
For the six months ended June 30, 2009, we recognized a loss available to common shareholders rather than net income.  In this scenario, diluted earnings per share equals basic earnings per share because additional shares would be anti-dilutive.

(2)
The conversion of noncumulative convertible perpetual preferred stock shares would have been anti-dilutive for the six months ended June 30, 2008 and 2009, and therefore, common shares issuable upon conversion of such securities are ignored in the computation of diluted EPS.

(3)
 For the six months ended June 30, 2009, the conversion of stock options and warrants would have been anti-dilutive to net income per diluted share. In this scenario, diluted earnings per share equals basic earnings per share.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share.  Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the potential conversion of our convertible perpetual preferred stock.  In order to arrive at net income/(loss) available to common shareholders, net income/(loss) is reduced by the amount of preferred stock dividends declared for that period.  This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings.  However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings per share for that period equals basic earnings per common share.  The average diluted shares have been computed utilizing the “treasury stock” method.  The weighted average shares outstanding exclude 106,981 and 92,981 common shares of treasury stock repurchased by us through our share repurchase program as of June 30, 2009, and 2008, respectively.

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

The weighted average fair value per share of options granted in the six-month period ended June 30, 2008, amounted to $5.70.  No options were granted in the six-month period ended June 30, 2009.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants:  expected volatility of 41.68% for the six-month period ended June 30, 2008, interest rate of 2.25% for the six-month period ended June 30, 2008, and expected lives of the options of seven years in all periods presented.  There were no cash dividends to shareholders of common stock in any periods presented.

Note 4 – Merger with Carolina National

On January 31, 2008, Carolina National, the holding company for Carolina National Bank and Trust Company, merged with and into First National.  As of January 31, 2008, Carolina National’s consolidated total assets were $220.9 million, its consolidated total loans were $203.3 million, it consolidated total deposits were $187.3 million, and its total shareholders’ equity was approximately $29.2 million.  On February 18, 2008, Carolina National Bank and Trust Company merged with and into the Company’s bank subsidiary, First National Bank of the South. As a result of this acquisition, four full-service branches in the Columbia market were added to First National’s operations that had been previously operated as Carolina National Bank and Trust Company.

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

In connection with the Merger, the balance sheet reflects intangible assets consisting of core deposit intangibles and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans are being recognized over 34 months. Adjustments to leases are being amortized over the terms of the respective leases.  Adjustments to certificates of deposit were fully amortized after 5 months.

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

Note 5 – Loans

A summary of loans by classification as of June 30, 2009, is as follows (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$40,178	6.42%	$48,432	6.83%
Commercial secured by real estate	351,078	56.07%	429,868	60.61%
Real estate - residential mortgages	221,544	35.38%	206,910	29.17%
Installment and other consumer loans	7,211	1.15%	8,439	1.19%
Total loans	620,011		693,649
Mortgage loans held for sale	6,714	1.07%	16,411	2.31%
Unearned income	(602)	(0.09%)	(773)	(0.11%)
Total loans, net of unearned income	626,123	100.00%	709,287	100.00%
Less allowance for loan losses	(23,534)	3.80%	(23,033)	3.32%
Total loans, net	$602,589		$686,254

(1)	As a % of total loans includes mortgage loans held for sale.

(2)	Loan loss allowance % to total loans excludes mortgage loans held for sale.

Approximately $401,936,000 of the loans were variable interest rate loans as of June 30, 2009.  The remaining portfolio was comprised of fixed interest rate loans.

As of June 30, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $116.6 million and $12.0 million, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six-month periods ended June 30, 2009 and 2008, was approximately $1,279,000 and $360,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2009 and 2008.  There were impaired loans, under the criteria defined in FAS 114, of $101.6 million and $18.5 million, with related valuation allowances of $8.4 million (net of $19.7 million in chargeoffs during the six months ended June 30, 2009) and $2.0 million at June 30, 2009 and 2008, respectively.

Also included in nonperforming assets as of June 30, 2009, is $11.2  million in other real estate owned, or 9.54% of total nonperforming assets as of this date.  Other real estate owned consists of property acquired through foreclosure.  During the six-month period ended June 30, 2009, other real estate owned increased by $3.2 million net, due to  the foreclosure of several properties, partially offset by the disposition of several pieces of foreclosed property.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give First National the ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The cost of owning the properties was approximately $312,000, for the six months ended June 30, 2009, compared to $64,000 for the six months ended June 30, 2008.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

As of June 30, 2009, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $72,010,000 were pledged as collateral for FHLB advances outstanding of $67,064,000.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. While we are operating under our current regulatory enforcement action, we are not allowed to obtain future advances from FHLB.

Changes in the allowance for loan losses for the six-month periods ended June 30, 2009 and 2008 were as follows (dollars in thousands).

	June 30,	June 30,
	2009	2008
Balance, beginning of year	$23,033	$4,951
Allowance from acquisition	-	2,976
Provision charged to operations	20,197	1,409
Loans charged off	(19,699)	(629)
Recoveries on loans previously charged off	3	27
Balance, end of period	$23,534	$8,734

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

Note 6 – Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the six months ended June 30, 2009 and 2008 (dollars in thousands).

	June 30,	June 30,
	2009	2008
Income tax expense/(benefit) at federal statutory rate of 34%	$(7,973)	$473
State income tax, net of federal effect	-	27
Increase in valuation allowance for deferred tax asset	8,033	-
Tax-exempt securities income	(104)	(103.00)
Capital loss on writedown of equity securities	40	-
Bank-owned life insurance earnings	(22)	(23)
Other, net	26	92
Income tax expense/(benefit)	$-	$466

The components of the deferred tax assets and liabilities at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	2009	2008
Deferred tax liability:
Core deposit intangible	$401	$438
Unrealized gain on securities available for sale	85	293
Tax depreciation in excess of book	185	219
Prepaid expenses deducted currently for tax	157	192
Deferred loss on sale/leaseback transaction	104	107
Loan servicing rights	72	82
Other	5	5
Total deferred tax liability	1,009	1,336
Deferred tax asset:
Allowance for loan losses	$13,051	$7,469
Net operating loss carryforward	5,136	2,649
Writedowns on other real estate owned	642	797
Other	33	33
Total deferred tax asset	18,862	10,948
Valuation allowance	12,233	4,200
Deferred tax asset after valuation allowance	6,629	6,748
Net deferred tax asset	$5,620	$5,412

The net deferred tax asset is included in "other" the accompanying consolidated balance sheets.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.  The change in the net deferred tax asset is due to the change of $208,000 in the tax effect of the decrease in the unrealized gain on securities available for sale.

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of June 30, 2009, we increased the valuation allowance to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009.  Management determined that this valuation allowance of $12,233,000 has been recorded due to the substantial doubt of the ability of the Company to be able to realize all of the net deferred tax assets.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale	$103,376	$-	$103,376	$-
Mortgage loans held for sale	6,714	-	6,714	-
Equity Investments	7,068	-	-	7,068
Total	$117,158	$-	$110,090	$7,068

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis (dollars in  thousands).

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$99,700	$-	$-	$99,700
Other real estate owned	10,237	-	-	10,237
Total	$109,937	$-	$-	$109,937

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

Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the OCC FRB, or FDIC taking additional significant regulatory action against us due to our cumulative losses and capital position;

•	whether our lender will exercise the remedies available to it on the line of credit to our holding company;

•	our ability to retain our existing customers, including our deposit relationships;

•
our ability to comply with the terms of the consent order between the bank and its primary federal regulator within the timeframes specified, and the consequences resulting from our inability to increase our capital ratios to the required amounts by the deadline imposed by the consent order;

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

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company, a South Carolina private trust company established in 1913 (“Colonial Trust”).    Through a more recent alliance with WorkLife Financial, we are able to offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers.  In addition, we earn income through the origination and sale of residential mortgages.  Each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

Since 2003, we have expanded into three additional markets in the Carolinas, with thirteen full-service branches operating under the name First National Bank of the South including two branches which opened in the Greenville market of the upstate of South Carolina in 2007.  In 2004, we opened our first full-service branch in the coastal region in Mount Pleasant, South Carolina and opened our market headquarters in 2007 in downtown Charleston.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington, South Carolina.   In May of 2009, we opened our thirteenth full-service branch and northern market headquarters in the Tega Cay community of Fort Mill, South Carolina.

We manage liquidity for our bank and our holding company separately.  This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions.  This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.

We typically would rely on dividends from our bank as our primary source of liquidity.  The holding company is a legal entity separate and distinct from the bank.  Various legal limitations, including in the consent order we signed with the OCC, prohibit the bank from lending or otherwise supplying funds to the holding company to meet its obligations, including paying dividends.  The Federal Reserve Bank of Richmond (the “FRB”) has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.  In addition, the terms of the consent order described above further limit the bank's ability to pay dividends to the holding company to satisfy its funding needs.  As part of the acquisition of Carolina National Corporation, the holding company entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund operating expenses of the holding company including interest and dividend payments on its noncumulative preferred stock and trust preferred securities.  The holding company pledged all of the stock of the bank as collateral for the line of credit which had an outstanding balance of $9.64 million as of June 30, 2009.  We were out of compliance with various covenants governing this line of credit requiring the maintenance of certain capital levels, profitability levels and asset quality.  We are currently negotiating with our lender regarding certain modifications to this line of credit.

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

              Following the first quarter of 2008, we observed the deterioration in national and regional economic indicators and declining real estate values as well as slowing real estate sales activity in our markets.  As a result, we have experienced a significant rise in loan delinquencies and the level of our problem assets is elevated.  Consequently, our loan loss provision for the six-month period ended June 30, 2009 increased from $1.4 million for the six-month period ended June 30, 2008 to $20.2 million for the six-month period ended June 30, 2009.  In response to the changing business climate, we have reduced our asset growth plan from historic levels and modified our business strategy based on the following principles:

Improve asset quality by reducing the amount of our nonperforming assets.

We believe that the elevated level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of our commercial loans are for residential real estate projects.  To improve our results of operations, our primary focus for 2009 is to significantly reduce the amount of our nonperforming assets. Nonperforming assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) has increased during 2009 to $116.6 million as of the date of this report as compared to $75.5 million as of December 31, 2008. However, we have closed on sales of over $15 million of nonperforming loans and other real estate owned since during the second quarter of 2009.

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

The bank’s primary federal regulator, the OCC, completed a safety and soundness examination of the bank, which included a review of our asset quality, during the fourth quarter of 2008.  We have received the final report from this examination.  On April 27, 2009, the bank entered into a consent order with the OCC, which contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, the bank is no longer deemed “well-capitalized” regardless of its capital levels.  The FRB has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the banks consent order with the OCC.  In addition, as of June 30, 2009, as a result of increased losses in the first half of 2009, our capital levels fell below the minimum regulatory capital ratios for “adequately-capitalized” banks.  We are working on efforts to achieve the Tier 1 capital levels imposed under the consent order, including by raising additional capital, limiting our growth, and selling assets, but we do not anticipate achieving these levels by August 25, 2009, the deadline specified in the consent order.

In addition, the exam report includes a requirement that the bank’s board of directors develop a written strategic and capital plan covering at least a three-year period.  The plan must establish objectives for the bank’s overall risk profile, earnings performance, asset growth, balance sheet composition, off-balance sheet activities, funding sources, capital adequacy, reduction in nonperforming assets, product line development and market segments planned for development and growth.  The capital plan outlines the actions needed to improve our capital ratios to a level which complies with the minimum capital levels in the consent order.  On July 24, 2009 our board submitted a written strategic plan and capital plan to the OCC to increase our capital ratios.  Once we receive the OCC’s written determination of no supervisory objection, our Board of Directors will adopt and implement the plans. Additionally, on June 15, 2009, our holding company entered into a written agreement with the FRB, which agreement contains provisions similar to the articles in the bank’s consent order with the OCC.  On June 15, 2009, under the terms of the written agreement that we entered into with the FRB , we submitted a capital plan to the FRB.  We will adopt the written plan within 10 days of its approval by the FRB.

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

The benefits of slower balance sheet growth include more disciplined loan and deposit pricing going forward which should result in subsequent net interest margin expansion.  Additionally, we will seek to expand our net interest margin as our current loans and deposits reprice and renew.  Between April 1, 2009 and December 31, 2009, we have $355.4 million of time deposits that will reprice at current market rates, which represents approximately 75% of our total time deposits at June 30, 2009.  These time deposits had a weighted average interest rate of 2.98% at June 30, 2009. Additionally, we have $211.0 million of variable rate loans that are renewing between April 1, 2009 and December 31, 2009 which were initially made at a rate variable with the Wall Street Journal prime rate.  We will seek to put floors, or minimum interest rates, in our variable rate loans at renewal.  Generally, our new and renewing variable rate loans will be based on the First National prime rate instead of the Wall Street Journal prime rate.  We believe that indexing our loans on an internal benchmark will allow us to respond better to the prevailing interest rate environment.  Furthermore, we will look to cheaper sources of funding as they become available to us.

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

We generate local deposits through a combination of competitive pricing within the limitations applicable to our bank due to its financial condition.  Our retail bankers also use their network of extensive personal and commercial relationships in the local market to generate deposits.  Five of our thirteen branches are less than two years old, and we expect those branches to significantly increase their levels of deposits in the near future.  Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts and money market accounts.

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

             We seek to compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities. We believe that we can continue to deliver our level of superior customer service while managing through this challenging period of time.  We emphasize to our employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities we serve.

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

Income Taxes

              Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the deferred tax asset, management has established a valuation allowance for the net deferred tax asset.  Based on the assumptions used by management regarding the ability of the bank to generate future earnings and the execution of tax planning strategies to generate income, the actual amount of the future tax benefit received may be different than the amount of the deferred tax asset, net of the associated valuation allowance.

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2009 and 2008

Our net loss was $20.00 million, or $3.18 per diluted share, for the quarter ended June 30, 2009, as compared with net income of $189,000 for the quarter ended June 30, 2008.  The preferred stock dividend for the three-month period ended June 30, 2008, exceeded net income recorded for this period, resulting in a loss available to common shareholders of $137,000, or $0.02 net loss per diluted share.  Our board of directors did not declare a preferred stock dividend for the second quarter of 2009 due to our net loss for the period.  Our net loss for the quarter ended June 30, 2009 included an increase of $18.8 million in the provision for loan losses.   This increase was recorded to adjust the allowance for loan losses to reflect the risk inherent in the loan portfolio which continues to be negatively affected by the severe housing downturn and real estate market deterioration in each of our market areas during 2009 as compared to the quarter ended June 30, 2008.  Diluted common shares outstanding for the period ended June 30, 2009 decreased slightly over the same period in 2008, due to the effect of treasury stock purchases throughout 2008, which have reduced common shares outstanding.  Net interest income for the quarter ended June 30, 2009, decreased by 41.6%, or $2.3 million, to $3.1 million, as compared to $5.4 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans.

The net interest margin for the quarter ended June 30, 2009 was 1.45%, as compared to the 2.70% net interest margin recorded for the quarter ended June 30, 2008, or a reduction of 125 basis points.  During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it has stayed through June 30, 2009.  The benchmark two-year Treasury yield began 2008 at a high of 3.05% but had decreased to 0.77% as of December 31, 2008 and the ten-year Treasury yield, which began 2008 at 4.03%, closed 2008 at 2.21%.   These dramatic changes in market interest rates have resulted in a lower net interest margin for us in 2009 as compared to previous years, which have also caused our earnings to suffer.  The unprecedented interest rate reductions by the Federal Reserve described above had a negative impact on our net interest margin since interest rate cuts reduced the yield on our adjustable rate loans immediately, but our deposit costs did not fall as quickly or as far in response to these interest rate reductions since liquidity pressure in the retail deposit markets has kept these costs high.  In addition, while nonperforming loans continue to be treated as interest-earning assets, the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest accrued on the loans is reversed at that point.  Therefore, these nonperforming loans reduce interest income while inflating the interest-earning asset base, causing the net interest margin to be further negatively impacted.

Our return on average assets decreased by 376 basis points from 0.09% for the quarter ended June 30, 2008, to (3.67%) for the same period in 2009 due to the net loss for the quarter as compared to net income recorded in the same quarter of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008.

Our return on average equity decreased by 8,347 basis points, from 0.87% for the quarter ended June 30, 2008, to (82.60%) for the quarter ended June 30, 2009.  This decrease is driven by our net loss recognized in the second quarter of 2009 versus net income for the second quarter of 2008.

Our efficiency ratio increased by 76.5% from 81.38% for the three months ended June 30, 2008, to 143.62% for the three months ended June 30, 2009, primarily due to the decrease in net interest income of $2.3 million, or 41.6%, and an increase in noninterest expense of $1.2 million, or 21.7%.  The increased noninterest expense was primarily due to increased annual assessment fees by the FDIC and our accrual during the second quarter of 2009 for a special assessment to be paid during the third quarter as a result of the recessionary U.S. economy and increased numbers of bank failures.  While noninterest income increased by 14.9%, the $184,000 increase only partially offset the decreased net interest income and increased noninterest expense.

Six months ended June 30, 2009 and 2008

Our net loss was $21.39 million, or $3.40 per diluted share, for the six months ended June 30, 2009, as compared with net income of $924,000, or $0.04 per diluted share, for the six months ended June 30, 2008.  Our net loss for the six months ended June 30, 2009 included an increase of $18.8 million in the provision for loan losses.  This increase was recorded to adjust the allowance for loan losses to reflect the risk inherent in the loan portfolio which continues to be negatively affected by the severe housing downturn and real estate market deterioration in each of our market areas during 2009 as compared to the six months ended June 30, 2008.  Diluted common shares outstanding for the six-month period ended June 30, 2009 decreased slightly over the same period in 2008 due to the effect of treasury stock purchases throughout 2008, which have reduced common shares outstanding.  Net interest income for the six months ended June 30, 2009, decreased by 30.9%, or $3.2 million, to $7.3 million, as compared to $10.5 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans.

The net interest margin for the six months ended June 30, 2009 was 1.76%, as compared to the 2.80% net interest margin recorded for the six months ended June 30, 2008, or a reduction of 104 basis points.  During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it has stayed through June 30, 2009.  The benchmark two-year Treasury yield began 2008 at a high of 3.05% but had decreased to 0.77% as of December 31, 2008 and the ten-year Treasury yield, which began 2008 at 4.03%, closed 2008 at 2.21%.   These dramatic changes in market interest rates have resulted in a lower net interest margin for us in 2009 as compared to previous years, which have also caused our earnings to suffer.  The unprecedented interest rate reductions by the Federal Reserve described above had a negative impact on our net interest margin since interest rate cuts reduced the yield on our adjustable rate loans immediately, but our deposit costs did not fall as quickly or as far in response to these interest rate reductions since liquidity pressure in the retail deposit markets has kept these costs high.

Our return on average assets decreased by 247 basis points from 0.23% for the six months ended June 30, 2008, to (2.24%) for the same period in 2009 due to the net loss for the period as compared to net income recorded in the same six-month period of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008.

Our return on average equity decreased by 4,985 basis points, from 2.38% for the six months ended June 30, 2008, to (47.47%) for the six months ended June 30, 2009.  This decrease is driven by our net loss recognized in the first six months of 2009 versus net income for the first six months of 2008.

Our efficiency ratio increased by 42.0% from 78.60% for the six months ended June 30, 2008, to 111.64% for the six months ended June 30, 2009, primarily due to the decrease in net interest income of $3.2 million, or 30.9%, and an increase in noninterest expense of $1.2 million, or 11.4%.  The increased noninterest expense was primarily due to increased annual premiums by the FDIC due to our financial condition and our accrual during the second quarter of 2009 for a special assessment to be paid during the third quarter as a result of the recessionary U.S. economy and increased numbers of bank failures.  While noninterest income increased by 16.5%, the $424,000 increase only partially offset the decreased net interest income and increased noninterest expense.

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

Three months ended June 30, 2009 and 2008

Our net interest income decreased by $2.3 million, or 41.6%, to $3.1 million for the quarter ended June 30, 2009, from $5.4 million for the same period in 2008.  The decrease in net interest income was due primarily to the decrease in our net interest margin of 125 basis points from 2.70% to 1.45% for the three-month periods ended June 30, 2008 and 2009, respectively.  Decreased earning rates on the loan portfolio was the primary contributing factor, along with overall decreased loan volume.  Combined, loan rates and volume contributed $2.9 million toward our decreased net interest income for the three-month period ended June 30, 2009.  We are deliberately decreasing the size of our loan portfolio.  The continued deterioration in the South Carolina real estate markets and the volatile economy in general support our current strategy of decreasing the size of our loan portfolio.

The following table sets forth, for the quarters ended June 30, 2009 and 2008, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
Loans, including nonaccrual loans	$658,888	$7,622	4.64%	$704,711	$10,550	6.00%
Mortgage loans held for sale	8,468	107	5.07%	11,929	182	6.12%
Investment securities	152,582	746	1.96%	72,151	840	4.67%
Federal funds sold and other	45,393	59	0.52%	6,615	90	5.46%
Total interest-earning assets	$865,331	$8,534	3.96%	$795,406	$11,662	5.88%
Time deposits	$593,336	$4,348	2.94%	$457,980	$4,670	4.09%
Savings and money market	73,424	218	1.19%	115,985	708	2.45%
NOW accounts	38,941	38	0.39%	46,762	140	1.20%
FHLB advances	67,638	524	3.11%	55,311	465	3.38%
Junior subordinated debentures	13,403	114	3.41%	13,403	167	5.00%
Federal funds purchased and other borrowings	9,639	161	6.70%	21,438	152	2.83%
Total interest-bearing liabilities	$796,381	$5,403	2.72%	$710,879	$6,302	3.56%
Net interest spread			1.24%			2.32%
Net interest income/margin		$3,131	1.45%		$5,360	2.70%

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 1.24% for the quarter ended June 30, 2009, compared to 2.32% for the quarter ended June 30, 2008.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 1.45% for the quarter ended June 30, 2009, as compared to 2.70% for the quarter ended June 30, 2008.

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

Six months ended June 30, 2009 and 2008

Our net interest income decreased by $3.2 million, or 30.9%, to $7.3 million for the six months ended June 30, 2009, from $10.5 million for the same period in 2008.  The decrease in net interest income was due primarily to the decrease in our net interest margin of 104 basis points from 2.80% to 1.76% for the six-month periods ended June 30, 2008 and 2009, respectively.  While loan growth contributed positively for the six-month period ended June 30, 2009, loan rates contributed $5.6 million toward the decrease in net interest income.  While deposit rates decreased as well, growth in deposits partially offset the positive impact of the reduced deposit rates.  We are deliberately decreasing the size of our loan portfolio.  The continued deterioration in the South Carolina real estate markets and the volatile economy in general support our current strategy of decreasing the size of our loan portfolio.

The following table sets forth, for the six months ended June 30, 2009 and 2008, information related to our average balances, yields on average assets, and costs of average liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
Loans, excluding held for sale	$672,766	$15,825	4.74%	$661,766	$21,140	6.41%
Mortgage loans held for sale	12,495	317	5.12%	13,461	388	5.78%
Investment securities	117,671	1,744	2.99%	70,187	1,633	4.67%
Federal funds sold and other	31,948	102	0.64%	7,047	181	5.15%
Total interest-earning assets	$834,880	$17,988	4.34%	$752,461	$23,342	6.22%
Time deposits	$533,764	$8,404	3.18%	$428,622	$9,282	4.34%
Savings & money market	88,475	584	1.33%	113,928	1,648	2.90%
NOW accounts	41,351	115	0.56%	44,998	347	1.55%
FHLB advances	71,481	1,040	2.93%	49,029	903	3.69%
Junior suborindated debentures	13,403	245	3.69%	13,403	396	5.93%
Federal funds purchased and other borrowings	15,397	327	4.28%	15,969	248	3.11%
Total interest-bearing liabilities	$763,871	$10,715	2.83%	$665,949	$12,824	3.86%
Net interest spread			1.51%			2.36%
Net interest income/margin		$7,273	1.76%		$10,518	2.80%

*Annualized for the six-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 1.51% for the six months ended June 30, 2009, compared to 2.36% for the six months ended June 30, 2008.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 1.76% for the six months ended June 30, 2009, as compared to 2.80% for the six months ended June 30, 2008.

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

	Changes in Net Interest Income/(Expense)
	For the Quarters Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to			For the Quarters Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$528	$(559)	$(31)	$21	$(9)	$12
Investment securities	936	(1,030)	(94)	50	(3)	47
Mortgage loans held for sale	(53)	(22)	(75)	8	1	9
Loans(1)	(686)	(2,242)	(2,928)	6,076	(4,373)	1,703
Total interest-earning assets	$725	$(3,853)	$(3,128)	$6,155	$(4,384)	$1,771
Interest-Bearing Liabilities
Deposits	$1,097	$(2,011)	$(914)	$2,966	$(2,066)	$900
FHLB advances	105	(46)	59	182	(210)	(28)
Federal funds purchased and other	(84)	93	9	61	(175)	(114)
Junior suborindated debentures	-	(53)	(53)	-	(87)	(87)
Total interest-bearing liabilities	$1,118	(2,017)	(899)	$3,209	$(2,538)	$671
Net interest income/(expense)	$(393)	$(1,836)	$(2,229)	$2,946	$(1,846)	$1,100

(1)           Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

Investment securities contributed to net interest income as our most lucrative earning asset, but their positive contribution was exceeded by the growth in deposits and other interest-bearing liabilities, whose volume contributed approximately $1.1 million in costs.  The reduction in average loan growth and the decrease in loan rates since 2008 resulted in a net reduction to net interest income of $2.9 million.  Rates on interest-bearing liabilities also decreased, reducing interest expense by approximately $2.0 million for the quarter ended June 30, 2009.

	Changes in Net Interest Income/(Expense)
	For the Six Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to				For the Six Months Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	One Day Difference(2)	Total	Volume	Rate	One Day Difference(2)	Total
Interest-Earning Assets
Federal funds sold and other	$636	$(714)	$(1)	$(79)	$76	$(28)	$1	$49
Investment securities	1,099	(978)	(10)	111	95	(7)	8	96
Mortgage loans held for sale	(28)	(41)	(2)	(71)	185	(10)	1	176
Loans(1)	350	(5,549)	(116)	(5,315)	10,897	(6,755)	93	4,235
Total interest-earning assets	$2,057	$(7,282)	$(129)	$(5,354)	$11,253	$(6,800)	$103	$4,556
Interest-Bearing Liabilities
Deposits	$1,871	$(3,982)	$(63)	$(2,174)	$5,451	$(2,909)	$48	$2,590
FHLB advances	411	(269)	(5)	137	234	(286)	5	(47)
Federal funds purchased and other	(9)	89	(1)	79	38	(219)	2	(179)
Junior suborindated debentures	-	(149)	(2)	(151)	-	(113)	3	(110)
Total interest-bearing liabilities	$2,273	(4,311)	(71)	(2,109)	$5,723	(3,527)	58	2,254
Net interest income/(expense)	$(216)	$(2,971)	$(58)	$(3,245)	$5,530	$(3,273)	$45	$2,302

(1)           Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

(2)	Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2007 and 2009.

Investment securities contributed to net interest income as our most lucrative earning asset, but their positive contribution was exceeded by the growth in deposits and other interest-bearing liabilities, whose volume contributed approximately $2.3 million in costs.  Average loan growth contributed $350,000 in volume, whereas the decrease in loan rates since 2008 outweighed the positive contribution from the marginal loan growth with a decrease of $5.5 million.  Rates on interest-bearing liabilities also decreased, reducing interest expense by approximately $4.3 million for the six months ended June 30, 2009.

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

Our provision for loan losses was $18.1 million and $943,000 for the three months ended June 30, 2009 and 2008, respectively, an increase of $17.1 million.  Our provision for loan losses was $20.2 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $18.8 million.  The percentage of allowance for loan losses was increased to 4.53% of gross loans outstanding as of June 30, 2009, from 1.25% as of June 30, 2008.  Approximately $20.8 million of the net charge offs for the year ended December 31, 2008 and to date in 2009 were recorded to reflect impairments on collateral-dependent loans as required by SFAS No. 114.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.  Also included in the allowance for loan losses as of June 30, 2008, was $2.9 million added from the acquisition of Carolina National.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  Management believes that specific reserves have been allocated in its allowance for loan losses as of June 30, 2009 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral.  No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

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

 As of June 30, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $116.6 million and $12.0 million, respectively.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six-month periods ended June 30, 2009 and 2008, was approximately $1,279,000 and $360,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2009 and 2008.  There were impaired loans, under the criteria defined in FAS 114, of $101.6 million and $18.5 million, with related valuation allowances of $8.4 million (net of $19.7 million in chargeoffs during the six months ended June 30, 2009) and $2.0 million at June 30, 2009 and 2008, respectively.

Noninterest Income

Three months ended June 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	For the Three Months Ended June 30,
	2009	2008
Mortgage banking income	$497	$603
Service charges and fees on deposit accounts	425	482
Gain on sale of securities available for sale	286	-
Service charges and fees on loans	114	88
Other	95	60
Total noninterest income	$1,417	$1,233

Noninterest income for the three months ended June 30, 2009, was $1.4 million, a net increase of 14.9% compared to noninterest income of $1.2 million during the same period in 2008. The increase is primarily due to the gain on securities available for sale recognized during the quarter ended June 30, 2009. Management decided to sell securities when the Federal Reserve took action to increase readily available market liquidity, causing rates in the bond market to decrease.  This situation presented a unique opportunity to capitalize on an increased unrealized gain position on several securities in our investment portfolio.  Please see Investments for more details. Service charges and fees on loans increased $26,000, or 29.5%, from $88,000 for the quarter ended June 30, 2008 to $114,000 for the quarter ended June 30, 2009, primarily due to late charges.  Other noninterest income increased by $35,000, or 58.3%, from $60,000 for the quarter ended June 30, 2008 to $95,000 for the quarter ended June 30, 2009.  This increase included approximately $46,000 recognized on the sale of one property we previously had foreclosed on.  In addition, service charges and fees on deposit accounts decreased by $57,000, or 11.8% from 2008 to 2009.

The noninterest income generated by the wholesale mortgage division for the three months ended June 30, 2009, decreased by $106,000, or 17.6%, as compared to $603,000 earned for the three months ended June 30, 2008 due to the decrease in volume of loans originated.  This division offers a wide variety of conforming and non-conforming mortgage loan products to other community banks and mortgage brokers which are held for sale in the secondary market. Sales of mortgage loans originated through the division occur pursuant to sales contracts entered into with the investors at the time of the loan commitment. As of June 30, 2009, $6.7 million in mortgage loans were held for sale to investors, a decrease of $8.6 million or 56.1%, from $15.3 million at June 30, 2008.

Six months ended June 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).

	For the Six Months Ended June 30,
	2009	2008
Mortgage banking income	$1,208	$1,334
Service charges and fees on deposit accounts	825	862
Gain on sale of securities available for sale	469	-
Service charges and fees on loans	265	203
Other	221	165
Total noninterest income	$2,988	$2,564

Noninterest income for the six months ended June 30, 2009 was $3.0 million, a net increase of 16.5% compared to noninterest income of $2.6 million during the same period in 2008. The increase is primarily due to the gain on securities available for sale recognized during the six months ended June 30, 2009. Management decided to sell securities when the Federal Reserve took action to increase readily available market liquidity, causing rates in the bond market to decrease.  This situation presented a unique opportunity to capitalize on an increased unrealized gain position on several securities in our investment portfolio.  Please see Investments for more details. Service charges and fees on loans increased $62,000, or 30.5%, from $203,000 for the six months ended June 30, 2008 to $265,000 for the six months ended June 30, 2009, primarily due to late charges.  Other noninterest income increased by $56,000, or 33.9%, from $165,000 for the six months ended June 30, 2008 to $221,000 for the six months ended June 30, 2009.  This increase included approximately $46,000 recognized on the sale of one property we previously had foreclosed on.  In addition, service charges and fees on deposit accounts decreased by $37,000, or 4.3% from 2008 to 2009.

The noninterest income generated by the wholesale mortgage division for the six months ended June 30, 2009, decreased by $126,000, or 9.4%, as compared to $1.3 million earned for the six months ended June 30, 2008 due to the decrease in volume of loans originated.  This division offers a wide variety of conforming and non-conforming mortgage loan products to other community banks and mortgage brokers which are held for sale in the secondary market. Sales of mortgage loans originated through the division occur pursuant to sales contracts entered into with the investors at the time of the loan commitment. As of June 30, 2009, $6.7 million in mortgage loans were held for sale to investors, a decrease of $8.6 million or 56.1%, from $15.3 million at June 30, 2008.

Noninterest Expenses

Three months ended June 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	For the Three Months Ended June 30,
	2009	2008
Salaries and employee benefits	$2,594	$2,796
FDIC insurance	1,281	149
Occupancy and equipment expense	800	808
Professional fees	535	211
Data processing and ATM expense	296	392
Other real estate owned expense	261	29
Telephone and supplies	169	178
Public relations	129	175
Loan related expenses	108	166
Other	359	462
Total noninterest expense	$6,532	$5,366

Noninterest expense increased by $1.1 million, or 21.7%, from $5.4 million for the quarter ended June 30, 2008 to $6.5 million for the quarter ended June 30, 2009.  Noninterest expenses for the three months ended June 30, 2009 include the addition of our thirteenth full-service branch and market headquarters, which opened May 18, 2009 in the Tega Cay community of Fort Mill, South Carolina.  Given the recent downturn in the economy, we have embarked on an aggressive expense reduction campaign that we believe will save us over $5 million in annual expenditures compared to our level of operating expenses in 2008.  We believe that we can reach this level of efficiency by the end of 2009.  To achieve this goal, management has already reduced salary and benefits expense by eliminating several positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to reduce other noninterest expenses.

Salaries and employee benefits decreased for the quarter ended June 30, 2009 compared to 2008 by $202,000, or 7.2%, from $2.8 million to $2.6 million, as we have eliminated and/or combined many positions since the quarter ended June 30, 2008.  While the cost of personnel had increased in recent quarters to support our expansion into new markets, particularly our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008, and two full-service branches opening since the summer of 2008, our revised strategic plan does not provide for our expansion through branching in the near term.  Therefore, our analysis of overall employee efficiency has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions.

FDIC insurance expense increased $1.1 million, or 759.7%, from $149,000 for the three-month period ended June 30, 2008, to $1.3 million for the three-month period ended June 30, 2009.  This increase includes increased annual premiums by the FDIC due to the increase in our deposit base and our current financial condition and the accrual during the second quarter of 2009 for a special assessment to be paid during the third quarter as a result of the recessionary U.S. economy and increased numbers of bank failures.

Occupancy and equipment expenses were relatively constant between the quarters ended June 30, 2008 and 2009.  The positive effects of many of our recently renegotiated vendor contracts are reflected in the slight decrease in occupancy and equipment expenses from 2008 to 2009, as the three months ended June 30, 2009 include our thirteenth full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina, with a decrease of 1.0% reflected for the period ended June 30, 2009.

Data processing and ATM expenses were $296,000 and $392,000 for the quarters ended June 30, 2009 and 2008, respectively.  The majority of the decrease of $96,000, or 24.5%, reflects the impact of efficiencies achieved through the Merger, as the three-month period ended June 30, 2008 included trailing expenses driven by Carolina National data processing costs.

Other real estate owned expense increased by $232,000, or 800.0%, from $29,000 for the quarter ended June 30, 2008 to $261,000 for the quarter ended June 30, 2009 as the level of foreclosed assets increased from 2008 to 2009.  This expense includes costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  These expenses also would include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Professional fees increased by $324,000, or 153.6%, from 2008 to 2009 due to the costs of various outside consultants enlisted in our efforts to comply with the requirements of the consent order with the OCC.

Public relations expense decreased by $46,000, or 26.3%, to $129,000 for the quarter ended June 30, 2009, as compared to $175,000 for the same period in 2008.  During 2008, we implemented a rebranding project and suspended our brand-related marketing activities while we were developing the new brand from the fourth quarter of 2007 to the third quarter of 2008 for its public debut.  The rebranding will drive all of our future marketing endeavors.

Loan related expenses decreased by $58,000, or 34.9%, from $166,000 for the quarter ended June 30, 2008 to $108,000 for the quarter ended June 30, 2009 due to our deliberately decreased loan origination activities during 2009.

Included in the line item “Other,” which decreased $103,000, or 22.3%, between 2009 and 2008, are charges for fees paid to our board of directors and our regional boards in the Greenville, Columbia and Charleston markets; postage, printing and stationery expenses; and various customer-related expenses. As of February 28, 2009, board fees were suspended due to the bank’s reduced profitability.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program.

Six months ended June 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest expenses for the six months ended June 30, 2009 and 2008 (dollars in thousands).

	For the Six Months Ended June 30,
	2009	2008
Salaries and employee benefits	$5,138	$5,611
Occupancy and equipment	1,594	1,579
FDIC insurance	1,411	267
Professional fees	735	423
Data processing and ATM expense	594	650
Telephone and supplies	330	316
Other real estate owned expense	312	64
Public relations	249	246
Loan related expenses	239	300
Other	853	827
Total noninterest expense	$11,455	$10,283

Noninterest expense increased by $1.2 million, or 11.4%, from $10.3 million for the six months ended June 30, 2008 to $11.5 million for the six months ended June 30, 2009.  Noninterest expenses for the six months ended June 30, 2009 include the addition of our thirteenth full-service branch and market headquarters, which opened May 18, 2009 in the Tega Cay community of Fort Mill, South Carolina.  In addition, the six months ended June 30, 2008 reflected only five months of expenses from the four branches added from the Merger.  Given the recent downturn in the economy, we have embarked on an aggressive expense reduction campaign that we believe will save us over $5 million in annual expenditures compared to our level of operating expenses in 2008.  We believe that we can reach this level of efficiency by the end of 2009.  To achieve this goal, management has already reduced salary and benefits expense by eliminating several positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to reduce other noninterest expenses.

Salaries and employee benefits decreased for the six months ended June 30, 2009 compared to 2008 by $473,000, or 8.4%, from $5.6 million to $5.1 million, as we have eliminated and/or combined many positions since the six months ended June 30, 2008.  While the cost of personnel had increased in recent quarters to support our expansion into new markets, particularly our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008, and two full-service branches opened since the summer of 2008, our revised strategic plan does not provide for our expansion through branching in the near term.  Therefore, our analysis of overall employee efficiency has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions.

Occupancy and equipment expenses were relatively constant between the six months ended June 30, 2008 and 2009, with an increase of only 0.9% reflected for the period ended June 30, 2009.  The costs of the four new Columbia area full-service branches which were added to our branch network on January 31, 2008, are reflected in the six months ended June 30, 2008 for only five months because the Merger occurred at the end of January of 2008.  The positive effects of many of our recently renegotiated vendor contracts are reflected in the negligible increase in occupancy and equipment expenses from 2008 to 2009, despite including a full six months of expenses for the Columbia area branches.

FDIC insurance expense increased $1.1 million, or 428.5%, from $267,000 for the six-month period ended June 30, 2008, to $1.4 million for the six-month period ended June 30, 2009.  This increase includes increased annual premiums by the FDIC due to the increase in our deposit base and our current financial condition and the accrual during the second quarter of 2009 for a special assessment to be paid during the third quarter as a result of the recessionary U.S. economy and increased numbers of bank failures.

Professional fees increased by $312,000, or 73.8%, from 2008 to 2009 due to the costs of various outside consultants enlisted in our efforts to comply with the requirements of the consent order with the OCC.

Data processing and ATM expenses were $594,000 and $650,000 for the six months ended June 30, 2009 and 2008, respectively.  The majority of the decrease of $56,000, or 8.6%, reflects the impact of efficiencies achieved through the Merger, as the six-month period ended June 30, 2008 included trailing expenses driven by Carolina National data processing costs.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  The growth in deposit accounts is due to the increasing customer base resulting from the full-service branches added throughout 2007 and in 2008.  As five of our twelve branches are less than two years old, we expect their customer base, and the related servicing costs, to grow in the coming years.  However, we evaluate our operating costs on an ongoing basis, with the goal of reducing or managing expenses while maintaining the outstanding customer service that is integral to our bank.

Other real estate owned expense increased by $248,000, or 387.5%, from $64,000 for the six months ended June 30, 2008 to $312,000 for the six months ended June 30, 2009 as the level of foreclosed assets increased from 2008 to 2009.  This expense includes costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  These expenses also would include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Loan related expenses decreased by $61,000, or 20.3%, from $300,000 for the six months ended June 30, 2008 to $239,000 for the six months ended June 30, 2009 due to our deliberately decreased loan origination activities during 2009.

Included in the line item “Other,” which increased $26,000, or 3.1%, between 2009 and 2008, are charges for fees paid to our board of directors and our regional boards in the Greenville, Columbia and Charleston markets; postage, printing and stationery expenses; and various customer-related expenses.  As of February 28, 2009, board fees were suspended due to the bank’s reduced profitability.  Also included in noninterest expense for the six months ended June 30, 2009 was the one-time writedown of our investment in nonmarketable equity securities of $117,000, which we determined to be impaired due to the closure of Silverton Bank on May 1, 2009 by its primary regulator.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes.  The following discussions set forth information related to our income tax expense for the three and six-month periods ended June 30, 2009 and 2008 (dollars in thousands).

	For the Three Months Ended June 30,
	2009	2008
Provision for income taxes	$-	$95
Net income before income taxes	(20,029)	284
Effective income tax rate	0.0%	33.5%

	For the Six Months Ended June 30,
	2009	2008
Provision for income taxes	$-	$466
Net income before income taxes	(21,391)	1,390
Effective income tax rate	0.0%	33.5%

Our effective tax rate for the three and six-month periods ended June 30, 2009 decreased from the three and six-month periods ended June 30, 2008.  The deferred tax expense recognized to record the valuation allowance against the deferred tax asset as of December 31, 2008 completely offset the deferred tax benefit recognized to reflect the impact of nontaxable income recorded in 2009 in addition to the tax benefit of the increase in the net operating loss reflected for the three and six months ended June 30, 2009.

Balance Sheet Review

General

As of June 30, 2009, we had total assets of $834.7 million, an increase of $22.0 million, or 2.7%, over total assets of $812.7 million as of December 31, 2008.  Total assets on June 30, 2009, and December 31, 2008, consisted of loans, net of unearned income, of $602.6 million and $686.3 million, respectively; securities available for sale of $103.4 million and $81.7 million, respectively; other assets of $22.0 million and $29.5 million, respectively; premises and equipment, net of accumulated depreciation and amortization of $8.5 million and $7.6 million, respectively; and cash and cash equivalents of $88.6 million and $7.7 million, respectively.

Our interest-earning assets, consisting of loans, net of unearned income, securities available for sale and interest-earning bank balances, grew to $823.0 million as of June 30, 2009, or an increase of 7.9% over the balance of $775.6 million as of December 31, 2008. We recently have launched several very successful deposit specials to lessen our current and future dependence on overnight borrowings.  These specials have lasted only a short number of days, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  As a result, our cash and due from banks, interest bearing bank balances and federal funds sold had increased to $88.6 million, or 10.5% of total assets as of June 30, 2009 from $7.7 million or 0.91% of total assets as of December 31, 2008.

As of June 30, 2009, our interest-earning assets also included mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007. During the six months ended June 30, 2009, our wholesale mortgage division, combined with our previously existing retail mortgage staff, originated a total of approximately $141.7 million in loans to be sold to secondary market investors. Of these loans held for sale, approximately $151.4 million had been sold as of June 30, 2009, with approximately $6.7 million remaining on the balance sheet as mortgage loans held for sale, compared to $16.4 million at December 31, 2008. Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period. Therefore, the liquidity needs of this activity have leveled off since its initial reporting period in 2007, as the ongoing activity of the wholesale mortgage division generally funds future loans with the proceeds from the sale of loans in the existing portfolio.

Premises and equipment increased by $857,000, net of purchases and depreciation expense, during the six months ended June 30, 2009, primarily due to the construction of the bank’s thirteenth full-service branch in the Tega Cay/Fort Mill community of York County. This branch and the market headquarters for our northern region opened May 18, 2009.

Our liabilities on June 30, 2009, were $815.8 million, an increase of 5.7% over liabilities as of December 31, 2008, of $772.1 million, and consisted primarily of deposits of $721.6 million, $67.1 million in Federal Home Loan Bank advances, $13.4 million in junior subordinated debentures, and $9.6 million in long-term debt.

As of June 30, 2009, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $243.5 million, an increase of 62.1% over brokered CDs as of December 31, 2008, of $150.2 million. We generally obtain out-of-market time deposits of $100,000 or more through brokers with whom we maintain ongoing relationships. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. In addition, we also generally accept brokered CDs only from approved correspondents. These guidelines allow us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

Our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order that our bank entered into with the OCC on April 27, 2009.  Our bank is not able to accept, renew or rollover brokered deposits without being granted a waiver of this prohibition by the FDIC.  There is no assurance that the FDIC will grant us a waiver.  Please see Regulatory Matters under Note 1 – Nature of Business and Basis for Presentation for more details on restrictions on our use of brokered CDs as a funding source.  We are using cash and unpledged liquid investment securities as well as retail deposits gathered from our state-wide branch network to fund the maturity of our brokered deposits.

Investments

On June 30, 2009, and December 31, 2008, our investment securities portfolio of $103.4 and $81.7 million, respectively, represented approximately 12.4% and 10.2%, respectively, of our interest-earning assets. As of June 30, 2009, and December 31, 2008, we were invested in U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $103.1 million and $103.4 million, respectively, for unrealized gains of approximately $300,000 and $861,000, respectively.

The increase in our securities portfolio since December 31, 2008 primarily resulted from the investment of approximately $50 million in U.S. Treasury securities.  Partially offsetting this increase was the sale of several mortgage-backed and municipal securities totaling $25.5 million, which were sold for a gain of approximately $469,000. The decision to sell the mortgage-backed securities was made based on the Federal Reserve’s announcement on March 18, 2009, that they would be purchasing additional mortgage and agency debt to further increase the size of the Federal Reserve’s balance sheet. The impact of this decision during this time of low interest rates presented an opportunity for us to recognize unrealized gains on the sale of the securities. The municipal security sales have been strategically planned to minimize our risk while maximizing the tax benefit gleaned from the municipal securities within our portfolio.  The sales of securities during the six months ended June 30, 2009 was partially offset by purchases made during the same period to reinvest funds received from the sales to provide collateral for our municipal deposits.

Fair values and yields on our investments (all available for sale) as of June 30, 2009, and December 31, 2008, are shown in the following tables based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of June 30, 2009
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$-	-	$1,896	4.25%	$-	-	$1,896	4.25%
U.S. Treasury Securities	49,990	0.00%	-	-	-	-	-	-	49,990	0.00%
Mortgage-backed securities	749	4.66%	1,599	4.22%	1,105	4.00%	36,724	5.19%	40,177	5.11%
Municipal securities	-	-	-	-	3,189	3.89%	8,124	4.11%	11,313	4.05%
Total	$50,739	4.66%	$1,599	4.22%	$6,190	4.02%	$44,848	5.00%	$103,376	4.76%

	As of December 31, 2008
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored agencies	$-	-	$-	-	$-	-	$4,013	5.00%	$4,013	5.10%
Mortgage-backed securities	106	5.00%	4,117	4.24%	1,284	4.20%	52,663	5.18%	58,170	5.09%
Municipal securities	-	-	1,359	2.92%	5,695	3.84%	12,425	3.52%	19,479	3.57%
Total	$106	5.00%	$5,476	3.91%	$6,979	3.70%	$69,101	4.88%	$81,662	4.73%

The amortized cost and fair value of our investments (all available for sale) as of June 30, 2009, and December 31, 2008, are shown in the following table (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored agencies	$2,000	$1,896	$3,950	$4,013
U.S. Treasury Securities	49,993	49,990	-	-
Mortgage-backed securities	39,343	40,177	56,971	58,170
Municipal securities	11,783	11,313	19,880	19,479
Total	$103,119	$103,376	$80,801	$81,662

We also maintain certain equity investments required by law that are included in the consolidated balance sheets as “other assets.”  The carrying amounts of these investments as of June 30, 2009, and December 31, 2008, consisted of the following:

	As of June 30,	As of December 31,
	2009	2008
Federal Reserve Bank stock	$1,821	$1,821
Federal Home Loan Bank stock	4,594	5,344

The level of FHLB stock varies with the level of FHLB advances and decreased during the three months ended June 30, 2009 to reflect the net decrease in FHLB advances during the quarter. The level of Federal Reserve Bank (“FRB”) stock is tied to our equity.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity. We have been notified by FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.

Other Real Estate

Other real estate owned of $11.6 million was recorded at $9.7 million, net of reserves of $0.7 million and estimated costs to sell of $0.9 million as of June 30, 2009. The balance in other real estate owned consists of property acquired through foreclosure which has been recorded at its net realizable value.  During the six months ended June 30, 2009, the gross balance in other real estate owned by approximately $646,000 with the sale of $2.3 million in foreclosed properties during the six months ended June 30, 2009.  The sale of these properties was partially offset by the transfer of property acquired through foreclosure during the six months ended June 30, 2009.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us the ability to control the properties.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other Assets

As of June 30, 2009, other assets decreased slightly to $22.0 million from $23.0 million as of December 31, 2008. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities and investments in nonmarketable equity securities, as discussed in “Investments” above.  While BOLI growth has been marginal, interest receivable decreased approximately $454,000, or 14.9%, and investments in nonmarketable equity securities decreased $750,000, or 10.5%, each compared to December 31, 2008.  Interest receivable and investments in bank stock each increase and decrease in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank’s capital, respectively.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invested a substantial percentage of our earning assets in our loan portfolio. Average loans for the six months ended June 30, 2009 and 2008, were $685.3 million and $633.8 million, respectively.  Total loans outstanding as of June 30, 2009, and December 31, 2008, were $626.1 million and $709.3 million, respectively, before applying the allowance for loan losses.  Included in the $709.3 million and $626.1 million in total loans at December 31, 2008 and June 30, 2009, were $16.4 million and $6.7 million in wholesale mortgages held for sale, respectively.

The following table summarizes the composition of our loan portfolio as of June 30, 2009 and December 31, 2008 (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$40,178	6.42%	$48,432	6.83%
Commercial secured by real estate	351,078	56.07%	429,868	60.61%
Real estate - residential mortgages	221,544	35.38%	206,910	29.17%
Installment and other consumer loans	7,211	1.15%	8,439	1.19%
Total loans	620,011		693,649
Mortgage loans held for sale	6,714	1.07%	16,411	2.31%
Unearned income	(602)	(0.09%)	(773)	(0.11%)
Total loans, net of unearned income	626,123	100.00%	709,287	100.00%
Less allowance for loan losses	(23,534)	3.80%	(23,033)	3.32%
Total loans, net	$602,589		$686,254

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

The decrease in our commercial loans secured by real estate from December 31, 2008, to June 30, 2009, is primarily due to the recent downturn in the residential real estate market.  The commercial real estate loans we originate are primarily secured by shopping centers, office buildings, warehouse facilities, retail outlets, hotels, motels and multi-family apartment buildings.

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

The recent downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  As real estate values have declined, we have been required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  Our other real estate owned net of reserves has grown to $9.7 million as of June 30, 2009, and these repossessed properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  Although we closely monitor and manage risk concentrations and utilize various portfolio management practices, the increase in overall nonperforming loans could result in a continued decrease in earnings and future increases in the provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry. The following table shows the spread of the nonaccrual loans geographically and by product type (dollars in thousands).

	June 30, 2009 CRE Nonaccrual Loans by Geography
CRE Nonaccrual Loans by Product Type	Upstate	Midlands	Coastal	Northern	Other	Total
Residential Construction	3,629	1,874	9,457	1,219	-	16,180	15.0%
Residential Other	9,068	3,789	10,979	1,677	720	26,232	24.4%
Residential Land	6,938	3,801	16,887	6,773	-	34,399	32.0%
Commercial Owner Occupied	5,187	469	865	3,375	-	9,896	9.2%
Commercial Other	5,713	679	8,064	116	3,798	18,371	17.1%
Total	30,535	10,612	46,252	13,160	4,518	105,078	97.7%

	28.4%	9.9%	43.0%	12.2%	4.2%	97.7%
Total Nonperforming Assets	106,900

	December 31, 2008 CRE Nonaccrual Loans by Geography
	Upstate	Midlands	Coastal	Northern & Other	Total	% of Total
CRE Nonaccrual Loans by Product Type
Residential construction	$1,754	$1,726	$11,653	$2,814	$17,947	26.0%
Residential other	5,321	1,207	6,497	414	13,440	19.5%
Residential land	3,658	253	7,281	4,189	15,382	22.3%
Commercial owner occupied	1,635	269	3,612	105	5,622	8.1%
Commercial other	1,861	488	4,234	-	10,242	14.8%
Commercial land	0	250	0	3,658	250	0.4%
Total	$14,230	$4,194	$33,277	$11,180	$62,883	91.1%
CRE Nonaccrual Loans as % of Total Nonaccrual	20.6%	6.1%	48.2%	16.2%	91.1%
Total Nonaccrual Loans December 31, 2008	$69,052

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of  June 30, 2009, and December 31, 2008 (dollars in thousands).

	As of June 30, 2009
	One year or less	After one year but less than five	After five years years	Total
Commercial	$9,046	$11,405	$439	$20,890
Real estate - construction	110,779	41,170	424	152,373
Real estate - mortgage	122,530	263,128	54,223	439,881
Consumer and other	4,089	2,402	376	6,867
Total	$246,444	$318,105	$55,462	$620,011
Mortgage loans held for sale				6,714
Unearned income				(602)
Total loans, net of unearned income				$626,123
Loans maturing after one year with:
Fixed interest rates				$163,320
Floating interest rates				$210,247

	As of December 31, 2008
	One year or less	After one year but less than five	After five years years	Total
Commercial	$12,221	$12,397	$441	$25,059
Real estate - construction	171,062	51,718	226	223,006
Real estate - mortgage	78,801	294,753	63,747	437,301
Consumer and other	4,485	3,114	684	8,283
Total	$266,569	$361,982	$65,098	$693,649
Mortgage loans held for sale				16,411
Unearned income				(773)
Total loans, net of unearned income				$709,287
Loans maturing after one year with:
Fixed interest rates				$191,132
Floating interest rates				$235,948

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

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, we increased the amount of impaired loans during the quarter ended June 30, 2009 to $101.6 million, with related valuation allowances of $8.4 million, to address the risks within our loan portfolio.  The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

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

Approximately $20.8 million of the net charge offs for the year ended December 31,  2008 and to date in 2009 were recorded to reflect impairments on collateral-dependent loans as required by SFAS No. 114.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.  The large provision for loan loss this quarter is part of our proactive strategy to accelerate our efforts to resolve our non-performing assets with the goal of removing them from our balance sheet.

As of June 30, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $116.6 million and $12.0 million, respectively.   Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the periods ended June 30, 2009 and 2008, was approximately $1,279,000 and $360,000, respectively.  There was one performing loan of $498,000 contractually past due in excess of 90 days and still accruing interest at June 30, 2009 and 2008.  There were impaired loans, under the criteria defined in FAS 114, of $101.6 million and $18.5 million, with related valuation allowances of $8.4 million (net of $19.7 million in chargeoffs during the six months ended June 30, 2009) and $2.0 million at June 30, 2009 and 2008, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of		As of		As of
	June 30, 2009		December 31, 2008		June 30, 2008
Commercial	$6,552	$3.6%	$1,787	3.6%	$576	6.3%
Real estate - construction	10,243	23.2%	12,648	32.1%	4,110	34.9%
Real estate - mortgage	6,675	72.1%	8,509	63.1%	4,051	57.6%
Consumer	64	1.1%	89	1.2%	90	1.2%
Unallocated	N/A	N/A	N/A	N/A	(93)	N/A
Total allowance for loan losses	$23,534	100.0%	$23,033	100.0%	$8,734	100.0%

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

The following table sets forth the changes in the allowance for loan losses for the twelve-month period ended December 31, 2008 and the six months ended June 30, 2009 and 2008 (dollars in thousands).

	As of or For the Six Months Ended June 30, 2009	As of or For the Year Ended December 31, 2008	As of or For the Six Months Ended June 30, 2008
Balance, beginning of period	$23,033	$4,951	$4,951
Allowance from acquisition	-	2,976	2,976
Provision charged to operations	20,197	20,460	1,409
Loans charged off	-	-	-
Residential housing related	(12,730)	(3,771)	(441)
Owner occupied commercial	(1,103)	-	-
Other commercial	(5,489)	-	(181)
Other	(377)	(1,612)	7
Total chargeoffs	(19,699)	(5,383)	(629)
Recoveries of loans previously charged off	3	29	27
Balance, end of period	$23,534	$23,033	$8,734
Allowance to loans, year end	3.80%	3.32%	1.25%
Net chargeoffs to average loans	5.86%	0.78%	0.18%
Nonaccrual loans	$106,900	$69,052	$24,118
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned	9,666	6,417	8,142
Total nonperforming assets	$116,566	$75,469	$32,260

Approximately $20.8 million of the net charge offs for the year ended December 31,  2008 and to date in 2009 were recorded to reflect impairments on collateral-dependent loans as required by SFAS No. 114.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.  We typically have had low levels of nonperforming loans, but the current economic conditions have increased those levels to $106.9 million in nonaccrual loans as of June 30, 2009.  The net chargeoffs to average loans ratio for the six months ended June 30, 2009, was 5.86% as compared to 0.18% for the six months ended June 30, 2008. For the six months ended June 30, 2009, total net chargeoffs were $19.7 million compared to $602,000 for the same period in 2008.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the six- month periods ended June 30, 2009 and 2008, and for the year ended December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$38,184	-	$41,920	-	$42,230	-
NOW accounts	41,351	0.56%	43,666	1.83%	44,998	1.55%
Money market and savings accounts	88,475	1.33%	121,919	2.62%	113,928	2.90%
Time deposits	533,764	3.18%	435,285	4.13%	428,622	4.34%
Total deposits	$701,774		$642,790		$629,778

Core deposits, which exclude time deposits of $100,000 or more and municipal deposits, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $305.2 million and $357.1 million as of June 30, 2009, and December 31, 2008, respectively. The maturity distribution of our time deposits of $100,000 or more as of June 30, 2009, is as follows (dollars in thousands):

As of June 30,
2009
Three months or less	$109,960
Over three through six months	56,731
Over six through twelve months	123,506
Over twelve months	106,725
Total	$396,922

During the first quarter of 2009, we received a final report from our bank’s regulatory safety and soundness examination which was completed in November 2008, and on April 27, 2009 our bank entered into a consent order with the OCC.  Additionally, our holding company entered into a written agreement with the FRB which contains provisions similar to the articles in the bank’s consent order with the OCC and is attached hereto as Exhibit 10.1.  Our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order that our bank entered with the OCC on April 27, 2009. Our bank is not able to accept, renew or rollover brokered deposits without being granted a waiver of this prohibition by the FDIC. There is no assurance that the FDIC will grant us a waiver.  We are using cash and unpledged liquid investment securities as well as retail deposits gathered from our state-wide branch network to fund the maturity of our brokered deposits.

Other Interest-Bearing Liabilities

The following tables outlines our various sources of borrowed funds as of and during the six-month period ended June 30, 2009, and the year ended December 31, 2008,  the maximum point for each component during the periods and the average balance for each period, and the average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands):

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Six Months Ended June 30, 2009
FHLB advances	$67,064	3.07%	$88,309	$71,481	2.93%
Federal funds purchased & other borrowings	$9,641	6.00%	$17,176	$15,397	4.28%
Junior subordinated debentures	$13,403	2.83%	$13,403	$13,403	3.69%
As of or for the Year Ended December 31, 2008
FHLB advances	$86,363	2.48%	$90,849	$60,538	3.39%
Federal funds purchased & other borrowings	$21,373	1.17%	$47,845	$19,365	2.78%
Junior subordinated debentures	$13,403	4.52%	$13,403	$13,403	5.51%

As of June 30, 2009, and December 31, 2008, we had short-term lines of credit with correspondent banks to purchase federal funds totaling $9.0 million and $28.0 million, respectively.

Capital Resources

General

Shareholders’ equity on June 30, 2009, was $18.9 million, as compared to shareholders’ equity on December 31, 2008, of $40.6 million.  The decrease between December 31, 2008 and June 30, 2009 reflects the loss recognized for the period ended June 30, 2009, primarily made up of provision for loan losses of $20.2 million due to chargeoffs recognized during the six months ended June 30, 2009 on nonperforming assets

The unrealized gain on securities available for sale as of June 30, 2009 reflects the change in the market value of these securities since December 31, 2008.  We believe that the change in the unrealized gain reflected as of June 30, 2009, was attributable to changes in market interest rates.   Our securities portfolio includes investments that are direct obligations of the United States (“U.S.”) government, Federal Agency and U.S. Government obligations and various other bank grade investment securities as prescribed by our bank’s Investment Policy. We use securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and borrowings from the short-term FRB discount window.  Due to the availability of various liquidity sources, we intend to hold these securities to maturity.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities combined and limited to 45% of Tier 1 capital, with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of June 30, 2009, the amount of our reserve for loan losses that was not included due to these limitations was approximately $15.6 million.  The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

We utilize trust preferred securities to meet our holding company’s capital requirements up to regulatory limits.  As of June 30, 2009, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue we contributed to our bank subsidiary the $13.0 million in cash proceeds from the sale of these securities.  On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, and up to 45% of Tier 1 capital when combined with qualifying preferred shares, with the excess includable as Tier 2 capital.  As of June 30, 2009, $9.9 million of the trust preferred securities qualified as Tier 1 capital.

Our holding company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, to be considered “adequately capitalized,” we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  However, so long as our bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains these minimum capital ratios to be well-capitalized.  Our holding company is subject to similar restrictions as part of the formal agreement signed with the FRB on June 15, 2009.

               The following table sets forth the holding company’s and the bank’s various capital ratios as of June 30, 2009, and December 31, 2008.  On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of June 30,		As of December 31,
	2009		2008
	Holding		Holding
	Co.	Bank	Co.	Bank
Total risk-based capital	8.63%	7.53%	8.33%	9.75%
Tier 1 risk-based capital	6.14%	6.25%	6.03%	8.48%
Leverage capital	4.35%	4.42%	5.20%	7.23%

               The decrease in our capital ratios from December 31, 2008, to June 30, 2009, is primarily due to the net loss recorded for the period ended June 30, 2009.  As a result of the terms of the executed consent order, we would no longer be deemed well-capitalized, regardless of our capital levels.  The FRB has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.  Please see Regulatory Matters under Note 1 - Nature of Business and Basis for Presentation for further discussion of our capital requirements under the consent order with the OCC and the written agreement with the FRB.  Under the FDIC’s “prompt corrective action” regulations, our bank’s capital was classified as less than adequately capitalized due to the level of our total risk-based capital ratios as of June 30,  2009.  As a result of this classification we will be required to submit a capital restoration plan to the OCC.

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

As a result of result of recent market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted.  Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company.  While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility.   The consent order that we entered into with the OCC on April 27, 2009 contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, the bank is no longer deemed “well-capitalized”, regardless of its capital levels.  In addition, as of June 30, 2009, as a result of increased losses in the first half of 2009, our capital levels fell below the minimum regulatory capital ratios for “adequately-capitalized” banks.  We are working on efforts to achieve the Tier 1 capital levels imposed under the consent order, including by raising additional capital, limiting our growth, and selling assets, but we do not anticipate achieving these levels by August 25, 2009, the deadline specified in the consent order.

In addition, losses for 2008 and 2009 have adversely impacted our capital position by eroding our capital cushion.  We anticipate that we will also need additional capital to take the write-downs incurred as we continue removing our non performing assets from our balance sheet, given the particularly challenging real estate market.  As a result, we have been pursuing a plan to increase our capital ratios in order to strengthen our balance sheet and satisfy the commitments we have made to our bank regulator in this area.  In light of deteriorating economic conditions in the United States, increased levels of nonperforming assets, and our level of losses, the need to raise capital in the short-term has become more critical to us.

During 2008, we formed a Strategic Planning Committee consisting of five members of our board of directors.  This committee meets on a very frequent basis and has been authorized by the board of directors to monitor and make recommendations regarding the capital, liquidity and asset quality of our bank.

Under the terms of the consent order that we entered into with the OCC on April 27, 2009, our board submitted a written strategic plan and capital plan to the OCC on July 24, 2009 covering the three-year period.  The plan establishes objectives for the bank’s overall risk profile, earnings performance, asset growth, balance sheet composition, off-balance sheet activities, funding sources, capital adequacy, reduction in nonperforming assets, product line development and market segments planned for development and growth.  Once we receive the OCC’s written determination of no supervisory objection, our Board of Directors will adopt and implement the plans.

We are actively pursuing a variety of capital raising efforts.  At present, the market for raising new capital for banks is limited and uncertain.  Accordingly, we cannot be certain of our ability to raise capital on terms that satisfy our goals with respect to our capital ratios.  If we are able to raise additional capital, it will likely be on terms that are substantially dilutive to current common shareholders.  Under the terms of the written agreement that we entered into with the FRB on June 15, 2009, we submitted a capital plan to the FRB on July 31, 2009.  We will adopt the written plan within 10 days of its approval by the FRB.

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

The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%.  Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors.  The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and prior to the first quarter of 2009, we had paid quarterly dividends of $326,250.  Our board of directors did not declare a dividend for the first or second quarter of 2009.  Under the terms of the written agreement entered into with the FRB on June 15, 2009, we must seek prior written approval of the FRB before declaring or paying any dividends.

Dividends

Since our inception, we have not paid cash dividends on our common stock.  Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank.  However, restrictions currently exist including in the consent order we signed with the OCC, that prohibit our bank from paying cash dividends to the holding company.  All dividends from our bank subsidiary to our holding company are subject to prior approval of the OCC and are payable only from the undivided profits of our bank.  We distributed 3-for-2 stock splits on March 1, 2004, and January 18, 2006.

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

Employee Share Ownership Programs

We encourage employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”).  The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success.   Under the Stock Option Plan, options for 600,341 shares of common stock were authorized for grant including 141,374 stock options from the Carolina National merger.  Of this amount, net options of 308,530 have been granted to date, with no shares granted in the quarter ended June 30, 2009.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock.  As of June 30, 2009, the ESOP owned 44,912 shares of our stock, of which 34,065 shares were pledged to secure the loan.  The remainder of the shares is being allocated to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of $478,000 and $518,000 from shareholders’ equity at June 30, 2009 and December 31, 2008, respectively, as unearned ESOP shares in the accompanying consolidated balance sheets.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the compensation committee.  A total of 320,000 shares of common stock have been reserved for issuance under this plan.  To date, no shares have been issued pursuant to the Restricted Stock Plan.

Share Repurchase Program

 From time to time, our Board of Directors has authorized us to repurchase shares of our common stock pursuant to a formal share repurchase program which expired November 30, 2008 with 50,019 shares remaining available to repurchase.  Currently, we must seek prior written approval of the FRB before repurchasing shares of our stock.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six-month periods ended June 30, 2009 and 2008, and for the year ended December 31, 2008:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Return on average assets	(3.67%)	(5.4%)	0.23%
Return on average equity	(82.6%)	(54.0%)	2.38%
Equity to assets ratio	4.45%	10.06%	9.76%

             The ratios shown above reflect a net loss for the period ended June 30, 2009.   The period ended June 30, 2008 reflects the growth in net income and the proportionally greater increase in our assets, as well as the capital raised in the 2007 preferred stock offering.  For the year ended December 31, 2008, our return on average equity decreased due to a net loss for the year as well as increased equity due to the Merger.  The Merger also led to a slight increased equity to assets ratio for the year ended December 31, 2008.

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

As of June 30, 2009 and December 31, 2008, we had issued commitments to extend credit of $96.1 million and $145.9 million, respectively, through various types of commercial and consumer lending arrangements, of which the majority are at variable rates of interest.  Standby letters of credit totaled $1,526,000 and $2,061,000, as of June 30, 2009 and December 31, 2008, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

             As of June 30, 2009, $30.9 million of these commitments were for mortgages with locked interest rates that had not yet funded.  We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Alt-A” (low documentation) and/or “second lien.”  Our management has evaluated the loans that have been originated by the bank to date for the purpose of selling in the secondary market and believes that the majority of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation.   Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is low.  The division also offers FHA/VA and construction/permanent products with a proven history of salability to its customers. The division's customers are located primarily in South Carolina and include a group of investors with whom we have established relationships.  Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period.   As of June 30, 2009, none of these loans had been on our balance sheet for more than 92 days.

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

           We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions.  This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.   A variety of sources of liquidity are available to us to meet our short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the consent order with the OCC, management has prepared forecasts of these sources of funds and our projected uses of funds during 2009 and believes that the sources available are sufficient to meet our projected liquidity needs for this period. Since December 31, 2008, our liquid, unpledged assets have substantially increased as we have executed our strategy to increase our short-term liquidity position.

            In addition to our various overnight and short-term borrowing options, we emphasize deposit growth and retention throughout our retail branch network to enhance our liquidity position.   We recently have launched several very successful deposit specials to lessen our current and future dependence on overnight borrowings.  These specials have lasted a short period of time, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  As a result, our cash and due from banks, interest bearing bank balances and federal funds sold had increased to $88.6 million, or 10.5% of total assets as of June 30, 2009 from $7.7 million or 0.91% of total assets as of December 31, 2008.

           We are also participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing deposit transaction accounts, regardless of dollar amount, which is a useful tool in attracting and retaining demand deposit accounts.  A 10-basis point surcharge will be added to a participating institution’s current insurance assessment in order to fully cover the noninterest bearing transaction account.  We elected to participate in the TAGP to further enhance our existing deposit base and assist us in attracting new deposits.

          Investment securities may provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances; however, the primary objective for investment securities is to serve as collateral for public deposits, which limits their availability as a liquidity source.

          Our ability to maintain and expand borrowing capabilities also serves as a source of liquidity.  We have utilized certain nontraditional funding sources as they have been available to us to compensate for this increased liquidity risk.  The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal ALCO meeting:

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

           The decrease in our liquidity over the past several years has primarily occurred as a result of funds needed to support the growth of our loan production offices.  In addition, the demand for retail deposits has increased in recent months due to the tightness of liquidity in current financial markets, which also creates more liquidity risk.  These conditions have challenged us to maximize the various funding options available to us.

            We have been notified by the FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.  As of June 30, 2009, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $88,382,000 were pledged as collateral for FHLB advances outstanding of $68,094,000.    A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances.  We primarily rely on our existing loan portfolio for this collateral.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which may further reduce our borrowing capacity.

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

            We recently received the final report from our bank’s regulatory safety and soundness examination which was completed in November 2008.  Based on information included in this report and due to the consent order we executed with the OCC on April 27, 2009, our ability to access brokered deposits through the wholesale funding market is restricted.  This action restricts our bank’s ability to accept, renew or rollover brokered deposits without being granted a waiver of this prohibition by the FDIC.  There is no assurance that the FDIC will grant us a waiver.  The FRB has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.

             Historically, we had planned to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities as well as these nontraditional funding sources.  However, in recent months, the effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted.  In the future, we plan to reduce our reliance on the wholesale funding market for deposits and capitalize on existing and new retail deposit markets through our statewide network of twelve full-service branches. In addition, the bank maintains federal funds lines of credit with correspondent banks that totaled $9.0 million and $28.0 million as of June 30, 2009 and December 31, 2008, respectively.

             We have revised our comprehensive liquidity risk management program as required by the consent order with the OCC.  This program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk including the preparation and submission of liquidity reports on a regular basis to the board of directors and the OCC. The program also contains a contingency funding plan that forecasts funding needs and funding sources under different stress scenarios. This plan details how the bank will comply with the restrictions in the order, including the restriction against brokered deposits, as well as requires reports detailing all funding sources and obligations under best case and worse case scenarios.

            Our liquidity contingency plan is designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity, outlined in a formal Contingency Funding Policy approved by the Asset Liability Management Committee (“ALCO”) of our board of directors.  This policy contains requirements for contingency funding planning and analysis, including reporting under a number of different contingency funding conditions.  The three conditions are described as follows:

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

            We rely on dividends from our bank as our holding company’s primary source of liquidity.  The holding company is a legal entity separate and distinct from the bank.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the holding company to meet its obligations, including paying dividends.   In addition, the terms of the consent order further limit the bank's ability to pay dividends to the holding company to satisfy its funding needs.  As part of the acquisition of Carolina National Corporation, the holding company had entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund operating expenses of the holding company including interest and dividend payments on its noncumulative preferred stock and trust preferred securities.  The holding company pledged all of the stock of the bank as collateral for the line of credit which had an outstanding balance of $9.64 million as of June 30, 2009.

            The line of credit, in an amount up to $15,000,000, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate with a floor of 6.00%.  The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009.

              Because of our unusually high amount of nonperforming loans and assets as of December 31, 2008 and our reduced profitability for 2008, we were out of compliance with several covenants governing the line of credit.   We continue to be out of compliance with these covenants as of June 30, 2009.  The lender had previously granted us a waiver of the covenants through June 30, 2009, of its right to pursue the collateral underlying the line of credit.  We are pursuing an extension of this waiver with our lender.  All other terms and conditions of the loan documents continue to exist and may be exercised at any time.

             We believe that our existing liquidity sources are sufficient to meet our short-term liquidity needs.  We continue to evaluate other sources of liquidity to ensure our long-term funding needs are met that may also qualify as regulatory capital, such as trust preferred securities, subordinated debt and common stock.  However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time which may require management to more aggressively pursue other funding alternatives.   We have historically met our bank’s daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term borrowing sources.

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

             We have adopted a revised interest rate risk program to comply with the consent order with the OCC. The program establishes adequate management reports on which to base sound interest rate risk management decisions as well as sets the strategic direction and tolerance for interest rate risk. The program also requires tools to measure and monitor performance and the overall interest rate risk profile to be implemented while utilizing competent personnel and setting prudent limits on interest rate risk.

            The following table sets forth information regarding our interest rate sensitivity as of June 30, 2009, for each of the time intervals indicated.  The information in the table may not be indicative of our interest rate sensitivity position at other points in time.  In addition, the maturity distribution indicated in the table may differ from the contractual maturities of the interest-earning assets and interest-bearing liabilities presented due to consideration of prepayment speeds under various interest rate change scenarios in the application of the interest rate sensitivity methods described above (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Federal funds sold and other	$86,990	$-	$-	$-		$86,990
Investment securities	62,215	9,934	19,839	17,803		109,791
Loans	425,952	40,340	150,615	9,216		626,123
Total interest-earning assets	$575,157	$50,274	$170,454	$27,019		$822,904
Interest-bearing liabilities
NOW accounts	$96,795	$-	$-	$-		$96,795
Time deposits	173,861	296,836	114,681	203		585,581
FHLB advances and other	-	11,000	36,064	20,000		67,064
Junior subordinated debentures	23,044	-	-	-		23,044
Total interest-bearing liabilities	$293,700	$307,836	$150,745	$20,203		$772,484
Period gap	$281,457	$(257,562)	$19,709	$6,816	$
Cumulative gap	$281,457	$23,895	$43,604	$50,420	$
Ratio of cumulative gap to total interest-earning assets	34.20%	2.90%	5.30%	6.13%

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

            As of June 30, 2009, we were asset sensitive over a one-year time frame.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

                           In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on our financial position but will change the referencing system for accounting standards.  The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed our security portfolio and, after evaluating the portfolio for any other-than-temporary impairments, determined that this FSP had no impact on our financial statements.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

             FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

            FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

            FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

            The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  We adopted the staff positions for our second quarter 10-Q.  The staff positions had no material impact on our financial statements.  Additional disclosures have been provided where applicable.

            Also, on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of our first annual reporting period beginning on or after December 15, 2008.  We will assess the impact of the FSP if and when a future acquisition occurs.

            The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on our financial position.

            SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 8 – Subsequent Events for our evaluation of subsequent events.

            The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We do not expect the standard to have any impact on our financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  We do not expect the standard to have any impact on our financial position.

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

Item 4.  Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                  None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

                     Our Bylaws provide that the Board of Directors shall be divided into three classes with staggered terms, so that the terms of approximately one-third of the members expire at each annual meeting.  The Class I directors were re-elected at the annual meeting, held on July 29, 2009, to a three-year term and the election results were recorded in the company’s minute book from the annual meeting of shareholders. There were 5,514,255 votes cast during the election.  The votes represented 86.1% of total shares outstanding.  Of the votes submitted, 5,323,266 or 96.5%, were cast for the election of all of the nominated directors, with the remaining votes either withheld or voted against one of more of the nominees.

         The current Class directors are Mellnee G. Buchheit, Jerry L. Calvert, W. Russel Floyd, Jr., I.S. Leevy Johnson, Norman F. Pulliam and Robert E. Staton, Sr..  The current Class II directors are Benjamin R. Hines, Joel A. Smith, III, William H. Stern, Peter E. Weisman and Donald B. Wildman.  The current Class III directors are C. Dan Adams, Martha Cloud Chapman, Dr. Tyrone C. Gilmore, Sr. and Coleman L. Young, Jr.  The terms of the Class II directors will expire in 2010 and the terms of the Class III directors will expire at the 2011 Annual Shareholders’ Meeting.

         The Company’s shareholders approved the proposal to increase the number of authorized common shares from 10,000,000 to 100,000,000 with 5,165,937 votes cast in favor, 329,076 against and 15,349 abstained.

                 The Company’s shareholders approved the proposal to adjourn the annual meeting to allow time for further solicition of proxies if necessary with 5,130,019 votes cast in favor, 368,887 against and 15,349 abstained.

             There were no other matters voted on by the company’s shareholders at our annual meeting held on July 29, 2009.

Item 5. Other Information.

   On August 13, 2009 the company filed an Amendment to its Articles of Incorporation pursuant to the shareholder approval of the proposal to increase its authorized common shares from 10,000,000 to 100,000,000.  The Amendment is attached as Exhibit 10.2

Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

10.1	Written Agreement by and between First National Bancshares, Inc. and the Federal Reserve Bank of Richmond dated June 15, 2009.

10.2	Amendment to Articles of Incorporation dated August 13, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: August 14, 2009	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

10.1	Written Agreement by and between First National Bancshares, Inc. and the Federal Reserve Bank of Richmond dated June 15, 2009.

10.2	Amendment to Articles of Incorporation dated August 13, 2009.