Form 10-Q/A
period 2009-06-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2009-09-11
CIK 1095274

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

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(dollars in thousands, unaudited)

	For the six months
	ended June 30,
	2009	2008
Cash flows from operating activities:
Net income/(loss)	$(21,391)	$924
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	20,197	1,409
Provision for deferred income tax benefit	-	-
Depreciation	383	354
(Accretion) / amortization of purchase accounting adjustments, net	100	(590)
Accretion of securities discounts and premiums, net	(79)	(32)
Gain on sale of securities available for sale	(469)	-
Gain on sale of guaranteed portion of SBA loans	-	(28)
Gain on sale of other real estate owned	(46)	-
Loss on impairment of investment in equity securities	117	-
Origination of residential mortgage loans held for sale	(141,714)	(190,926)
Proceeds from sale of residential mortgage loans held for sale	151,412	195,028
Compensation expense for employee stock options granted	37	55
Changes in deferred and accrued amounts:
Prepaid expenses and other assets	(2,899)	(4,070)
Accrued expenses and other liabilities	5	(485)
Net cash provided by/(used in) operating activities	5,653	1,639
Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	576,839	14,880
Proceeds from sale of securities available for sale	25,461	-
Purchases of securities available for sale	(624,078)	(20,501)
Proceeds from sale of guaranteed portion of SBA loans	-	695
Loan repayments/(originations), net of disbursements/principal collections	53,771	(23,043)
Net purchases of premises and equipment	(1,240)	(2,965)
Redemption/(purchase) of FHLB and other stock	750	(3,146)
Acquisition, net of funds received	-	(6,733)
Net cash provided by/(used in) investing activities	31,503	(40,813)
Cash flows from financing activities:
Dividends paid on preferred stock	-	(653)
Increase in FHLB advances	23,725	54,306
Repayment of FHLB advances	(43,024)	(17,037)
Net increase/(decrease) in federal funds purchased and other short-term borrowings	(11,873)	(9,914)
Proceeds from the issuance of long-term debt	141	6,500
Shares repurchased pursuant to share repurchase program	-	(816)
Net increase in deposits	74,737	2,659
Net cash provided by financing activities	43,706	35,045
Net increase/(decrease) in cash and cash equivalents	80,862	(4,129)
Cash and cash equivalents, beginning of year	7,700	8,426
Cash and cash equivalents, end of period	$88,562	$4,297

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

As a result of our assessment of our ability to continue as a going concern, we have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result should we be unable to continue as a going concern.  Management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue in operation. In addition, the uncertainty surrounding our lender's intention to continue granting quarterly waivers of the covenant defaults on the line of credit through December 31, 2009 is a factor that has cast doubt about our ability to continue in operation.  On August 26, 2009, we announced that we had reached an agreement in principle to modify our holding company's loan agreement with our lender. The modifications to the loan agreement would include revisions to the financial covenants which would cure existing covenant violations and eliminate the uncertainty surrounding our lender's intention to continue granting quarterly waivers of the covenant defaults.  The terms of this agreement in principle are not binding and are subject to the execution of a definite agreement.  Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow us to raise our capital ratios to the minimums set forth in the consent order.  In addition, management has taken a number of actions to increase its short-term liquidity position to meet our projected liquidity needs during this timeframe.  Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.

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

Additionally, on June 15, 2009, our holding company entered into a written agreement with The Federal Reserve Bank of Richmond (the “FRB”), which contains provisions similar to the articles in the bank’s consent order with the OCC and is attached hereto as Exhibit 10.1.  The holding company has taken action to comply with each article of the written agreement to date and has submitted all materials requested to the FRB in a timely fashion.  On July 30, 2009, under the terms of the written agreement that we entered into with the FRB, we submitted a capital plan to the FRB.  We will adopt the written plan within 10 days of its approval by the FRB.

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

Non-cash investing activities for the six months ended June 30, 2009 and 2008, included $95,000 in unrealized gains, net of realized gains of $309,000, and $836,000 of unrealized losses on available for sale securities, net of income tax, respectively.  Non-cash investing activities also included loans transferred to other real estate owned during the six months ended June 30, 2008 of $5.0 million charged to our allowance for loan losses, net of write downs of $602,000.  For the six months ended June 30, 2009, loans transferred to other real estate owned totaled $8,288,000 net of write downs of $865,000.

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

Note 5 – Loans

A summary of loans by classification as of June 30, 2009, is as follows (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$39,158	6.25%	$48,432	6.83%
Commercial secured by real estate	353,357	56.44%	429,868	60.61%
Real estate - residential mortgages	220,474	35.21%	206,910	29.17%
Installment and other consumer loans	7,022	1.12%	8,439	1.19%
Total loans	620,011		693,649
Mortgage loans held for sale	6,714	1.07%	16,411	2.31%
Unearned income	(602)	(0.10%)	(773)	(0.11%)
Total loans, net of unearned income	626,123	100.00%	709,287	100.00%
Less allowance for loan losses	(23,534)	3.80%	(23,033)	3.32%
Total loans, net	$602,589		$686,254

(1)	As a % of total loans includes mortgage loans held for sale.

(2)	Loan loss allowance % to total loans excludes mortgage loans held for sale.

Approximately $401,936,000 of the loans were variable interest rate loans as of June 30, 2009.  The remaining portfolio was comprised of fixed interest rate loans.

As of June 30, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $116.6 million and $12.0 million, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six-month periods ended June 30, 2009 and 2008, was approximately $1,279,000 and $360,000, respectively.  There was one performing loan of $498,000 contractually past due in excess of 90 days and still accruing interest at June 30, 2009. There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2008. There were impaired loans, under the criteria defined in FAS 114, of $101.6 million and $18.5 million, with related valuation allowances of $8.4 million (net of $19.7 million in chargeoffs during the six months ended June 30, 2009) and $2.0 million at June 30, 2009 and 2008, respectively.  The large provision for loan loss this quarter is part of our proactive strategy to accelerate our efforts to resolve our non-performing assets with the goal of removing them from our balance sheet.

Also included in nonperforming assets as of June 30, 2009, is $9.7  million in other real estate owned, or 8.29% of total nonperforming assets as of this date.  Other real estate owned consists of property acquired through foreclosure.  During the six-month period ended June 30, 2009, other real estate owned increased by $3.2 million net, due to  the foreclosure of several properties, partially offset by the disposition of several pieces of foreclosed property.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give First National the ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The cost of owning the properties was approximately $312,000, for the six months ended June 30, 2009, compared to $64,000 for the six months ended June 30, 2008.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

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

	June 30,	June 30,
	2009	2008
Income tax expense/(benefit) at federal statutory rate of 34%	$(7,273)	$473
State income tax, net of federal effect	-	27
Increase in valuation allowance for deferred tax asset	7,333	-
Tax-exempt securities income	(104)	(103)
Capital loss on writedown of equity securities	40	-
Bank-owned life insurance earnings	(22)	(23)
Other, net	26	92
Income tax expense/(benefit)	$-	$466

The components of the deferred tax assets and liabilities at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	2009	2008
Deferred tax liability:
Core deposit intangible	$401	$438
Unrealized gain on securities available for sale	85	293
Tax depreciation in excess of book	185	219
Prepaid expenses deducted currently for tax	157	192
Deferred loss on sale/leaseback transaction	104	107
Loan servicing rights	72	82
Other	5	5
Total deferred tax liability	1,009	1,336
Deferred tax asset:
Allowance for loan losses	$7,674	$7,469
Net operating loss carryforward	9,813	2,649
Writedowns on other real estate owned	642	797
Other	33	33
Total deferred tax asset	18,162	10,948
Valuation allowance	11,533	4,200
Deferred tax asset after valuation allowance	6,629	6,748
Net deferred tax asset	$5,620	$5,412

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

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of June 30, 2009, we increased the valuation allowance to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009.  Management determined that this valuation allowance of $11,533,000 has been recorded due to the substantial doubt of the ability of the Company to be able to realize all of the net deferred tax assets.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale	$103,376	$-	$103,376	$-
Mortgage loans held for sale	6,714	-	6,714	-
Equity Investments	7,068	-	-	7,068
Total	$117,158	$-	$110,090	$7,068

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis (dollars in  thousands).

	June 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$101,600	$-	$-	$101,600
Other real estate owned	9,666	-	-	9,666
Total	$111,266	$-	$-	$111,266

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

We believe that the elevated level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of our commercial loans are for residential real estate projects.  To improve our results of operations, our primary focus for 2009 is to significantly reduce the amount of our nonperforming assets. Nonperforming assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) has increased during 2009 to $116.6 million as of the date of this report as compared to $75.5 million as of December 31, 2008. However, we have closed on sales of over $15 million of nonperforming loans and other real estate owned during the second quarter of 2009.

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

Results of Operations

Income Statement Review

Summary

Three months ended June 30, 2009 and 2008

Our net loss was $20.03 million, or $3.18 per diluted share, for the quarter ended June 30, 2009, as compared with net income of $189,000 for the quarter ended June 30, 2008.  The preferred stock dividend for the three-month period ended June 30, 2008, exceeded net income recorded for this period, resulting in a loss available to common shareholders of $137,000, or $0.02 net loss per diluted share.  Our board of directors did not declare a preferred stock dividend for the second quarter of 2009 due to our net loss for the period.  Our net loss for the quarter ended June 30, 2009 included an increase of $18.8 million in the provision for loan losses.   This increase was recorded to adjust the allowance for loan losses to reflect the risk inherent in the loan portfolio which continues to be negatively affected by the severe housing downturn and real estate market deterioration in each of our market areas during 2009 as compared to the quarter ended June 30, 2008.  Diluted common shares outstanding for the period ended June 30, 2009 decreased slightly over the same period in 2008, due to the effect of treasury stock purchases throughout 2008, which have reduced common shares outstanding.  Net interest income for the quarter ended June 30, 2009, decreased by 41.6%, or $2.3 million, to $3.1 million, as compared to $5.4 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans.

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

Our return on average assets decreased by 925 basis points from 0.09% for the quarter ended June 30, 2008, to (9.16%) for the same period in 2009 due to the net loss for the quarter as compared to net income recorded in the same quarter of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008.

Our return on average equity decreased by 20,691 basis points, from 0.87% for the quarter ended June 30, 2008, to (206.04%) for the quarter ended June 30, 2009.  This decrease is driven by our net loss recognized in the second quarter of 2009 versus net income for the second quarter of 2008.

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

Our return on average assets decreased by 533 basis points from 0.23% for the six months ended June 30, 2008, to (5.10%) for the same period in 2009 due to the net loss for the period as compared to net income recorded in the same six-month period of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008.

Our return on average equity decreased by 11,050 basis points, from 2.38% for the six months ended June 30, 2008, to (108.12%) for the six months ended June 30, 2009.  This decrease is driven by our net loss recognized in the first six months of 2009 versus net income for the first six months of 2008.

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

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
Loans, excluding held for sale	$672,766	$15,825	4.74%	$661,766	$21,140	6.41%
Mortgage loans held for sale	12,495	317	5.12%	13,461	388	5.78%
Investment securities	117,671	1,744	2.99%	70,187	1,633	4.67%
Federal funds sold and other	31,948	102	0.64%	7,047	181	5.15%
Total interest-earning assets	$834,880	$17,988	4.34%	$752,461	$23,342	6.22%
Time deposits	$533,764	$8,404	3.18%	$428,622	$9,282	4.34%
Savings & money market	88,475	584	1.33%	113,928	1,648	2.90%
NOW accounts	41,351	115	0.56%	44,998	347	1.55%
FHLB advances	71,481	1,040	2.93%	49,029	903	3.69%
Junior subordinated debentures	13,403	245	3.69%	13,403	396	5.93%
Federal funds purchased and other borrowings	15,397	327	4.28%	15,969	248	3.11%
Total interest-bearing liabilities	$763,871	$10,715	2.83%	$665,949	$12,824	3.86%
Net interest spread			1.51%			2.36%
Net interest income/margin		$7,273	1.76%		$10,518	2.80%

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

	Changes in Net Interest Income/(Expense)
	For the Quarters Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to			For the Quarters Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$528	$(559)	$(31)	$21	$(9)	$12
Investment securities	936	(1,030)	(94)	50	(3)	47
Mortgage loans held for sale	(53)	(22)	(75)	8	1	9
Loans(1)	(686)	(2,242)	(2,928)	6,076	(4,373)	1,703
Total interest-earning assets	$725	$(3,853)	$(3,128)	$6,155	$(4,384)	$1,771
Interest-Bearing Liabilities
Deposits	$1,097	$(2,011)	$(914)	$2,966	$(2,066)	$900
FHLB advances	105	(46)	59	182	(210)	(28)
Federal funds purchased and other	(84)	93	9	61	(175)	(114)
Junior subordinated debentures	-	(53)	(53)	-	(87)	(87)
Total interest-bearing liabilities	$1,118	(2,017)	(899)	$3,209	$(2,538)	$671
Net interest income/(expense)	$(393)	$(1,836)	$(2,229)	$2,946	$(1,846)	$1,100

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

	Changes in Net Interest Income/(Expense)
	For the Six Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to				For the Six Months Ended June 30, 2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	One Day Difference(2)	Total	Volume	Rate	One Day Difference(2)	Total
Interest-Earning Assets
Federal funds sold and other	$636	$(714)	$(1)	$(79)	$76	$(28)	$1	$49
Investment securities	1,099	(978)	(10)	111	95	(7)	8	96
Mortgage loans held for sale	(28)	(41)	(2)	(71)	185	(10)	1	176
Loans(1)	350	(5,549)	(116)	(5,315)	10,897	(6,755)	93	4,235
Total interest-earning assets	$2,057	$(7,282)	$(129)	$(5,354)	$11,253	$(6,800)	$103	$4,556
Interest-Bearing Liabilities
Deposits	$1,871	$(3,982)	$(63)	$(2,174)	$5,451	$(2,909)	$48	$2,590
FHLB advances	411	(269)	(5)	137	234	(286)	5	(47)
Federal funds purchased and other	(9)	89	(1)	79	38	(219)	2	(179)
Junior subordinated debentures	-	(149)	(2)	(151)	-	(113)	3	(110)
Total interest-bearing liabilities	$2,273	(4,311)	(71)	(2,109)	$5,723	(3,527)	58	2,254
Net interest income/(expense)	$(216)	$(2,971)	$(58)	$(3,245)	$5,530	$(3,273)	$45	$2,302

(1)           Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

(2)	Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2007 and 2009.

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

Our provision for loan losses was $18.0 million and $943,000 for the three months ended June 30, 2009 and 2008, respectively, an increase of $17.1 million.  Our provision for loan losses was $20.2 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $18.8 million.  The percentage of allowance for loan losses was increased to 3.80% of gross loans outstanding as of June 30, 2009, from 1.25% as of June 30, 2008.    The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off to date.  Also included in the allowance for loan losses as of June 30, 2008, was $2.9 million added from the acquisition of Carolina National.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  Management believes that specific reserves have been allocated in its allowance for loan losses as of June 30, 2009 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral.  No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

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

As of June 30, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $116.6 million and $12.0 million, respectively.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the six-month periods ended June 30, 2009 and 2008, was approximately $1,279,000 and $360,000, respectively.  There was one performing loan of $498,000 contractually past due in excess of 90 days and still accruing interest at June 30, 2009. There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2008. There were impaired loans, under the criteria defined in FAS 114, of $101.6 million and $18.5 million, with related valuation allowances of $8.4 million (net of $19.7 million in chargeoffs during the six months ended June 30, 2009) and $2.0 million at June 30, 2009 and 2008, respectively.  The large provision for loan loss this quarter is part of our proactive strategy to accelerate our efforts to resolve our non-performing assets with the goal of removing them from our balance sheet.

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

Balance Sheet Review

General

As of June 30, 2009, we had total assets of $834.7 million, an increase of $22.0 million, or 2.7%, over total assets of $812.7 million as of December 31, 2008.  Total assets on June 30, 2009, and December 31, 2008, consisted of loans, net of unearned income, of $602.6 million and $686.3 million, respectively; securities available for sale of $103.4 million and $81.7 million, respectively; other assets of $22.0 million and $23.0 million, respectively; premises and equipment, net of accumulated depreciation and amortization of $8.5 million and $7.6 million, respectively; and cash and cash equivalents of $88.6 million and $7.7 million, respectively.

Our interest-earning assets, consisting of loans, net of unearned income, securities available for sale and interest-earning bank balances, grew to $823.0 million as of June 30, 2009, or an increase of 6.1% over the balance of $775.6 million as of December 31, 2008. We recently have launched several very successful deposit specials to lessen our current and future dependence on overnight borrowings.  These specials have lasted only a short number of days, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  As a result, our cash and due from banks, interest bearing bank balances and federal funds sold had increased to $88.6 million, or 10.5% of total assets as of June 30, 2009 from $7.7 million or 0.91% of total assets as of December 31, 2008.

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

Investments

On June 30, 2009, and December 31, 2008, our investment securities portfolio of $103.4 and $81.7 million, respectively, represented approximately 12.4% and 10.2%, respectively, of our interest-earning assets. As of June 30, 2009, and December 31, 2008, we were invested in U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $103.1 million and $80.8 million, respectively, for unrealized gains of approximately $249,000 and $861,000, respectively.

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

Other Real Estate

Other real estate owned of $11.6 million was recorded at $9.7 million, net of reserves of $1.9 million, including estimated costs to sell of $0.7 million as of June 30, 2009. The balance in other real estate owned consists of property acquired through foreclosure which has been recorded at its net realizable value.  During the six months ended June 30, 2009, the gross balance in other real estate owned increased by approximately $2.7 million with the sale of $3.2 million in foreclosed properties during the six months ended June 30, 2009.  The sale of these properties was partially offset by the transfer of property acquired through foreclosure during the six months ended June 30, 2009.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us the ability to control the properties.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other Assets

As of June 30, 2009, other assets decreased slightly to $22.0 million from $23.0 million as of December 31, 2008. Included in other assets are bank owned life insurance (“BOLI”), interest receivable on loans and investment securities and investments in nonmarketable equity securities, as discussed in “Investments” above.  While BOLI growth has been marginal, interest receivable decreased approximately $454,000, or 14.9%, and investments in nonmarketable equity securities decreased $867,000, or 11.3%, each compared to December 31, 2008.  Interest receivable and investments in bank stock each increase and decrease in tandem with their related assets, the loan and investment portfolios, and FHLB advances and our bank’s capital, respectively.

Loans

Since loans typically provide higher interest yields than do other types of interest-earning assets, we invested a substantial percentage of our earning assets in our loan portfolio. Average loans for the six months ended June 30, 2009 and 2008, were $672.8 million and $633.8 million, respectively.  Total loans outstanding as of June 30, 2009, and December 31, 2008, were $626.1 million and $709.3 million, respectively, before applying the allowance for loan losses.  Included in the $709.3 million and $626.1 million in total loans at December 31, 2008 and June 30, 2009, were $16.4 million and $6.7 million in wholesale mortgages held for sale, respectively.

The following table summarizes the composition of our loan portfolio as of June 30, 2009 and December 31, 2008 (dollars in thousands).

	June 30, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$39,158	6.25%	$48,432	6.83%
Commercial secured by real estate	353,357	56.44%	429,868	60.61%
Real estate - residential mortgages	220,474	35.21%	206,910	29.17%
Installment and other consumer loans	7,022	1.12%	8,439	1.19%
Total loans	620,011		693,649
Mortgage loans held for sale	6,714	1.07%	16,411	2.31%
Unearned income	(602)	(0.10%)	(773)	(0.11%)
Total loans, net of unearned income	626,123	100.00%	709,287	100.00%
Less allowance for loan losses	(23,534)	3.80%	(23,033)	3.32%
Total loans, net	$602,589		$686,254

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

	June 30, 2009 CRE Nonaccrual Loans by Geography
CRE Nonaccrual Loans by Product Type	Upstate	Midlands	Coastal	Northern	Other	Total
Residential Construction	3,629	1,874	8,841	1,219	-	15,563	14.6%
Residential Other	8,780	2,908	10,399	1,677	720	24,484	22.9%
Residential Land	6,938	3,801	16,887	6,773	-	34,399	32.2%
Commercial Owner Occupied	5,187	469	865	3,375	-	9,896	9.3%
Commercial Other	5,713	679	7,064	117	3,798	17,371	16.2%
Total	30,247	9,731	44,056	13,161	4,518	101,713	95.2%

	28.3%	9.1%	41.2%	12.3%	4.2%	95.2%
Total Nonperforming Assets	106,900

	December 31, 2008 CRE Nonaccrual Loans by Geography
	Upstate	Midlands	Coastal	Northern & Other	Total	% of Total
CRE Nonaccrual Loans by Product Type
Residential construction	$1,754	$1,726	$11,653	$2,814	$17,947	26.0%
Residential other	5,321	1,207	6,497	414	13,440	19.5%
Residential land	3,658	253	7,281	4,189	15,382	22.3%
Commercial owner occupied	1,635	269	3,612	105	5,622	8.1%
Commercial other	1,861	488	4,234	-	10,242	14.8%
Commercial land	0	250	0	3,658	250	0.4%
Total	$14,230	$4,194	$33,277	$11,180	$62,883	91.1%
CRE Nonaccrual Loans as % of Total Nonaccrual	20.6%	6.1%	48.2%	16.2%	91.1%
Total Nonaccrual Loans December 31, 2008	$69,052

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

The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off to date.  The large provision for loan loss this quarter is part of our proactive strategy to accelerate our efforts to resolve our non-performing assets with the goal of removing them from our balance sheet.

As of June 30, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $116.6 million and $12.0 million, respectively.   Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the periods ended June 30, 2009 and 2008, was approximately $1,279,000 and $360,000, respectively.  There was one performing loan of $498,000 contractually past due in excess of 90 days and still accruing interest at June 30, 2009. There were no loans contractually past due in excess of 90 days and still accruing interest at June 30, 2008. There were impaired loans, under the criteria defined in FAS 114, of $101.6 million and $18.5 million, with related valuation allowances of $8.4 million (net of $19.7 million in chargeoffs during the six months ended June 30, 2009) and $2.0 million at June 30, 2009 and 2008, respectively.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of		As of		As of
	June 30, 2009		December 31, 2008		June 30, 2008
Commercial	$6,552	$3.4%	$1,787	3.6%	$576	6.3%
Real estate - construction	10,243	24.6%	12,648	32.1%	4,110	34.9%
Real estate - mortgage	6,675	70.9%	8,509	63.1%	4,051	57.6%
Consumer	64	1.1%	89	1.2%	90	1.2%
Unallocated	N/A	N/A	N/A	N/A	(93)	N/A
Total allowance for loan losses	$23,534	100.0%	$23,033	100.0%	$8,734	100.0%

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

	As of or For the Six Months Ended June 30, 2009	As of or For the Year Ended December 31, 2008	As of or For the Six Months Ended June 30, 2008
Balance, beginning of period	$23,033	$4,951	$4,951
Allowance from acquisition	-	2,976	2,976
Provision charged to operations	20,197	20,460	1,409
Loans charged off	-	-	-
Residential housing related	(11,717)	(3,771)	(441)
Owner occupied commercial	(872)	-	-
Other commercial	(6,769)	-	(181)
Other	(341)	(1,612)	7
Total chargeoffs	(19,699)	(5,383)	(629)
Recoveries of loans previously charged off	3	29	27
Balance, end of period	$23,534	$23,033	$8,734
Allowance to loans, year end	3.80%	3.32%	1.25%
Net chargeoffs to average loans	5.86%	0.78%	0.18%
Nonaccrual loans	$106,900	$69,052	$24,118
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned	9,666	6,417	8,142
Total nonperforming assets	$116,566	$75,469	$32,260

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

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Six Months Ended June 30, 2009
FHLB advances	$67,064	3.07%	$88,309	$71,481	2.93%
Federal funds purchased & other borrowings	$9,641	6.00%	$13,641	$15,397	4.28%
Junior subordinated debentures	$13,403	2.83%	$13,403	$13,403	3.69%
As of or for the Year Ended December 31, 2008
FHLB advances	$86,363	2.48%	$90,849	$60,538	3.39%
Federal funds purchased & other borrowings	$21,373	1.17%	$47,845	$19,365	2.78%
Junior subordinated debentures	$13,403	4.52%	$13,403	$13,403	5.51%

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

We utilize trust preferred securities to meet our holding company’s capital requirements up to regulatory limits.  As of June 30, 2009, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue we contributed to our bank subsidiary the $13.0 million in cash proceeds from the sale of these securities.  On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, and up to 45% of Tier 1 capital when combined with qualifying preferred shares, with the excess includable as Tier 2 capital.  As of June 30, 2009, $5.9 million of the trust preferred securities qualified as Tier 1 capital.

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

	As of June 30,		As of December 31,
	2009		2008
	Holding		Holding
	Co.	Bank	Co.	Bank
Total risk-based capital	6.21%	7.53%	8.65%	9.75%
Tier 1 risk-based capital	3.78%	6.25%	6.30%	8.48%
Leverage capital	2.68%	4.42%	5.20%	7.23%

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

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the six-month periods ended June 30, 2009 and 2008, and for the year ended December 31, 2008:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
Return on average assets	(5.10%)	(5.40%)	0.23%
Return on average equity	(108.12%)	(54.00%)	2.38%
Equity to assets ratio	4.72%	10.06%	9.76%

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

             As of June 30, 2009, $21.0 million of these commitments were for mortgages with locked interest rates that had not yet funded.  We offer a wide variety of conforming and non-conforming loans with fixed and variable rate options. Recent financial media attention has focused on mortgage loans that are considered “sub-prime” (higher credit risk), “Alt-A” (low documentation) and/or “second lien.”  Our management has evaluated the loans that have been originated by the bank to date for the purpose of selling in the secondary market and believes that the majority of these loans conform to FHLMC and FNMA standards with the remainder of the loans being jumbo residential mortgages and mortgages with alternative or low documentation.   Therefore, we believe that the exposure of this division to the sub-prime and Alt-A segments is low.  The division also offers FHA/VA and construction/permanent products with a proven history of salability to its customers. The division's customers are located primarily in South Carolina and include a group of investors with whom we have established relationships.  Due to the nature of this division, the loans held for sale typically are held for a seven- to ten-day period.   As of June 30, 2009, none of these loans had been on our balance sheet for more than 92 days.

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

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Federal funds sold and other	$86,990	$-	$-	$-		$86,990
Investment securities	62,215	9,934	19,839	17,803		109,791
Loans	425,952	40,340	150,615	9,216		626,123
Total interest-earning assets	$575,157	$50,274	$170,454	$27,019		$822,904
Interest-bearing liabilities
NOW accounts	$96,795	$-	$-	$-		$96,795
Time deposits	173,861	296,836	114,681	203		585,581
FHLB advances	-	11,000	36,064	20,000		67,064
Junior subordinated debentures and long-term debt	23,044	-	-	-		23,044
Total interest-bearing liabilities	$293,700	$307,836	$150,745	$20,203		$772,484
Period gap	$281,457	$(257,562)	$19,709	$6,816	$
Cumulative gap	$281,457	$23,895	$43,604	$50,420	$
Ratio of cumulative gap to total interest-earning assets	34.20%	2.90%	5.30%	6.13%

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

         The Company’s shareholders approved the proposal to increase the number of authorized common shares from 10,000,000 to 100,000,000 with 5,165,937 votes cast in favor, 329,076 against and 19,242 abstained.

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

FIRST NATIONAL BANCSHARES, INC.

Date: September 11, 2009	By:	/s/ Jerry L. Calvert
Jerry L. Calvert
President and Chief Executive Officer

Date: September 11, 2009	By:	/s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

10.1	Written Agreement by and between First National Bancshares, Inc. and the Federal Reserve Bank of Richmond dated June 15, 2009.

10.2	Amendment to Articles of Incorporation dated August 13, 2009.