Form 10-Q
period 2009-09-30
FIRST NATIONAL BANCSHARES INC /SC/
filed 2009-11-02
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Not Applicable

(Former name, former address
and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐     Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On October 30, 2009, 7,106,340 shares of the issuer’s common stock, net of 106,981 treasury shares outstanding, par value $0.01 per share, were issued and outstanding.

Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2009 unaudited	December 31, 2008
Assets
Cash and cash equivalents	$112,864	$7,700
Securities available for sale	85,749	81,662
Loans, net of allowance for loan losses of $23,624 and $23,033, respectively	546,621	669,843
Mortgage loans held for sale	1,354	16,411
Other real estate	9,419	6,510
Premises and equipment, net	8,287	7,620
Other nonmarketable equity securities	7,068	7,935
Deferred tax asset	5,653	5,705
Bank owned life insurance	3,216	3,130
Other	5,585	6,226
Total assets	$785,816	$812,742

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing	$35,371	$39,088
Interest-bearing	648,456	607,761
Total deposits	683,827	646,849
FHLB advances	66,034	86,363
Federal funds purchased and other short-term borrowings	-	11,873
Junior subordinated debentures	13,403	13,403
Long-term debt	9,641	9,500
FDIC insurance payable	2,242	132
Accrued expenses and other liabilities	3,435	3,998
Total liabilities	778,582	772,118

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized; 713,600 and 720,000 shares issued and outstanding, respectively	7	7
Common stock, par value $0.01 per share, 100,000,000 shares authorized; 7,106,340 and 6,296,698 shares issued and outstanding for each period, respectively, net of treasury shares outstanding	72	64
Treasury stock, 106,981 shares for each period, at cost	(1,131)	(1,131)
Unearned equity compensation	(718)	(478)
Additional paid-in capital and warrants	84,240	83,401
Retained deficit	(75,927)	(41,807)
Accumulated other comprehensive income	691	568
Total shareholders' equity	7,234	40,624
Total liabilities and shareholders' equity	$785,816	$812,742

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
 (dollars in thousands, except share data) (unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Interest income:
Loans	$6,488	$10,474	$22,630	$32,002
Taxable securities	582	730	1,967	2,005
Nontaxable securities	90	196	449	554
Federal funds sold and other	136	72	238	253
Total interest income	7,296	11,472	25,284	34,814

Interest expense:
Deposits	4,217	5,348	13,320	16,625
FHLB advances	521	588	1,561	1,491
Long-term debt	133	79	445	138
Junior subordinated debentures	94	169	339	565
Federal funds purchased and other short-term borrowings	-	104	15	293
Total interest expense	4,965	6,288	15,680	19,112

Net interest income	2,331	5,184	9,604	15,702

Provision for loan losses	9,156	4,618	29,353	6,027

Net interest income (expense) after provision for loan losses	(6,825)	566	(19,749)	9,675

Noninterest income:
Mortgage banking income	246	445	1,454	1,779
Service charges and fees on deposit accounts	467	445	1,292	1,307
Gain on sale of securities available for sale, net	236	23	705	23
Service charges and fees on loans	96	114	361	317
Loss on sale of other real estate owned	(287)	-	(242)	-
Other	96	177	272	342
Total noninterest income	854	1,204	3,842	3,768

Noninterest expense:
Salaries and employee benefits	2,980	2,911	8,118	8,522
FDIC insurance	1,204	135	2,615	402
Occupancy and equipment expense	785	863	2,379	2,454
Other real estate owned expense	422	418	734	481
Professional fees	333	78	1,068	501
Data processing and ATM expense	302	310	896	960
Telephone and supplies	151	175	481	491
Public relations	110	307	364	565
Regulatory fees	97	49	195	150
Loan related expenses	90	117	329	417
Other	284	626	1,034	1,329
Total noninterest expense	6,758	5,989	18,213	16,272

Net loss before income taxes	(12,729)	(4,219)	(34,120)	(2,829)
Income tax benefit	-	1,413	-	948
Net loss	(12,729)	(2,806)	(34,120)	(1,881)
Cash dividends declared on preferred stock	-	326	-	979
Net loss available to common shareholders	$(12,729)	$(3,132)	$(34,120)	$(2,860)

Net loss per common share
Basic	$(1.95)	$(0.50)	$(5.35)	$(0.47)
Diluted	$(1.95)	$(0.50)	$(5.35)	$(0.47)
Weighted average common shares outstanding
Basic	6,525,481	6,302,459	6,374,791	6,036,167
Diluted	6,525,481	6,302,459	6,374,791	6,036,167

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Loss

For the nine months ended September 30, 2009 and 2008
(dollars in thousands, except share amounts) (unaudited)

								Additional		Accumulated
							Unearned	Paid-In	Retained	Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Equity	Capital and	Earnings/	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	Warrants	(Deficit)	Income/(Loss)	Equity
Balance, December 31, 2007	720,000	$7	3,738,729	$37	(13,781)	$(224)	$(518)	$43,809	$4,408	$37	$47,556
Shares issued pursuant to acquisition	-	-	2,663,674	27	-	-	-	39,513	-	-	39,540
Grant of employee stock options	-	-	-	-	-	-	-	84	-	-	84
Proceeds from exercise of employee stock options	-	-	1,276	-	-	-	-	9	-	-	9
Cumulative adjustment for change in accounting for post retirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(93,200)	(907)	-	-	-	-	(907)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(979)	-	(979)
Comprehensive income/(loss):
Net loss	-	-	-	-	-	-	-	-	(1,881)	-	(1,881)
Change in net unrealized gain/(loss) on securities available for sale, net of income tax of $363	-	-	-	-	-	-	-	-	-	(706)	(721)
Reclassification adjustment for gains included in net income, net of income tax of $8	-	-	-	-	-	-	-	-	-	(15)	(15)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(2,602)
Balance, September 30, 2008	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(518)	$83,415	$1,485	$(684)	$82,638

Balance, December 31, 2008	720,000	$7	6,403,679	$64	(106,981)	$1,131	$(478)	$83,401	$(41,807)	$568	$40,624
Conversion of preferred shares into common shares	(6,400)	-	9,142	-	-	-	-	-	-	-	-
Grant of employee stock options	-	-	-	-	-	-	-	56	-	-	56
Proceeds from sale of common stock	-	-	550,500	6	-	-	-	357	-	-	363
Warrants issued in connection with sale of common stock	-	-	-	-	-	-	-	188	-	-	188
Grant of restricted stock	-	-	250,000	2	-	-	(240)	238	-	-	-
Comprehensive income/(loss):
Net loss	-	-	-	-	-	-	-	-	(34,120)	-	(34,120)
Change in net unrealized gain on securities available for sale, net of income tax of $303	-	-	-	-	-	-	-	-	-	589	589
Reclassification adjustment for gains included in net income, net of income tax of $239	-	-	-	-	-	-	-	-	-	(466)	(466)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(33,997)
Balance, September 30, 2009	713,600	$7	7,213,321	$72	(106,981)	$(1,131)	$(718)	$84,240	$(75,927)	$691	$7,234

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(dollars in thousands) (unaudited)
	For the nine months
	ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(34,120)	$(1,881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	29,353	6,027
Provision for deferred income tax expense (benefit)	52	(1,299)
Depreciation	584	542
(Accretion) amortization of purchase accounting adjustments, net	149	(556)
Accretion of securities discounts and premiums, net	(67)	(52)
Gain on sale of securities available for sale	(705)	(23)
Writedown on other real estate owned	1,543	377
Gain on sale of guaranteed portion of SBA loans	-	(141)
Loss on sale of other real estate owned	242	-
Loss on writedown of investment in nonmarketable equity securities	117	-
Origination of residential mortgage loans held for sale	(172,951)	(251,245)
Proceeds from sale of residential mortgage loans held for sale	188,007	259,270
Compensation expense under equity compensation programs	56	84
Changes in prepaid and accrued amounts:
Prepaid expenses and other assets	343	(3,950)
Accrued expenses and other liabilities	1,547	(1,064)
Net cash provided by operating activities	14,150	6,089

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	638,642	16,735
Proceeds from sales of securities available for sale	37,335	5,215
Purchases of securities available for sale	(679,106)	(24,974)
Proceeds from sale of guaranteed portion of SBA loans	-	4,322
Proceeds from sale of other real estate owned	4,141	-
Loan repayments (originations), net of disbursements/principal collections	85,035	(26,747)
Net purchases of premises and equipment	(1,251)	(3,378)
Redemption (purchase) of FHLB and other stock	750	(3,520)
Acquisition, net of funds received	-	(6,730)
Net cash provided by (used in) investing activities	85,546	(39,077)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	551	-
Dividends paid on preferred stock	-	(979)
Increase in FHLB advances	23,725	104,858
Repayment of FHLB advances	(44,054)	(73,795)
Net increase (decrease) in federal funds purchased and other short-term borrowings	(11,873)	18,927
Proceeds from the issuance of long-term debt	141	9,500
Shares repurchased pursuant to share repurchase program	-	(907)
Proceeds from exercise of employee stock options	-	9
Net increase (decrease) in deposits	36,978	(17,701)
Net cash provided by financing activities	5,468	39,912

Net increase in cash and cash equivalents	105,164	6,924

Cash and cash equivalents, beginning of year	7,700	8,426
Cash and cash equivalents, end of period	$112,864	$15,350

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

Note 1 – Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

We are a South Carolina corporation, referred to herein as the “Company” or “First National,”  organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, referred to herein as the "bank." The bank currently maintains its corporate headquarters and three full-service branches in Spartanburg, South Carolina, and ten additional full-service branches in select markets across the state.  We have been adversely affected by the recent collapse of the market economy, and our bank subsidiary has recently become undercapitalized as a result of our increased provisions for loan losses.

Our assets consist primarily of our investment in the bank and our primary activities are conducted through the bank. As of September 30, 2009, our consolidated total assets were $785.6 million, our consolidated total loans were $571.6 million (including mortgage loans held for sale of $1.4 million), our consolidated total deposits were $683.8 million, and our total shareholders’ equity was approximately $7.2 million.

Our net income or loss is dependent primarily on our net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Our net income is also supported by our noninterest income, derived principally from service charges and fees on deposit accounts and fees earned upon the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.  In addition, the provision we record for loan losses to maintain an adequate allowance for loan losses can significantly impact our net income or loss.

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

As part of our previous strategic plan for growth and expansion, we executed the acquisition of Carolina National, (the “Merger”) effective January 31, 2008.  Through the Merger, Carolina National’s wholly-owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National and, as of the close of business on February 18, 2008, was merged with and into our bank subsidiary.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

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

We rely on our branch network as a vehicle to deliver products and services to the customers in our markets throughout South Carolina.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining uncommon options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company (“Colonial Trust”), a South Carolina private trust company established in 1913.    Through a more recent alliance with WorkLife Financial, we offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, to our customers.  In addition, we earn income through the origination and sale of residential mortgages.  We believe that each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

Since 2003, we have expanded into four additional markets in South Carolina, with thirteen full-service branches operating under the name First National Bank of the South.  In 2004, we opened our first full-service branch in South Carolina’s coastal region in Mount Pleasant and in 2007 opened our market headquarters in downtown Charleston.  Also in 2007, we opened two full-service branches in the Greenville market in the upstate of South Carolina.  On February 18, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington.  In May of 2009, we opened our thirteenth full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

Regulatory Matters

Due to our financial condition, the Office of the Comptroller of the Currency (the “OCC”) has required that our bank’s Board of Directors sign a formal enforcement action with the OCC which conveys specific actions needed to address certain findings from their examination and to address our current financial condition.  We entered into a consent order with the OCC on April 27, 2009, which contains a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which we will be subject to limitations on the maximum interest rates we can pay on deposit accounts.  The consent order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality as well as routine reporting on our progress toward compliance with the consent order to the Board of Directors and the OCC.  As a result of the terms of the executed consent order, we are no longer deemed “well-capitalized,” regardless of our capital levels.  The Federal Reserve Bank of Richmond (the “FRB”) has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.  We are continuing our efforts to comply with the requirements of these two agreements in accordance with the applicable prescribed deadlines.

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

In order to comply with the consent order, the bank:

•
revised, by June 26, 2009, its liquidity risk management program, which assesses, on an ongoing basis, the bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan includes specific plans for how the bank plans to comply with regulatory restrictions which limit the interest rates the bank can offer to depositors;

•
revised, by June 26, 2009, its loan policy, creating a commercial real estate concentration management program.  The bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
took immediate and continuing action to protect the bank’s interest in certain assets identified by the OCC or any other bank examiner by developing a criticized assets report covering the entire credit relationship with respect to such assets;

•
developed, by July 26, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and will order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties;

•	developed, by May 27, 2009, a revised other real estate owned program to ensure that the other real estate owned properties are managed in accordance with certain applicable banking regulations; and

•	ensured that the bank has competent management in place on a full-time basis to carry out the board’s policies and operate the bank in a safe and sound manner.

              In addition, the consent order required the bank to develop by July 26, 2009, a three-year capital plan for the bank, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital.  The consent order also required the bank to develop by July 26, 2009, a strategic plan covering at least a three-year period, which, among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific bank personnel who are responsible and accountable for the plan, and a description of systems to monitor the bank’s progress.

On July 24, 2009, our board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the bank’s capital ratios to the minimums set forth in the order.  The order also required the bank to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009.  We have been working on efforts to achieve the capital levels imposed under the consent order. However, we did not achieve these minimum capital levels by August 25, 2009, the deadline specified in the consent order.  On September 28, 2009, we resubmitted our capital plan and strategic plan to incorporate recent developments in our business strategy and the impact of the change in our president and CEO on our operations.  We are working with the OCC and responding to feedback on the capital plan and strategic plan.  Once we receive the OCC’s written determination of no supervisory objection, our Board of Directors will adopt and implement the plans.

On June 15, 2009, our holding company entered into a written agreement with the FRB, which contains provisions similar to the articles in the bank’s consent order with the OCC.  The holding company has taken action to comply with each article of the written agreement to date and has submitted all materials requested to the FRB in a timely fashion.  On July 31, 2009, under the terms of the written agreement that we entered into with the FRB, we submitted a capital plan to the FRB.  On October 5, 2009, we resubmitted our capital plan to the FRB to reflect the changes incorporated in the revised capital plan submitted to the OCC on September 28, 2009.  We will adopt the written plan within 10 days of its approval by the FRB.

On August 28, 2009, based on our June 30, 2009, regulatory report of condition and income, we received formal notification under the OCC’s Prompt Corrective Action (“PCA”) restrictions of our bank’s “undercapitalized” status.  Accordingly, we submitted a Capital Restoration Plan (“CRP”) to the OCC on September 28, 2009.  The CRP addresses, among other things, the steps we will take to cause the bank’s capital levels to return to the minimum level to be adequately capitalized.

We also submitted with the CRP a written guarantee from our holding company that the bank will comply with the terms of the CRP until it has been adequately capitalized on average during each of four consecutive calendar quarters.  As part of the guarantee, the holding company provided assurances of the bank’s performance and also provided assurances that the holding company will fulfill any commitments to raise capital made in the CRP.  Such a guarantee would have a priority over most of the other creditors of the holding company, including the holders of the trust preferred securities and common and preferred shareholders.

We are undertaking certain actions designed to improve our capital position and have engaged financial advisors to assist with this effort and to evaluate our strategic options, including capital raises and the possible sale of certain of the bank’s assets.  As previously disclosed, in August 2009, our directors purchased 550,500 shares of common stock and 117,625 warrants in a private placement offering, for a collective investment of $550,500.  In addition, since December 31, 2008 and through September 30, 2009, the size of our balance sheet has decreased, primarily due to a reduction of loans held for investment of approximately $122.6 million, such reduction resulting primarily from loan payoffs.  There can be no assurances as to when or whether we will be successful in negotiating a sale of any assets.

If we do not obtain additional capital or sell assets to reduce the size of our balance sheet to a level which can be supported by our capital levels, we will not meet the capital minimums set forth in the consent order.  Failure to meet the minimum ratios set forth in the consent order could result in regulators taking additional enforcement actions against the bank.  Our ability to raise capital is contingent on the current capital markets and on our financial performance.  Available capital markets are not currently favorable, and we cannot be certain of our ability to raise capital on any terms.

Basis of Presentation

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of the bank. All significant inter-company accounts and transactions have been eliminated in consolidation. We also own the common securities of FNSC Capital Trust I, FNSC Statutory Trust II and FNSC Statutory Trust III, which are not consolidated in these financial statements due to our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”, now included in the FASB codification under FASB ASC 810, “Consolidation”.  The accompanying unaudited consolidated financial statements, as of September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of September 30, 2009, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008, have been included.

              As a result of our assessment of our ability to continue as a going concern, we have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result should we be unable to continue as a going concern.  Management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue in operation. In addition, the uncertainty surrounding our lender's intention to continue granting quarterly waivers of the covenant defaults on the line of credit is a factor that has cast doubt about our ability to continue in operation.  On August 26, 2009, we announced that we had reached an agreement in principle to modify our holding company's loan agreement with our lender. The modifications to the loan agreement would include revisions to the financial covenants which would cure existing covenant violations and eliminate the uncertainty surrounding our lender's intention to continue granting quarterly waivers of the covenant defaults. Although there can be no assurances that we will be able to reach a definitive agreement with our lender, we believe that we will be able to do so. Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow us to raise our capital ratios to the minimums set forth in the consent order with the OCC.  In addition, management has taken a number of actions to increase its short-term liquidity position to meet our projected liquidity needs during this timeframe.  Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.

Interim operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on May 1, 2009. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

    In accordance with the requirements of the Subsequent Events Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification, which was originally issued under Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events”, issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.  The evaluation was performed through October 30, 2009, the date on which the Company’s 10-Q was issued as filed with the Securities and Exchange Commission.

Reclassification

              Various reclassifications may have been made in prior periods in order to be consistent with the presentation as of September 30, 2009.  Further, certain captions may have minor revisions to more accurately reflect our activities.  There were no changes to previously reported cash flows, shareholders’ equity, net loss or net loss per share.

Cash and Cash Equivalents

We consider all highly-liquid investments with a maturity of three months or less to be cash equivalents.

Supplemental Noncash Investing and Financing Data

The following is supplemental disclosure to the statements of cash flows for the nine months ended September 30, 2009 and 2008 (dollars in thousands).
	2009	2008
Cash paid for interest	$15,703	$18,316
Cash paid for income taxes[1]	-	-

Non-cash disclosures:
Net increase (decrease) in unrealized gain or loss on securities available-for-sale, net of realized gains	123	721
Loans transferred to other real estate owned, net of chargeoffs of $3,222 and $717, respectively	7,856	5,134

[1]
There were no income taxes paid during the nine months ended September 30, 2009 or 2008, due to the net operating loss carryforward from 2008 and the net operating losses incurred during 2009.  Please see Note 7 – Income Taxes for further discussion.

Note 2 – Net Loss per Common Share

The following tables reconcile the numerator and denominator of the basic and diluted per share computations for net loss per common share for the three and nine-month periods ended September 30, 2009 and 2008 (dollars in thousands).

	Three Months Ended September 30,
	2009		2008
	BASIC	DILUTED	BASIC	DILUTED
Net loss, as reported	$(12,729)	$(12,729)	$(2,806)	$(2,806)
Preferred stock dividends declared	-	-	(326)	(326)
Net loss available to common shareholders	$(12,729)	$(12,729)	$(3,132)	$(3,132)
Weighted average common shares outstanding	6,525,481	6,525,481	6,302,459	6,302,459
Effect of dilutive securities:
Stock options and warrants	-	-	-	-
Noncumulative convertible perpetual preferred stock	-	-	-	-
Weighted average common shares outstanding	6,525,481	6,525,481	6,302,459	6,302,459
Net loss per common share	$(1.95)	$(1.95)	$(0.50)	$(0.50)

	Nine Months Ended September 30,
	2009		2008
	BASIC	DILUTED	BASIC	DILUTED
Net loss, as reported	$(34,120)	$(34,120)	$(1,881)	$(1,881)
Preferred stock dividends declared	-	-	(979)	(979)
Net loss available to common shareholders	$(34,120)	$(34,120)	$(2,860)	$(2,860)
Weighted average common shares outstanding	6,374,791	6,374,791	6,036,167	6,036,167
Effect of dilutive securities:
Stock options and warrants	-	-	-	-
Noncumulative convertible perpetual preferred stock	-	-	-	-
Weighted average common shares outstanding	6,374,791	6,374,791	6,036,167	6,036,167
Net loss per common share	$(5.35)	$(5.35)	$(0.47)	$(0.47)

Note:

For the three- and nine-month periods ended September 30, 2009 and 2008, we recognized a net loss available to common shareholders rather than net income.  In this scenario, diluted earnings per share equal basic earnings per share because additional shares would be anti-dilutive.

For the three- and nine-month periods ended September 30, 2009 and 2008, the conversion of stock options and warrants would have been anti-dilutive to net income per diluted share.  In this scenario, diluted earnings per share equals basic earnings per share.

The conversion of noncumulative convertible perpetual preferred stock shares would have been anti-dilutive for the three- and nine-month periods ended September 30, 2009 and 2008, and therefore, common shares issuable upon conversion of such securities are ignored in the computation of diluted EPS.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share.  Dilutive common shares arise from the potentially dilutive effect of our outstanding stock options and warrants, as well as the potential conversion of our noncumulative convertible perpetual preferred stock.  In order to arrive at the net loss available to common shareholders, net loss has been reduced by the amount of preferred stock dividends declared for the period.  This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings.  However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings per share for that period equals basic earnings per common share.  The average diluted shares have been computed utilizing the “treasury stock” method.  The weighted average shares outstanding exclude average common shares of treasury stock repurchased by us through our share repurchase program of 106,981 for both the three and nine-month periods ended September 30, 2009, and 2,464 and 64,997 for the three and nine-month periods ended September 30, 2008, respectively.

Note 3 - Stock Compensation Plans

We use the fair value recognition provisions of the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, which was originally issued under FASB SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans.  The weighted average fair value per share of options granted in the nine-month period ended September 30, 2008, amounted to $4.31.  No options were granted in the nine-month period ended September 30, 2009, under our stock option plans.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants for the nine-month period ended September 30, 2008:  expected volatility of 52.6%, interest rates ranging from 2.25% to 3.81%. and expected lives of the options of seven years.  There were no cash dividends to shareholders of common stock in any periods presented.

On August 24, 2009, we entered into an employment agreement with our new bank and holding company President and Chief Executive Officer, J. Barry Mason.  This employment agreement was structured not only to retain and incentivize him as a key officer, but also to ensure that his interests align with the interests of the shareholders.

Pursuant to this employment agreement and consistent with the terms outlined in the stock award agreement with Mr. Mason executed on September 30, 2009, we granted Mr. Mason options to purchase one million shares of our common stock at an exercise price of $1.00 per share and 250,000 shares of restricted common stock.  The restricted shares vest ratably over five years and were assigned a fair value of $240,250 based on the market price of our common stock on the date of the grant (August 24, 2009).  The recognition of the related compensation expense will be approximately $48,000 annually and was $5,000 for the three months ended September 30, 2009. These options are not incentive stock options as defined by Section 422 of the Internal Revenue Code and vest ratably over each of the next three years ending August 24, 2012.

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

In connection with the Merger, the balance sheet reflects intangible assets consisting of the core deposit intangible and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over a ten-year period using the declining balance line method. Adjustments recorded to the fair market values of loans are being recognized over 34 months. Adjustments to leases are being amortized over the terms of the respective leases.  Adjustments to certificates of deposit were fully amortized after 5 months.

We recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of our annual testing of goodwill for impairment as required by GAAP.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity. Our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, we were required to perform the second step of the analysis to determine the amount of the impairment.  We prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, we determined that no amount of the net asset value could be allocated to goodwill and recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.

Note 5—Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale at September 30, 2009 and December 31, 2008, consisted of the following (dollars in thousands).

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
U.S. Government/government sponsored enterprise securities	$13,092	$39	$(81)	$13,050
Mortgage-backed securities	57,962	1,060	(14)	59,008
Municipal securities	13,647	248	(204)	13,691
Total	$84,701	$1,347	$(299)	$85,749

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
U.S. Government/government sponsored enterprise securities	$3,950	$63	$-	$4,013
Mortgage-backed securities	56,971	1,277	(78)	58,170
Municipal securities	19,880	106	(507)	19,479
Total	$80,801	$1,446	$(585)	$81,662

As of September 30, 2009 and December 31, 2008, securities with a carrying value of approximately $58.7 million and $80.3 million, respectively, were pledged to secure public deposits, repurchase agreements and overnight borrowings with correspondent banks, and for other purposes required or permitted by law, including as collateral for Federal Home Loan Bank (“FHLB”) advances outstanding and to satisfy the requirements related to our clearing account with the FRB, which were required beginning in June 2009.  The FRB requires us to maintain certain collateral balances with them to secure our daily cash clearing transactions, which began clearing directly through our FRB account in June 2009 following the announced closure of Silverton Bank.  As of September 30, 2009, the FRB held as collateral loans from our loan portfolio for construction and raw land totaling $14.6 million, with an FRB assigned collateral value of $9.4 million.

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008 (dollars in thousands).

	September 30, 2009
	Securities available for sale
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government sponsored enterprise securities	$7,011	$(81)	$-	$-	$7,011	$(81)
Mortgage-backed securities	699	(2)	218	(12)	917	(14)
Municipal securities	-	-	1,635	(204)	1,635	(204)
Total	$7,710	$(83)	$1,853	$(216)	$9,563	$(299)

	December 31, 2008
	Securities available for sale
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government sponsored enterprise securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	3,609	(78)	-	-	3,609	(78)
Municipal securities	8,612	(507)	-	-	8,612	(507)
Total	$12,221	$(585)	$-	$-	$12,221	$(585)

As of September 30, 2009, four individual securities had been in a continuous loss position for twelve months or more.  Substantially all of these securities were municipal bonds which were initially investment grade but have been downgraded since purchase, primarily due to the deterioration in the rating of the underlying insurer.  As of December 31, 2008, no individual securities had been in a continuous loss position for twelve months or more.  As discussed below, we have evaluated all of our debt securities for credit impairment and found no evident credit losses.  The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. Management believes that all contractual cash flows will be received on this portfolio.

As of September 30, 2009, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value has been caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The bank has the intent and ability to hold these securities until recovery, which may be to their normal maturity.  In making this determination, management performs an analysis of whether it intends to sell and it is more likely than not that we will be required to sell these securities before anticipated recovery of the amortized cost basis.  We consider our expected liquidity and capital needs, including our asset/liability management needs, forecasts, strategies, and other relevant information.  These unrealized losses are recorded, net of tax, as accumulated other comprehensive income(loss) on available for sale securities in the consolidated statement of changes in shareholder’s equity and comprehensive loss.

The amortized cost and estimated fair value of investment securities available for sale are shown in the following table by contractual maturity. During certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of securities was determined using quoted market prices (dollars in thousands).

	September 30, 2009
	Amortized	Fair
	Cost	Value
Due after one year, through five years	$-	$-
Due after five years, through ten years	15,529	15,512
Due after ten years	11,210	11,228
Subtotal	26,739	26,740

Mortgage-backed securities	57,962	59,009
Total	$84,701	$85,749

                As of September 30, 2009 and December 31, 2008, we owned other nonmarketable equity securities of $7.1 million and $7.9 million, respectively.  Other nonmarketable equity securities include investments in stock issued by the FHLB and the FRB.

Note 6 – Loans

A summary of loans by classification as of September 30, 2009 and December 31, 2008, is as follows (dollars in thousands).

	September 30, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$33,251	5.82%	$48,432	6.83%
Commercial secured by real estate	325,817	57.00%	429,868	60.61%
Real estate - residential mortgages	205,615	35.97%	206,910	29.17%
Installment and other consumer loans	6,063	1.06%	8,439	1.19%
Total loans held for investment	570,746		693,649
Mortgage loans held for sale	1,354	0.24%	16,411	2.31%
Unearned income	(501)	(0.09)%	(773)	(0.11)%
Total loans, net of unearned income	571,599	100.00%	709,287	100.00%

Less allowance for loan losses(2)	(23,624)	4.14%	(23,033)	3.32%
Total loans, net	$547,975		$686,254

(1)	As a percent of total loans includes mortgage loans held for sale.

(2)	Loan loss allowance percent of total loans excludes mortgage loans held for sale.

Approximately $370.1 million and $447.5 million of the loans were variable interest rate loans as of September 30, 2009 and December 31, 2008, respectively.  The remaining portfolio was comprised of fixed interest rate loans.

As of September 30, 2009 and December 31, 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $123.7 million and $75.5 million, respectively. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the nine-month periods ended September 30, 2009 and 2008, was approximately $2.6 million and $549,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest at September 30, 2009 or December 31, 2008.  There were impaired loans, under the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under FAS 114, of $111.1 million and $69.1 million, with related valuation allowances of $7.4 million and $8.3 million at September 30, 2009 and December 31, 2008, respectively.  The provision for loan losses for the nine months ended September 30, 2009 was recorded as part of management’s proactive strategy to accelerate efforts to resolve the bank’s nonperforming assets with the goal of removing them from the balance sheet.  The amounts reported as nonperforming assets in this document, reflect developments subsequent to September 30, 2009 and therefore may differ from the amounts presented on the unaudited consolidated balance sheet and income statement as of or for the nine-month period ended September 30, 2009.

Also included in nonperforming assets as of September 30, 2009 and December 31, 2008, are $7.9 million and $6.5 million in other real estate owned (net of valuation reserves of $2.7 million and $2.3 million, respectively) or 6.6% and 8.5% of total nonperforming assets, respectively.  Other real estate owned consists of property acquired through foreclosure.  During the nine-month period ended September 30, 2009, other real estate owned increased by $8.8 million  due to the foreclosure of several properties.  This increase was partially offset by the disposition of several pieces of foreclosed property totaling $4.4 million, which resulted in a net loss of $242,000, in addition to approximately $1.5 million of other real estate owned that sold during October 2009.  The reserve for other real estate owned was increased by $1.5 million during the nine months ended September 30, 2009.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give us ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The cost of owning the properties for the nine months ended September 30, 2009 and 2008, excluding writedowns of $583,000 and $377,000,  respectively, was approximately $151,000 and $104,000, respectively.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other real estate owned is reflected on the face of the accompanying consolidated balance sheets.  Management regularly evaluates the carrying balance of its other real estate owned and may record additional writedowns in the future after review of a number of factors including, among others, collateral values and general market conditions in the area surrounding the properties.  Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well established loan monitoring and review process.

As of September 30, 2009, securities totaling $19,471,000 and qualifying loans held by the bank and collateralized by 1-4 family residences, multi-family properties, home equity lines of credit (“HELOC’s”) and commercial properties totaling $65,919,000, in addition to securities totaling $19,471,000, were pledged as collateral for FHLB advances outstanding of $66,034,000.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s recently developed and implemented credit risk rating, which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system, which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts recently have been applied which have further reduced our borrowing capacity. While we are operating under our current regulatory enforcement action, we are not allowed to obtain future advances from the FHLB or renew maturing advances with the FHLB.

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2009 and 2008, were as follows (dollars in thousands).

	2009	2008
Balance, beginning of year	$23,033	$4,951
Allowance from acquisition	-	2,976
Provision charged to operations	29,353	6,027
Loans charged off	(28,811)	(745)
Recoveries on loans previously charged off	49	28
Balance, end of period	$23,624	$13,237

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

Note 7 – Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the nine months ended  September 30, 2009 and 2008 (dollars in thousands).

	September 30,	September 30,
	2009	2008
Income tax benefit at federal statutory rate of 34%	$(11,600)	$(962)
Increase in valuation allowance for deferred tax asset	11,727	-
Tax-exempt securities income	(153)	(188)
Capital loss on writedown of equity securities	40	-
Bank-owned life insurance earnings	(34)	(35)
Other, net	20	237
Income tax benefit	$-	$(948)

The components of the deferred tax assets and liabilities at September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Deferred tax liability:
Core deposit intangible	$383	$438
Unrealized gain on securities available for sale	356	293
Tax depreciation in excess of book	348	219
Prepaid expenses deducted currently for tax	121	192
Deferred loss on sale/leaseback transaction	103	107
Loan servicing rights	67	82
Other	86	5
Total deferred tax liability	1,464	1,336

Deferred tax asset:
Allowance for loan losses	$7,737	$7,469
Net operating loss carryforward	14,150	2,649
Writedowns on other real estate owned	754	797
Other	47	33
Total deferred tax asset	22,688	10,948
Valuation allowance	15,927	4,200
Deferred tax asset after valuation allowance	6,761	6,748
Net deferred tax asset	$5,297	$5,412

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48, now included in the FASB codification under FASB ASC 740, “Income Taxes”.  A portion of the change in the deferred tax asset is due to the deferred income tax expense of approximately $52,000 recorded for the nine-month period ended September 30, 2009.  The remainder of the change in the net deferred tax asset of $63,000 reflects the tax effect of the increase in unrealized gain on securities available for sale.

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of September 30, 2009, we increased the valuation allowance to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009.  Management determined that this valuation allowance of $15.9 million has been recorded due to the substantial doubt of our ability to realize all of the net deferred tax assets.

Note 8—Regulatory Capital Requirements and Dividend Restrictions

Our holding company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Our holding company and our bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations).  To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  However, so long as our bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized.  As of August 14, 2009, we were notified that our bank’s capital levels fell below the minimums to be adequately capitalized based on our capitalization as of June 30, 2009.  There are no events or conditions that have occurred since that notification that management believes have changed the bank’s capital category.   We submitted a capital restoration plan to the OCC on September 28, 2009, as required by the PCA provisions for undercapitalized banks.  The bank’s capital category as of September 30, 2009, is determined solely for the purpose of applying the PCA restrictions, and the bank’s capital category as of September 30, 2009, may not constitute an accurate representation of the bank’s overall financial condition or prospects.

The following table presents the holding company’s and the bank’s actual capital amounts and ratios as of September 30, 2009 and December 31, 2008, as well as the minimum calculated amounts for each regulatory-defined category presented (dollars in thousands).

	Actual		For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order[1]
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2009
The Company
Total capital to risk-weighted assets	$15,237	2.69%	$45,344	8.00%	$	N/A	N/A
Tier 1 capital to risk-weighted assets	$7,618	1.34%	$22,672	4.00%	$	N/A	N/A
Tier 1 capital to average assets	$7,618	0.93%	$32,818	4.00%	$	N/A	N/A

The Bank
Total capital to risk-weighted assets	$34,312	6.07%	$45,196	8.00%	$	N/A	N/A
Tier 1 capital to risk-weighted assets	$27,045	4.79%	$22,598	4.00%		$62,145	11.00%
Tier 1 capital to average assets	$27,045	3.30%	$32,745	4.00%		$73,677	9.00%

As of December 31, 2008
The Company
Total capital to risk-weighted assets	$68,694	9.58%	$57,366	8.00%	$	N/A	N/A
Tier 1 capital to risk-weighted assets	$59,619	8.31%	$28,683	4.00%	$	N/A	N/A
Tier 1 capital to average assets	$59,619	7.18%	$33,212	4.00%	$	N/A	N/A

The Bank
Total capital to risk-weighted assets	$76,327	10.67%	$57,219	8.00%		$71,270	10.00%
Tier 1 capital to risk-weighted assets	$67,274	9.41%	$28,609	4.00%		$42,762	6.00%
Tier 1 capital to average assets	$67,274	8.14%	$33,069	4.00%		$41,351	5.00%

1On April 27, 2009, the Bank became subject to a regulatory consent order with the OCC.  Minimum capital amounts and ratios presented as of December 31, 2008, are the amounts to be well-capitalized under the various regulatory capital requirements administered by the federal banking agencies.   Minimum capital amounts and ratios presented as of September 30, 2009, are the minimum levels set forth  in the consent order.  No minimum total capital to risk-weighted assets ratio was specified in the consent order.  Regardless of our capital ratios, we are not able to be classified as “well-capitalized” while we are operating under the consent order with the OCC.

The ability of our holding company to pay cash dividends is dependent upon receiving cash in the form of dividends from our bank.  The dividends that may be paid by the bank to the holding company are subject to legal limitations and regulatory capital requirements.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Further, we cannot pay cash dividends on our common stock during any calendar quarter unless full dividends on the Series A Preferred Stock for the dividend period ending during the calendar quarter have been declared and we have not failed to pay a dividend in the full amount of the Series A Preferred Stock with respect to the period in which such dividend payment in respect of our common stock would occur.  However, restrictions currently exist, including within the consent order we signed with the OCC on April 27, 2009, that prohibit our bank from paying cash dividends to the holding company.  As of September 30, 2009, no cash dividends have been declared or paid by the bank or the holding company.  In addition, pursuant to the terms of the written agreement that our holding company entered into with the FRB on June 15, 2009, we must obtain preapproval of the FRB before paying dividends. We have not declared or paid dividends on our Series A Preferred Stock for the first three quarters of 2009 to help preserve liquidity and we have never paid dividends on our common stock.

Note 9 – Fair Value Disclosures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is now included in the FASB codification under FASB ASC 820 “Fair Value Measurements and Disclosures”. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements.  However, in February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all non-financial assets and non financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-2 partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for items within the scope of FSP 157-2.  We adopted FSP 157-2 and SFAS 157 on January 1, 2009, and January 1, 2008, respectively.  SFAS 157 requires us, among other things, to maximize the use of observable inputs and minimize the use of unobservable inputs in our fair value measurement techniques. In addition, we adopted the provisions of three staff positions related to fair value during the quarter ended June 30, 2009 as follows:  FSP 115-2 and 124-2, FSP 157-4 and FSP 107-1.  Additional disclosures are provided as applicable. The adoption of these staff positions did not have a significant impact on our consolidated financial statements.

Beginning January 1, 2008, we were able to prospectively elect to apply SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which is now included in the FASB codification under FASB ASC 820 “Fair Value Measurements and Disclosures.”  We have evaluated this statement and have elected not to apply the fair value option for any financial assets or liabilities at this time, except for those already required to be measured at fair value in accordance with GAAP.

The guidance provided by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices.  Level 2 securities include mortgage-backed securities and bonds issued by government sponsored enterprises.  We recognized gains from the sale of securities available for sale through earnings for the nine months ended September 30, 2009 and 2008, of $705,000 and $23,000, respectively.

As part of our normal business operations, we originate mortgage loans that have been approved by secondary investors.  The terms of the loans are set by the secondary investors and are transferred within several weeks of our bank initially funding the loan.  Between the initial funding of the loans by us and the subsequent purchase by the investor we carry the loans on our balance sheet at fair value.  If, at any time, we determine that the fair value of any loan held for sale is less than its cost, an adjustment is made to revise the fair value of the loans.  The fair value is based on the price secondary market investors have offered for each loan.  Therefore, we classify mortgage loans held for sale, subject to nonrecurring fair value adjustments, as Level 2.

The tables below summarize assets measured at fair value on a recurring basis.  No liabilities are recorded at fair value on a recurring basis (dollars in thousands).

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale	$85,749	$-	$85,749	$-
Mortgage loans held for sale	1,354	-	1,354	-
Other nonmarketable equity securities	7,068	-	-	7,068
Total	$94,171	$-	$87,103	$7,068

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Securities available for sale	$81,662	$-	$81,662	$-
Mortgage loans held for sale	16,411	-	16,411	-
Other nonmarketable equity securities	7,935	-	-	7,935
Total	$106,008	$-	$98,073	$7,935

The following table reconciles the changes in the fair value measurements using significant unobservable inputs (Level 3), other nonmarketable equity securities, from December 31, 2008 to September 30, 2009 (dollars in thousands).

As of or for the nine
months ended
September 30, 2009
Balance, beginning of period	$7,935
Writedown of equity securities	(117)
Redemption of FHLB stock	(750)
Balance, end of period	$7,068

We do not record loans held for investment at fair value on a recurring basis.  However, loans considered impaired, within the definition of the guidance found in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are individually evaluated for impairment.  Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the payments of principal and interest according to the terms of the original loan agreement.  Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, we record the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the impaired loan as nonrecurring Level 3.  We recognize changes in the fair value of impaired loans through adjustments to the allowance for loan losses or by charging off the impaired portion of the loan if it is deemed uncollectible.

Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the properties or management’s estimation of the value of the properties.  When the fair value of the collateral is based on an observable market price, we record the other real estate owned as nonrecurring level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no market price, we record the other real estate owned as level 3.  Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the facts discussed above.  In addition, management may discount the appraised value based on our historical knowledge, and changes in market conditions since the time of valuation and/or our expertise and knowledge of the asset.  These discounts result in a level 3 classification of their inputs to determine fair value.

The tables below summarize assets measured at fair value on a nonrecurring basis (dollars in thousands).  No liabilities are recorded at fair value on a nonrecurring basis.

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$111,140	$-	$40,907	$70,233
Other real estate owned	7,869	-	-	7,869
Total	$115,009	$-	$40,907	$78,102

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Impaired loans	$69,052	$-	$69,052	$-
Other real estate owned	6,510	-	-	6,510
Total	$75,562	$-	$69,052	$6,510

For the nine-month period ended September 30, 2009, we recognized losses related to impaired loans and other real estate owned that are measured at fair value on a nonrecurring basis.  Approximately $27.9 million related to impaired loans and $1,543,000 in additional reserves on other real estate owned, were recognized as either chargeoffs or specific allocations within the allowance for loan losses or the valuation reserve for other real estate owned for that period.  In addition, $242,000 of losses were recorded on the sale of other real estate owned during the nine months ended September 30, 2009, which were not included in the valuation reserve at the time of the sale which were incurred as a result of discounts taken to facilitate the sale of these assets.

Fair Value of Certain Financial Instruments

            SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), which is now included in the FASB codification under FASB ASC 820 “Fair Value Measurements and Disclosures,” requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practical to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including our common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts we could realize in a sales transaction at September 30, 2009 or December 31, 2008.  The estimated fair value amounts have been updated for purposes of these financial statements and the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at the periods noted.

The information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only required for a limited portion of our assets, and due to the wide range of valuation techniques and the degree of subjectivity used in making the estimate, comparisons between our disclosures and those of other companies or banks may not be meaningful.  The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

Fair value approximates book value for cash and cash equivalents due to the short-term nature of the instruments. Fair value for loans held for investment which are not under the scope of the guidance found in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”,is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

Fair value for demand deposit accounts and interest-bearing deposit accounts with no fixed maturity date is equal to the carrying value. Certificate of deposit accounts are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments. Fair value approximates book value for federal funds purchased and other short-term borrowings including short-term FHLB advances, due to the short-term nature of the borrowing. Fair value for long-term FHLB advances and other long-term debt is based on discounted cash flows using current market rates for similar instruments.  Fair value for the floating rate junior subordinated debentures is based on the carrying value.

The estimated fair values of our financial instruments, excluding financial instruments measured at fair value on a recurring basis, were as follows (in thousands).

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$112,864	$112,864	$7,700	$7,700
Loans, including impaired loans and net of allowance for loan losses	547,945	542,987	686,849	680,966

Financial liabilities:
Deposits	$683,827	$650,676	$646,849	$649,069
FHLB advances	66,034	63,461	86,363	83,148
Long-term debt	9,641	9,641	9,500	9,500
Junior subordinated debentures	13,403	13,403	13,403	13,403
Federal funds purchased and other short-term borrowings	-	-	11,873	11,873

Note 10 – Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to its financial statements.

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Special Cautionary Notice Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this document, as well as other oral communications made from time to time by our authorized officers may contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Our ability to predict future results is inherently uncertain and we caution you that potential risks and uncertainties may cause our actual results to differ materially from those currently anticipated in our forward-looking statements and include, but are not limited to, the following:

☐	our efforts to raise capital or otherwise increase our regulatory capital ratios;

☐	the effects of our efforts to raise capital on our balance sheet, liquidity, capital and profitability;

☐	the OCC, FRB, or FDIC taking additional significant regulatory action against us due to cumulative losses and our capital position;

☐	whether our lender will exercise the remedies available to it on the line of credit to our holding company;

☐	our ability to retain our existing customers, including our deposit relationships;

☐	our ability to continue as a going concern;

☐	our ability to comply with the terms of the consent order between the bank and its primary federal regulator within the timeframes specified;

☐	adequacy of the level of our allowance for loan losses;

☐
reduced earnings due to higher credit losses generally and specifically due to economic factors, including declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

☐	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

☐	the rate of delinquencies and amount of loans charged-off;

☐	the rates of historical loan growth and the lack of seasoning of our loan portfolio;

☐	the amount of our real estate-based loans, and the weakness in the commercial real estate market;

☐	increased funding costs due to market illiquidity, increased competition for funding or regulatory requirements;

☐	significant increases in competitive pressure in the banking and financial services industries;

☐	changes in the interest rate environment which could reduce anticipated or actual margins;

☐	changes in political conditions or the legislative or regulatory environment;

☐
general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

☐	changes occurring in business conditions and inflation;

☐	changes in technology;

☐	changes in deposit flows;

☐	changes in monetary and tax policies;

☐	changes in accounting principles, policies or guidelines;

☐	our ability to maintain effective internal control over financial reporting;

☐
limitations on our ability to use secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, federal funds lines of credit from correspondent banks and out-of-market time deposits including brokered deposits, to meet our liquidity needs;

☐	adverse changes in asset quality and resulting credit risk-related losses and expenses;

☐	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

☐	changes in the securities markets; and

☐	other risks and uncertainties detailed from time to time in our filings with the SEC.

   We have based our forward-looking statements on our current expectations about future events as of the date of this report.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information or future events that occur after the date the forward-looking statements are made, or otherwise.

   These risks are exacerbated by the recent developments in local, national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and thus far in 2009, the capital and credit markets have experienced extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

General

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association.  Through our bank, we operate a general commercial and retail community-focused banking business from our main office in Spartanburg, South Carolina and twelve additional full-service branches in select markets across the state of South Carolina.  We are an attractive franchise in an attractive market area with committed employees, management and board members.

Our assets consist primarily of our investment in the bank, and our primary activities are conducted through the bank. As of September 30, 2009, our consolidated total assets were $785.6 million, our consolidated total loans were $571.6 million (including mortgage loans held for sale of $1.4 million), our consolidated total deposits were $683.8 million, and our total shareholders’ equity was approximately $7.2 million.

We have been adversely affected by the recent collapse of the market economy.  Our bank is currently undercapitalized, and we must raise capital to continue operations and improve our capital ratios.  We must also increase our bank's minimum capital ratios to comply with the terms of the consent order we entered into with our bank's primary regulator, the Office of the Comptroller of the Currency (“OCC”), on April 27, 2009.  In response to these developments, we have recently made significant changes to our business strategy and management team, including hiring J. Barry Mason as our new president and chief executive officer.

New Executive Management and Committed Board of Directors

On August 24, 2009, we hired J. Barry Mason to serve as our new president and chief executive officer.  Mr. Mason previously served as the Executive Vice President and Chief Lending Officer of Arthur State Bank headquartered in the Upstate of South Carolina.  Mr. Mason began his banking career in 1982 and had been employed by Arthur State Bank since 1995.  He also served on the Arthur State Bank board of directors.  Arthur State Bank is similar in size to First National and operates in some of the same markets.  In addition, we believe that Mr. Mason is well known and well respected in the Spartanburg community, having served in this market since 1982, and is familiar with First National's employees and customers.

Our board of directors is fully committed to restoring the health of the bank and Company and returning First National to profitability.  Our board of directors believes that First National can be revitalized with new management, aggressive resolution of problem loans and additional capital.  On August 24, 2009, each member of the Company's board of directors as a group invested $550,500 in common stock of the company in exchange for (i) 550,500 shares of the Company's common stock and (ii) warrants to purchase 137,625 additional shares of the Company's common stock.  This capital contribution by the directors was instrumental in securing Mr. Mason's employment as our new president and chief executive officer.

New Business Strategy

Since the first quarter of 2008, we have observed the deterioration in national and regional economic indicators and declining real estate values, as well as slowing real estate sales activity in our markets.  As a result of these worsening economic conditions, the level of our problem assets has increased over the past eighteen months.  Consequently, our loan loss provision increased from $4.6 million for the three months ended September 30, 2008 to $9.2 million for the three months ended September 30, 2009, and from $6.0 million for the nine months ended September 30, 2008 to $29.4 million for the nine months ended September 30, 2009.  In response to the changing business climate, we have modified our asset growth plan from historic levels and updated our business strategy based on the following principles:

Strengthen our capital base.

We need to raise additional capital, which we have already begun to accomplish through a private placement common stock offering. On August 24, 2009, our directors purchased 550,500 shares of common stock and 137,625 warrants at $1.00 per share as part of this offering which we recorded as a capital contribution to our bank subsidiary.  We are implementing a strategy to increase our capital ratios through several actions, including:

•	Offer additional equity or debt instruments to prospective investors through public or private offerings;

•	Renegotiate our holding company’s senior capital obligations (preferred stock and senior debt);

•	Potentially divest selected branch locations, including associated loans and deposits; and

•	Shrink our loan portfolio through loan run-off and problem asset resolution.

Through these steps, we believe we can return to being well capitalized, cease being deemed to be in troubled condition, and ultimately be released from the restrictions imposed on us as a result of the consent order we have entered into with the OCC (the bank’s primary federal regulator) and the written agreement we have entered into with the Federal Reserve Bank of Richmond (the “FRB”) (our holding company's primary federal regulator).  See Exhibit 10.2 to our Form 10-K for the year ended December 31, 2008 and Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2009 for a more detailed discussion regarding the consent order and written agreement, respectively.

Improve asset quality by reducing the amount of our nonperforming assets.

To improve our results of operations, our primary focus is to significantly reduce the amount of our nonperforming assets.  Nonperforming assets hurt our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of our staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) had increased to $123.7 million as of September 30, 2009, as compared to $75.5 million as of December 31, 2008.  In addition, as of October 30, 2009, there were contracts in place for pending sales of loans and other real estate owned of approximately $5.0 million, which will reduce nonperforming assets to $118.7 million.  Also as of September 30, 2009, approximately $111.1 million of our loan portfolio was comprised of either loans not accruing interest or loans past due as compared to $69.1 million of our loan port folio as of December 31, 2008.  We believe that the increase in the level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of our commercial loans are for residential real estate projects.

We have moved aggressively to address this issue by increasing our reserves for losses and directing the efforts of an entire team of bankers solely to managing the liquidation of nonperforming assets.  This team is led by Charles Clark, a highly experienced workout specialist, and is actively pursuing remedies with borrowers, including foreclosure, to hold the borrowers accountable for the principal and interest owed under the terms of the personal guarantees that were made when the loans were originated.  This group allows our Credit Administration team to focus on managing the performing loan portfolio and transfers responsibility for resolving problem loans away from the originating or managing lender.  First National has successfully resolved approximately $38 million of its problem assets since March 31, 2009, and currently has approximately $12.7 million of problem assets pending resolution.  In addition to our loan loss reserves as of September 30, 2009, we have written down the nonaccrual loans as of September 30, 2009 by approximately $19.7 million as of September 30, 2009 through chargeoffs to our allowance for loan losses.

With the assistance of a third party loan review firm, we conducted several thorough reviews of our loan portfolio during 2009, including both nonperforming loans and performing loans.  We believe that the reserves recorded in our allowance for loan losses as of September 30, 2009 are adequate to cover losses inherent in the portfolio as of that date. However, future valuation adjustments may be necessary based on potential future events such as short sales and bulk asset sales which typically require deeper discounts.  If these potential losses are realized, we will require additional capital to fund these losses.

It is our goal to remove the majority of the nonperforming assets from our balance sheet as quickly as possible while still obtaining reasonable value for these assets.  Accomplishing this goal is a tremendous undertaking requiring both time and the considerable effort of our staff, given the current conditions in the real estate market, but we are committed to continue devoting significant resources to these efforts.  Additional provisions for loan losses may be required during the rest of 2009 and 2010 to implement this part of our business strategy since we will likely be required to accept discounted sales prices below appraised value to quickly dispose of these assets.

Increase operating earnings while maintaining adequate liquidity.

Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise.  These strategies involve changing the mix of our earning assets without growing our balance sheet.   Specifically, we are reducing the level of nonperforming assets, diversifying our loan and deposit mix, controlling our operating expenses, improving our net interest margin and increasing fee income.  We are currently maintaining excess liquidity on our balance sheet in the form of cash and unpledged securities to strengthen our liquidity position as we reduce our dependency on wholesale funding. While this strategy has reduced our net interest income in 2009, our net interest margin is projected to increase as we fund maturing brokered deposits with excess cash, and our liquidity returns to a more normal level.  We do not expect our balance sheet to grow over the next twelve months as we reduce the excess liquidity on our balance sheet and dispose of nonperforming assets, which may require us to record additional provisions for loan losses.  In fact, our balance sheet is projected to shrink during this period as we execute strategic branch divestitures, including loans and deposits, to further reduce our asset base and improve our capital ratios.  We closed our wholesale mortgage lending division on September 2, 2009, which has also lowered our asset base, improving our capital ratios.  We are also reducing the concentration of commercial real estate loans and construction loans within our loan portfolio and have generally ceased making new loans to homebuilders.   We have tightened our loan approval policies for new loans and are carefully evaluating renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best and most profitable customer relationships.

The benefits of this new approach to the size and composition of our balance sheet include more disciplined loan and deposit pricing going forward on new business as well as on current loans and deposits as they reprice and renew, which we believe should result in subsequent net interest margin expansion.  Between October 1, 2009 and December 31, 2009, we have $77.2 million of time deposits that will reprice at current market rates.  These time deposits had a weighted average interest rate of 2.56%. Additionally, we have $43.0 million of loans that are renewing between October 1, 2009 and December 31, 2009.  The majority of these loans were initially made at a rate variable with the Wall Street Journal prime rate, which is currently 3.25%.  We have begun to put floors, or minimum interest rates, in our variable rate loans at renewal.  Generally, our new and renewing variable rate loans are based on the First National prime rate instead of the Wall Street Journal prime rate.  We believe that indexing our loans using this internal benchmark, which is priced at a spread to the current Wall Street Journal prime rate, allows us to be more in line with the prevailing interest rate environment.  Furthermore, we will look to cheaper sources of funding as they become available to us.

Aggressively manage operating costs and increase fee revenue.

Although we have always focused on controlling our operating expenses and managing our overhead to an efficient level, given the recent downturn in the economy, we have embarked on an even more aggressive expense reduction campaign in 2009 that we believe will save us over $5 million in annual expenditures compared to our level of operating expenses in 2008.  We are projecting that we can reach this level of efficiency by the end of 2009, excluding expenses for special assistance from professional advisors and elevated accounting and legal fees which should begin to decrease in 2010 as our financial condition begins to improve.   To achieve this goal, management has already reduced salary and benefits expense by eliminating a number of positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to aggressively reduce noninterest expenses.   We use our centralized purchasing function to negotiate favorable rates on purchases throughout our branch network.  We make every effort to partner with vendors who maintain a relationship with our bank as a customer, shareholder, or both.  Using a centralized purchasing function allows to more actively monitor and tightly control our noninterest expenses in all areas of the bank.

We have streamlined our cost structure to reflect our projected lower base of earning assets and we will continue to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expense, specifically expenses for personnel and facilities.  It is our goal to continually identify other ways to reduce costs through outsourcing when practical and ensuring our operation is functioning as efficiently as possible. We will look at every dollar spent as an investment and will require an appropriate return on that investment to make the expenditure.  We are committed to maintaining these cost control measures and believe that this effort will play a major role in improving our performance.  We also believe that our technology allows us to be efficient in our back-office operations.  In addition, as we reduce our level of nonperforming assets, our operating costs associated with carrying these assets such as maintenance, insurance and taxes will decrease.

To date, our noninterest income sources have primarily consisted of service charge income, mortgage banking related fees and commissions, and fees from joint ventures to provide financial services to our customers.  We seek to provide a broad range of products and services to our customers while simultaneously attempting to increase our fee-based income as a percentage of our gross income (net interest income plus noninterest income).  Additionally, we will actively pursue future opportunities to increase fee-based income as they arise.  We will seek to increase the amount of noninterest income from traditional sources by increasing demand deposit accounts through expanded targeted product marketing campaigns, which, in turn, will increase deposit service charge income.  We also project that fees and service charges on loans will increase with growth in our performing loan portfolio as nonperforming assets are removed from our balance sheet and our capital ratios improve.  We are emphasizing collection of origination fees and processing fees on new and renewing loans in our portfolio.  These efforts are projected to bring the amount of fees collected on deposit and loan accounts more in line with the market and we believe these efforts will not have a negative effect on our potential for loan or deposit growth.  We expect that these efforts will help bolster our noninterest income.

Continue to increase local funding and core deposits.

We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered time deposits and borrowings from the Federal Home Loan Bank of Atlanta.  We are focused on increasing the percentage of our balance sheet funded by local depositors while we reduce the level of wholesale funding on our balance sheet.  Based on our capitalization as of June 30, 2009, we became undercapitalized and, as a result, we could no longer apply for a waiver from the Federal Deposit Insurance Corporation (“FDIC”) to accept, renew or roll over brokered deposits.  In addition, our ability to borrow funds from the Federal Home Loan Bank of Atlanta (“FHLB”) has been restricted following the FHLB’s quarterly review of our assigned credit risk rating for the fourth quarter of 2008.

We are focused on expanding our collection of core deposits.  Core deposit balances, generated from customers throughout our branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically much less costly than alternative fixed rate funding.  We believe that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities.  We work to increase our level of core deposits by actively cross-selling core deposits to our local depositors and borrowers.  As we grow our core deposits, we believe that our cost of funds should decrease, thereby increasing our net interest margin.

Our team of experienced retail bankers is focused on strengthening our relationships with our retail customers to grow core deposits.  We also believe that the new customer relationships generated by our new president, Mr. Mason, will contribute significantly to our core deposit growth.  We hold our retail bankers accountable for sales production through our targeted officer calling program which includes weekly sales calls as well as organized tracking and reporting of these activities.  Additionally, our customer-focused sales training emphasizes product knowledge and enhanced customer service techniques.

We generate local deposits through a combination of competitive pricing and extensive personal and commercial relationships in the local market.  Six of our thirteen branches are less than three years old, and we expect those branches to increase their levels of deposits in the next twelve to eighteen months.  Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts and money market accounts.

Our primary competition for core deposits in our markets is larger regional and super-regional banks.  We believe that our community banking philosophy and emphasis on customer service give us an excellent opportunity to take market share from our competitors.  As a result, we intend to decrease our reliance on non-core funding as our full-service branches grow and mature.  While building a core deposit base takes time, our strategy has experienced considerable success.  Since opening in 2000, the bank has climbed to the number two ranking for deposit market share in Spartanburg County, South Carolina with 11.6% of the deposit market.  As of the June 30, 2009 FDIC summary of deposits report (the most recent FDIC report data available), we have the seventh-highest deposit market share in South Carolina of the South Carolina-based financial institutions.  Our long-term goal is to be in the top five institutions in deposit market share in each of our markets.

Deliver superior community banking to our customers.

We seek to compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities.  We believe that we can continue to deliver our level of superior customer service while managing through this challenging period of time.  We emphasize to our employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities we serve.  Our new CEO shares this approach to community banking, and we plan to target his network of customer relationships to diversify our loan and deposit base.

Our organizational structure allows us to provide local decision-making consistent with our community banking philosophy.  Our regional boards in Charleston, Columbia, and Greenville are comprised of local business and community leaders who act as ambassadors for us in their markets and help generate referrals for new business for the bank.  These board members also provide us with valuable insight on the financial needs of their communities, which allows us to deliver targeted financial products to each market.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of United States generally accepted accounting principles that are consistent with general practices within the banking industry in the preparation of our financial statements as filed in our Annual Report on Form 10-K.

Certain accounting policies involve significant judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities.  We consider these policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates.  These differences could have a material impact on the carrying values of our assets and liabilities and our results of operations.  Management relies heavily on the use of judgments, assumptions and estimates to make a number of core decisions, including accounting for the allowance for loan losses and income taxes.  A brief discussion of each of these areas follows:

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

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the future recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur in 2009, management has established a valuation allowance for a portion of the net deferred tax asset.  Based on the assumptions used by management regarding the ability of the bank to generate future earnings and the execution of tax planning strategies to generate income, the actual amount of the future tax benefits received may be different than the amount of the deferred tax asset, net of the associated valuation allowance.

Comparison of Results of Operations

Income Statement Review

Summary

Three months ended September 30, 2009 and 2008

Our net loss was $12.7 million, or $1.95 per diluted share, for the three months ended September 30, 2009, as compared with a net loss of $2.8 million for the three months ended September 30, 2008, or $0.50 per diluted share.  The preferred stock dividends for the three-month period ended September 30, 2008, resulted in a net loss available to common shareholders of $3.1 million. Our board of directors did not declare a preferred stock dividend for the third quarter of 2009.  Our net loss for the three months ended September 30, 2009, included $9.2 million in the provision for loan losses.   This provision was recorded as part of management’s proactive strategy to accelerate efforts to resolve our nonperforming assets with the goal of removing them from the balance sheet.  A portion of the provision for loan losses was recorded to increase the general reserve included in the allowance for loan losses to reflect probable losses in the portfolio as of September 30, 2009.  The remainder of the provision booked during the three months ended September 30, 2009, was recorded to reflect valuation adjustments on impaired loans as a result of updated appraisals as well as negotiated discounts on impaired loans below their appraised value which are included in contracts to dispose of nonperforming assets which were closed or pending as of the date of this report.  Weighted average diluted common shares outstanding for the three months ended September 30, 2009, increased slightly over the same period in 2008, due to the conversion of preferred shares to common shares since September 30, 2008, and the sale of 550,500 common shares to our directors during the third quarter of 2009.

Net interest income comprises the majority of our gross income.  Net interest income for the quarter ended September 30, 2009, decreased by 55.0%, or $2.9 million, to $2.3 million, as compared to $5.2 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans and the reduction in average earning assets that has occurred since September 30, 2008. The net interest margin for the three months ended September 30, 2009 was 1.14%, as compared to the 2.59% net interest margin recorded for the three months ended September 30, 2008, or a reduction of 145 basis points for the third quarter of 2009, primarily due to the higher excess liquidity that was held on the balance sheet and lower-yielding interest-bearing bank balances at the Federal Reserve and the elevated level of nonperforming assets as compared to 2008.

During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it has stayed through September 30, 2009.  These dramatic decreases lowered the yield on our earning assets more rapidly than our cost of funds declined, which has caused our net interest margin and spread to compress and has caused our earnings to suffer.   In addition, while nonperforming loans continue to be treated as interest-earning assets, for purposes of calculating the net interest margin the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest accrued on the loans is reversed at that point.  In the past, we have used lower cost brokered deposits to help manage this margin compression, but under our consent order with the OCC, we may not renew, roll over or increase our brokered deposits.

Our return on average assets decreased from (1.31%) for the three months ended September 30, 2008, to (6.15%) for the same period in 2009 due to the increased net loss for the quarter as compared to the same three month period of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008, partially offset by an increase in this ratio due to a reduced average asset base for the three months ended September 30, 2009.

Our return on average equity decreased from (12.99%) for the three months ended September 30, 2008, to (289.00%) for the three months ended September 30, 2009.  This decrease is driven by the increased net loss recognized in the third quarter of 2009 as compared to the third quarter of 2008, in addition to a lower average equity base due to sustained losses since 2008.

Our efficiency ratio increased from 93.75% for the three months ended September 30, 2008, to 212.23% for the three months ended September 30, 2009, primarily due to the decrease in net interest income of $2.9 million, or 55.0%, and an increase in noninterest expense of $769,000, or 12.8%.  Noninterest income was $854,000 for the three months ended September 30, 2009, a decrease of 29.2%, or $350,000, over noninterest income of $1.2 million for the three months ended September 30, 2008.

 The following analysis of our results of operations will explain the significant changes that contributed to our net loss for the period.

Nine months ended September 30, 2009 and 2008

Our net loss was $34.1 million, or $5.35 per diluted share, for the nine months ended September 30, 2009, as compared with a net loss of $1.9 million for the nine months ended September 30, 2008, or $0.47 per diluted share.  The preferred stock dividends for the nine-month period ended September 30, 2008, resulted in a net loss available to common shareholders of $2.9 million. Our board of directors did not declare a preferred stock dividend during 2009.  Our net loss for the nine months ended September 30, 2009, included $29.4 million in the provision for loan losses.   This provision was recorded as part of management’s proactive strategy to accelerate efforts to resolve our nonperforming assets with the goal of removing them from the balance sheet.  A portion of the provision for loan losses was recorded to increase the general reserve included in the allowance for loan losses to reflect probable losses in the portfolio as of September 30, 2009.  The remainder of the provision booked during the three months ended September 30, 2009, was recorded to reflect valuation adjustments on impaired loans as a result of updated appraisals as well as negotiated discounts on impaired loans below their appraised value which are included in contracts to dispose of nonperforming assets, which were closed or pending as of the date of this report.  Weighted average diluted common shares outstanding for the nine-month period ended September 30, 2009, increased slightly over the same period in 2008, due to the conversion of preferred shares to common shares since September 30, 2008, and the sale of 550,500 common shares to our directors during the third quarter of 2009.

Net interest income comprises the majority of our gross income.  Net interest income for the nine months ended September 30, 2009, decreased by 38.8%, or $6.1 million, to $9.6 million, as compared to $15.7 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans.  The net interest margin for the nine months ended September 30, 2009 was 1.56%, as compared to the 2.73% net interest margin recorded for the nine months ended September 30, 2008, or a reduction of 117 basis points for the nine months ended September 30, 2009.

Our return on average assets decreased from (0.31%) for the nine months ended September 30, 2008, to (5.45%) for the same period in 2009 due to the increased net loss for the period as compared to the same nine-month period of the prior year.  The diminished return on average assets reflects the impact of the decreased net interest income and an increased provision for loan losses as compared to 2008, partially offset by an increase in this ratio due to a reduced average asset base for the nine months ended September 30, 2009.

Our return on average equity decreased from (3.12%) for the nine months ended September 30, 2008, to (141.25%) for the nine months ended September 30, 2009.  This decrease is driven by the increased net loss recognized in the first nine months of 2009 as compared to the first nine months of 2008, in addition to a lower average equity base due to sustained losses since 2008.

Our efficiency ratio increased from 83.57% for the nine months ended September 30, 2008, to 135.46% for the nine months ended September 30, 2009, primarily due to the decrease in net interest income of $6.1 million, or 38.8%, and an increase in noninterest expense of $1.9 million, or 11.9%.  While noninterest income increased by 2.0% to $3.8 million for the nine months ended September 30, 2009, the $74,000 increase only partially offset the decreased net interest income and increased noninterest expense.

 The following analysis of our results of operations will explain the significant changes that contributed to our net loss for the period.

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

During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it has stayed through September 30, 2009.  These dramatic decreases lowered the yield on our earning assets more rapidly than our cost of funds declined, which has caused our net interest margin and spread to compress and has caused our earnings to suffer.   In addition, while nonperforming loans continue to be treated as interest-earning assets, for purposes of calculating the net interest margin the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest accrued on the loans is reversed at that point.  In the past, we have used lower cost brokered deposits to help manage this margin compression, but under our consent order with the OCC, we may not renew, roll over or increase our brokered deposits.

Changes in interest rates paid on assets and liabilities, the rate of change of the asset and liability base, the ratio of interest-earning assets to interest-bearing liabilities and management of the balance sheet’s interest rate sensitivity all factor into changes in net interest income.  Therefore, improving our net interest income in the current challenging market will continue to require deliberate and attentive management.

Our net interest spread and our net interest margin significantly decreased from 2008 to 2009.  This decrease occurred principally due to the faster decrease in yields on average interest-earning assets relative to the slower repricing of our average interest-bearing liabilities following the 400 basis point decrease in the prime rate during 2008.  Our loan yield has also been reduced due to the reversal of interest income as loans are reclassified to nonperforming status.  We have incorporated interest rate floors as a standard on all new and renewing loans, and we are now using First National Prime, an internal standard interest rate set by us based on our cost of funds, to price all new and renewing loans.  We believe that these actions allow us to more effectively control the pricing of loans.  In addition, our yield on earning assets has been negatively impacted by the excess liquidity held on our balance sheet in liquid, unpledged assets, primarily in cash balances at the FRB earning 0.25%.  This proactive liquidity positioning has occurred as we reduce our historical reliance on wholesale funding.  The decreased yield on earning assets was partially offset by a decrease in funding costs, as retail deposits, primarily time deposits, have begun repricing at lower market rates.

Three months ended September 30, 2009 and 2008

Our net interest income decreased by $2.9 million, or 55.0%, to $2.3 million for the three months ended September 30, 2009, from $5.2 million for the same period in 2008.  The decrease in net interest income was due primarily to the decrease in our net interest margin of 145 basis points from 2.59% to 1.14% for the three-month periods ended September 30, 2008 and 2009, respectively.  Decreased yields on the loan portfolio were the primary contributing factor, along with overall decreased loan volume.  Our loan yield for the three months ended September 30, 2009, has also been negatively impacted by the reversal of interest income on loans reclassified to nonperforming assets.  We are deliberately decreasing the size of our loan portfolio, as we reduce the size of our balance sheet to improve our capital ratios, while striving to improve our loan yield.

Combined, decreased loan yields and volume contributed $3.9 million toward our decreased net interest income for the three-month period ended September 30, 2009.  In addition, the negative interest carry on the excess balance sheet liquidity held in lower-yielding U.S. Treasury bills and cash in our FRB account contributed to the decrease in net interest income.  The average balance of these assets for the three months ended September 30, 2009 was $116.9 million and contributed $474,000 million toward our decreased net interest income for the period.  While deposit rates decreased as well, growth in deposits to increase liquidity partially offset the positive impact of the reduced deposit rates.

The following table sets forth, for the three months ended September 30, 2009 and 2008, information related to our average balances, yields on average interest-earning assets, and costs of average interest-bearing liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended September 30,

	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate*
Loans, including nonaccrual loans	$594,591	$6,395	4.27%	$698,925	$10,315	5.86%
Mortgage loans held for sale	6,958	93	5.36%	9,953	159	6.34%
Investment securities	84,220	672	3.16%	76,734	926	4.79%
Federal funds sold and other	123,011	136	0.44%	7,613	72	3.75%
Total interest-earning assets	$808,780	$7,296	3.58%	$793,225	$11,472	5.74%

Time deposits	$575,047	$4,000	2.76%	$443,992	$4,430	3.96%
Savings and money market	60,218	183	1.21%	116,860	751	2.55%
NOW accounts	35,803	34	0.39%	42,372	167	1.56%
FHLB advances	66,613	521	3.10%	74,597	588	3.13%
Long-term debt	9,641	133	5.47%	8,239	79	3.80%
Junior subordinated debentures	13,403	94	2.78%	13,403	169	5.00%
Federal funds purchased and other borrowings	2	-	0.00%	17,209	104	2.40%
Total interest-bearing liabilities	$760,727	$4,965	2.59%	$716,672	$6,288	3.48%

Net interest spread			0.99%			2.26%
Net interest income/margin		$2,331	1.14%		$5,184	2.59%

*Annualized for the three-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 0.99% for the three months ended September 30, 2009, compared to 2.26% for the three months ended September 30, 2008.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 1.14% for the three months ended September 30, 2009, as compared to 2.59% for the three months ended September 30, 2008.

Nine months ended September 30, 2009 and 2008

Our net interest income decreased by $6.1 million, or 38.8%, to $9.6 million for the nine months ended September 30, 2009, from $15.7 million for the same period in 2008.  The decrease in net interest income was due primarily to the decrease in our net interest margin of 117 basis points from 2.73% to 1.56% for the nine-month periods ended September 30, 2008 and 2009, respectively.  Decreased yields on the loan portfolio were the primary contributing factor, along with overall decreased loan volume.    Our loan yield for the nine months ended September 30, 2009 has been negatively impacted by the reversal of interest income on loans reclassified to nonperforming assets. We are deliberately decreasing the size of our loan portfolio, as we reduce the size of our balance sheet to improve our capital ratios while striving to improve our loan yield.  Combined, decreased loan yields and volume contributed $9.1 million toward our decreased net interest income for the nine-month period ended September 30, 2009.  In addition, the negative interest carry on the excess balance sheet liquidity held in lower-yielding U.S. Treasury bills and cash in our FRB account contributed to the decrease in net interest income.  The average balance of these assets for the nine months ended September 30, 2009 was $141.4 million and contributed $705,000 toward our decreased net interest income for the period.  While deposit rates decreased as well, growth in deposits to increase liquidity partially offset the positive impact of the reduced deposit rates.

The following table sets forth, for the nine months ended September 30, 2009 and 2008, information related to our average balances, yields on average interest-earning assets, and costs of average interest-bearing liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing annualized income or expense by the average balance of the corresponding assets or liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended September 30,

	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate *	Balance	Expense	Rate *
Loans, including nonaccrual loans	$646,371	$22,219	4.60%	$674,243	$31,455	6.21%
Mortgage loans held for sale	10,629	411	5.17%	12,283	547	5.93%
Investment securities	106,399	2,416	3.04%	72,385	2,559	4.71%
Federal funds sold and other	60,733	238	0.52%	7,237	253	4.66%
Total interest-earning assets	$824,132	$25,284	4.10%	$766,148	$34,814	6.05%

Time deposits	$547,676	$12,403	3.03%	$433,782	$13,713	4.21%
Savings and money market	78,953	767	1.30%	114,913	2,268	2.63%
NOW accounts	39,481	150	0.51%	44,116	644	1.94%
FHLB advances	69,840	1,561	2.99%	57,614	1,491	3.45%
Long-term debt	9,593	445	6.20%	2,766	138	6.65%
Junior subordinated debentures	13,403	339	3.38%	13,403	565	5.62%
Federal funds purchased and other borrowings	3,865	15	0.52%	16,386	293	2.38%
Total interest-bearing liabilities	$762,811	$15,680	2.75%	$682,980	$19,112	3.73%

Net interest spread			1.35%			2.32%
Net interest income/margin		$9,604	1.56%		$15,702	2.73%

*Annualized for the nine-month period

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 1.35% for the nine months ended September 30, 2009, compared to 2.32% for the nine months ended September 30, 2008.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 1.56% for the nine months ended September 30, 2009, as compared to 2.73% for the nine months ended September 30, 2008.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  Each of our interest-earning assets negatively contributed to net interest income due to declining rates as discussed previously.  Investment securities, as well as federal funds sold and other, positively contributed to net interest income in terms of volume but the reduced rates on these assets resulted in a reduction in net interest income.  The following tables set forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands).

	Changes in Net Interest Income/(Expense)
	For the Three Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Total
Interest-Earning Assets
Federal funds sold and other	$1,091	$(1,027)	$64
Investment securities	90	(344)	(254)
Mortgage loans held for sale	(48)	(18)	(66)
Loans(1)	(1,540)	(2,380)	(3,920)
Total interest-earning assets	$(407)	$(3,769)	$(4,176)

Interest-Bearing Liabilities
Deposits	$918	$(2,049)	$(1,131)
FHLB advances	(63)	(4)	(67)
Long-term debt	13	41	54
Junior subordinated debentures	-	(75)	(75)
Federal funds purchased and other	(104)	0	(104)
Total interest-bearing liabilities	$764	(2,087)	(1,323)
Net interest income (expense)	$(1,171)	$(1,682)	$(2,853)

(1)  Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.

	Changes in Net Interest Income/(Expense)
	For the Nine Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	One Day Difference(2)	Total
Interest-Earning Assets
Federal funds sold and other	$1,863	$(1,877)	$(1)	$(15)
Investment securities	1,198	(1,332)	(9)	(143)
Mortgage loans held for sale	(73)	(61)	(1)	(135)
Loans(1)	(1,296)	(7,826)	(115)	(9,237)
Total interest-earning assets	$1,692	$(11,096)	$(126)	$(9,530)

Interest-Bearing Liabilities
Deposits	$2,813	$(6,057)	$(61)	$(3,305)
FHLB advances	315	(240)	(5)	70
Long-term debt	339	(31)	(1)	307
Junior subordinated debentures	-	(224)	(2)	(226)
Federal funds purchased and other	(223)	(54)	(1)	(278)
Total interest-bearing liabilities	$3,244	(6,606)	(70)	(3,432)

Net interest income (expense)	$(1,552)	$(4,490)	$(56)	$(6,098)

(1)         Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(2)         Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2009.

The reduction in average loan balances and the decrease in loan yields since 2008 resulted in a net reduction to net interest income attributable to loans of $3.9 million for the three months ended September 30, 2009 as compared to the same period in 2008.  Interest rates on interest-bearing liabilities decreased, contributing to a reduction in interest expense of approximately $2.0 million for the three months ended September 30, 2009, which was partially offset by $764,000 in increased expense for the three months ended September 30, 2009, compared to the same period in 2008, incurred as a result of growth in average interest-bearing liabilities from 2008 to 2009 as we increased deposits to add liquid, unpledged assets on our balance sheet.

The reduction in average loan balances and the decrease in loan yields since 2008, and one less day in the nine months ended September 30, 2009 than in the same period in 2008, resulted in a net reduction in net interest income attributable to loans of $9.2 million for the nine months ended September 30, 2009, as compared to the same period in 2008.  Interest rates on interest-bearing liabilities also decreased, contributing to a reduction in interest expense of approximately $6.6 million, for the nine months ended September 30, 2009, which was partially offset by $3.2 million in increased expense incurred for the nine months ended September 30, 2009 as compared to the same period in 2008 as a result of growth in interest-bearing liabilities as we increased deposits to add liquid, unpledged assets on our balance sheet.

Provision for Loan Losses

Our provision for loan losses was $9.2 million and $4.6 million for the three months ended September 30, 2009 and 2008, respectively, an increase of $4.6 million.  Our provision for loan losses was $29.4 million and $6.0 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $23.4 million.  The percentage of allowance for loan losses was increased during 2009 to 4.14% of gross loans outstanding as of September 30, 2009, from 1.88% as of September 30, 2008.  Approximately $9.1 million and $28.8 million of the provision for loan losses for the three month and nine month periods ended September 30, 2009, was recorded to charge off impairments on loans.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  Management believes that specific reserves have been allocated in its allowance for loan losses as of September 30, 2009 related to the nonperforming assets and other nonaccrual loans that it believes will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral.  No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

At the end of each quarter or more often, if necessary, we analyze the collectability of our loans and accordingly adjust the loan loss allowance to an appropriate level through an expense recorded to the provision for loan losses.  Our loan loss allowance covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the loan loss allowance.  We consider what we believe are all significant factors that affect the collectability of the loans within our portfolio and support the credit losses estimated by this process.  Our loan review system and controls (including our loan grading system) are designed to identify, monitor, and address asset quality problems in an accurate and timely manner.  We evaluate any loss estimation model before it is employed and document inherent assumptions and adjustments.  We promptly charge off loans that we determine are uncollectible and adjust the balance of any impaired loans downward to reflect our assessment of the appropriate chargeoffs immediately once impairment is determined.  It is essential that we maintain an effective loan review system that works to ensure the accuracy of our internal grading system and, thus, the quality of the information used to assess the appropriateness of the loan loss allowance.

 Our board of directors is responsible for overseeing management’s significant judgments and estimates pertaining to the determination of an appropriate loan loss allowance by reviewing and approving our written loan loss allowance policies, procedures and model quarterly.  As part of the consent order that our bank entered into with the OCC on April 27, 2009 we implemented an updated program for the maintenance of an adequate allowance for loan losses.  This program is consistent with guidance found in the Interagency Policy Statement on the Allowance for Loan Losses contained in OCC Bulletin 2006-47.

In arriving at our loan loss allowance, we consider those qualitative or environmental factors that are likely to cause credit losses, as well as our historical loss experience.  In addition, as part of our model, we consider changes in lending policies and procedures, including changes in underwriting standards, and collection, chargeoff, and recovery practices not considered elsewhere in estimating credit losses, as well as changes in regional, local and national economic and business conditions.  Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and nonaccrual loans, as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and impact of concentrations of credit.  Please see the discussion below under Allowance for Loan Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate portfolio, and we believe that these trends may continue.  We have throughly reviewed our loan portfolio over the past nine months internally with the assistance of a third party loan review firm and various reviews completed by us and our regulator. We have seen a reduced amount of newly–classified loans in recent months as compared to prior months. However, we cannot be assured that this trend will continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in further loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

 As of September 30, 2009 and December 31, 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $123.7 million and $75.5 million, respectively.  In addition, as of October 30, 2009, there were contracts in place for pending sales of loans and other real estate owned of approximately $5.0 million, which will reduce nonperforming assets to $118.7 million.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the nine-month periods ended September 30, 2009 and 2008, was approximately $2.6 million and $549,000, respectively.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the three-month periods ended September 30, 2009 and 2008, was approximately $1.3 million and $238,000, respectively. There were no contractually past due loans in excess of 90 days and still accruing interest as of September 30, 2009 and December 31, 2008.  There were impaired loans, under the criteria defined in SFAS 114, of $111.1 million and $69.1 million, with related valuation allowances of $7.4 million and $8.3 million at September 30, 2009 and December 31, 2008, respectively.  The provision for loan loss recorded so far in 2009 is part of our proactive strategy to accelerate our efforts to resolve our nonperforming assets with the goal of removing them from our balance sheet.

Noninterest Income

Three months ended September 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).
	2009	2008
Mortgage banking income	$246	$445
Service charges and fees on deposit accounts	467	445
Gain on sale of securities available for sale, net	236	23
Service charges and fees on loans	96	114
Loss on sale of other real estate owned	(287)	-
Other	96	177
Total noninterest income	$854	$1,204

Noninterest income for the three months ended September 30, 2009, was $854,000, a net decrease of $350,000, or 29.1%, compared to noninterest income of $1.2 million during the same period in 2008. The decrease is primarily due to the loss on the sale of other real estate owned during the three months ended September 30, 2009 of $287,000.  We may incur losses on disposition of other real estate owned in following our policy of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs.

The noninterest income generated by the wholesale mortgage division for the three months ended September 30, 2009, decreased by $199,000, or 44.7%, as compared to $445,000 earned for the three months ended September 30, 2008 due to the decrease in volume of loans originated during the three months ended September 30, 2009.  On September 2, 2009, we closed the wholesale mortgage lending division and had funded all outstanding rate lock commitments as of September 30, 2009 as part of our strategy to reduce the size of our balance sheet and improve our capital ratios.  Other noninterest income decreased by $81,000, or 45.8%, from $177,000 for the three months ended September 30, 2008 to $96,000 for the three months ended September 30, 2009.  This decrease primarily resulted from the gain on sale of approximately $113,000 in SBA loans during the three months ended September 30, 2008 that was not repeated for the same period of 2009 since no SBA loans were originated during the three months ended September 30, 2009. Service charges and fees on loans decreased by $18,000, or 15.8%, for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to the lower volume of loan generated during 2009.

The increase in the gain on the sale of securities available for sale of $213,000 partially offsets the decrease in noninterest income.  Our recent securities sales are part of a strategic sales and purchase plan to dispose of a portion of our tax-exempt municipal securities portfolio, since we are not able to realize currently the tax benefits associated with the earnings on these securities due to our net operating loss position.  Please see Investments for more details. Service charges and fees on deposit accounts increased $22,000, or 4.9%, from $445,000 for the three months ended September 30, 2008 to $467,000 for the three months ended September 30, 2009 due to an increase in service charges and fees implemented earlier in 2009 to bring our fees more in line with the market.

Nine months ended September 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest income (dollars in thousands).
	For the Nine Months Ended September 30,
	2009	2008
Mortgage banking income	$1,454	$1,779
Service charges and fees on deposit accounts	1,292	1,307
Gain on sale of securities available for sale, net	705	23
Service charges and fees on loans	361	317
Loss on sale of other real estate owned	(242)	-
Other	272	342
Total noninterest income	$3,842	$3,768

Noninterest income for the nine months ended September 30, 2009 was relatively flat compared to the same period in 2008. The slight increase of $74,000 is primarily due to the increase in the gain on securities available for sale recognized during the nine months ended September 30, 2009 of $682,000, which was partially offset by a decrease in mortgage banking income of $325,000, or 18.3%, and the loss on other real estate owned of $242,000.

The noninterest income generated by the wholesale mortgage division for the nine months ended September 30, 2009, decreased by $325,000, or 18.3%, as compared to $1.8 million earned for the nine months ended September 30, 2008 due to the decrease in volume of loans originated during the nine months ended September 30, 2009.  On September 2, 2009, we closed the wholesale mortgage lending division and had funded all outstanding rate lock commitments as of September 30, 2009 as part of our strategy to reduce the size of our balance sheet to improve our capital ratios.   We recognized a loss on the sale of other real estate owned of $242,000 for the nine months ended September 30, 2009.  We may incur losses on disposition of other real estate owned in following our policy of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs. In addition, other noninterest income decreased by $70,000, or 20.47%, from $342,000 for the nine months ended September 30, 2008 to $272,000 for the nine months ended September 30, 2009. This decrease resulted primarily from the gain on sale of approximately $141,000 in SBA loans during the nine months ended September 30, 2008 that was not repeated for the same period of 2009 since no SBA loans were originated during the nine months ended September 30, 2009.

The gain on the sale of securities available for sale increased by $682,000 from $23,000 for the nine months ended September 30, 2008, as compared to the same period in 2009.  Our recent securities sales are part of a strategic sales and purchase plan to dispose of a portion of our tax-exempt municipal securities portfolio, since we are not able to realize currently the tax benefits associated with the earnings on these securities due to our net operating loss position.   Please see Investments for more details. Service charges and fees on loans increased $44,000, or 13.9%, from $317,000 for the nine months ended September 30, 2008 to $361,000 for the nine months ended September 30, 2009, primarily due to increased late charges, partially offset by decreased service charges and fees for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the lower volume of loans generated during 2009.

Noninterest Expense

Given the recent downturn in the economy, we have embarked on an aggressive expense reduction campaign that we believe will save us significantly in annual expenditures compared to our level of operating expenses in 2008.   We are projecting that we can reach this level of efficiency by the end of 2009, excluding expenses for special assistance from professional advisors and elevated accounting and legal fees which should begin to decrease in 2010 as our financial condition begins to improve.  To achieve this goal, management has already reduced salary and benefits expense by eliminating several positions as a result of a review of employee efficiency, renegotiating vendor contracts, and implementing several other cost-saving measures to reduce other noninterest expenses. We will continue during the fourth quarter of 2009 to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expense, specifically expenses for personnel and facilities.  Our efforts to date have been somewhat offset by an elevated level of expenses incurred due to our financial condition, including fees paid to advisors and consultants, elevated FDIC insurance premiums and regulatory assessments and carrying costs on other real estate owned, as discussed in more detail below.  As our financial condition improves, we expect our current nonrecurring expenses to decrease, allowing us to more fully achieve our goal of improved cost efficiency.  Consistent with our philosophy in our operations, we carefully monitor every dollar spent, respectively, treating each expenditure as an investment for which we expect an appropriate return.

Although we recognize the importance of controlling noninterest expenses to improve profitability, we remain committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program.  Our ongoing goal is to reduce our expenses while maintaining our high standards of quality service, safety and soundness for the continued benefit of our customers and shareholders.

Three months ended September 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).
	For the Three Months Ended September 30,
	2009	2008
Salaries and employee benefits	$2,980	$2,911
FDIC insurance	1,204	135
Occupancy and equipment expense	785	863
Other real estate owned expense	422	418
Professional fees	333	78
Data processing and ATM expense	302	310
Telephone and supplies	151	175
Public relations	110	307
Regulatory fees	97	49
Loan related expenses	90	117
Other	284	626
Total noninterest expense	$6,758	$5,989

Noninterest expense increased by $769,000, or 12.9%, from $6.0 million for the three months ended September 30, 2008 to $6.8 million for the three months ended September 30, 2009. Included in this increase are various amounts which reflect our current financial condition, primarily FDIC insurance premiums and professional fees.

Salaries and employee benefits increased slightly for the three months ended September 30, 2009 compared to 2008 by $69,000, or 2.4%, from $2.91 million to $2.98 million. Apart from expenses incurred to implement the changes in key executive management, during the third quarter of 2009, we decreased recurring salary and employee benefits expense by 16.5% for the three months ended September 30, 2009, compared to the same period for 2008.

We achieved this reduction in recurring salaries and benefits expenses through an analysis of overall employee efficiency that has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions.  In addition, the board of directors eliminated the matching contribution to the employee 401K plan effective May 31, 2009, in order to reduce employee benefit expenses without further impacting personnel levels.  The closure of our wholesale mortgage division on September 2, 2009 will have a proportionally greater positive impact on salary costs in future quarters, as we realize the full benefits of this recent decrease in personnel.  Our revised strategic plan does not provide for our expansion through branching in the near term.  In fact, our balance sheet is projected to shrink over the next twelve months, and management has taken various strategic steps to match this shrinkage with reduced overhead.

FDIC insurance expense increased by $1.1 million, or 791.9%, from $135,000 for the three months ended September 30, 2008, to $1.2 million for the three months ended September 30, 2009.  This increase includes increased annual premiums by the FDIC due to, an increase in our deposit base, the decline in our current financial condition, and our current unusually heightened on brokered deposits.  As our current brokered deposits mature and our financial position improves, our FDIC assessments should adjust downward, returning this insurance expense closer to historical levels.

Occupancy and equipment expenses decreased by $78,000, or 9.0%, from $863,000 for the three months ended September 30, 2008, to $785,000 for the three months ended September 30, 2009.  We incurred expenses for a full three months on two new branches, for the three months ended September 30, 2009.  During the same period in 2008, there were no expenses incurred for the Stonecrest branch, which opened in May 2009, and only 45 days of expenses on the Lexington branch, which opened in July 2009.  Despite this increase in our number of branches, we reduced our occupancy and equipment expenses.  We have streamlined our cost structure to reflect our projected lower base of earning assets, and we will continue to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expenses.  The positive effects of our efforts through several of our recently renegotiated vendor contracts are also reflected in the decrease in occupancy and equipment expenses from 2008 to 2009.

Other real estate owned expense increased by $5,000 or 1.2%, from $418,000 for the three months ended September 30, 2008 to $422,000 for the three months ended September 30, 2009 as the level of foreclosed assets increased from 2008 to 2009.  These expenses include costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  These expenses also include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. For the three months ended September 30, 2009 and 2008, writedowns on the carrying value of these properties were $363,000 and $227,000, with $59,000 and $88,000 in costs to maintain the properties.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Professional fees increased by $254,000, or 321.5%, from 2008 to 2009 due to the costs of various experienced advisors enlisted in our efforts to comply with the requirements of the consent order with the OCC and our written agreement with the FRB.   As we progress toward satisfying the requirements set forth in our regulatory agreements and our financial condition improves, we expect to see future reductions in our professional fees, returning us to our historical level of need for professional expertise in our ongoing operations.

Telephone and supplies expenses decreased by $24,000, or 13.7%, to $151,000 for the three months ended September 30, 2009, as compared to $175,000 for the same period in 2008. Although our number of branches increased, we reduced these expenses due to various cost-saving initiatives.

Public relations expense decreased by $196,000, or 64.2%, to $110,000 for the three months ended September 30, 2009, as compared to $307,000 for the same period in 2008.  During 2008, we implemented a rebranding project and suspended our brand-related marketing activities while we were developing the new brand, which culminated with its public debut in the third quarter of 2008.  The rebranding will drive all of our future marketing endeavors; however, while we are operating under various regulatory constraints, we are limiting our marketing expenditures.

Regulatory fees increased by $48,000, or 98.0%, from 2008 to 2009 due to a surcharge of 100% in addition to our semiannual assessment from the OCC due to our need for increased supervisory resources.

Loan related expenses decreased by $27,000, or 23.0%, from $117,000 for the three months ended September 30, 2008 to $90,000 for the three months ended September 30, 2009 due to our deliberately decreased loan origination activities during 2009 and various cost-saving initiatives implemented during 2009.

Included in the line item “Other,” which decreased by $342,000, or 54.6%, between 2009 and 2008, are charges for fees paid to our board of directors and our regional boards in the Greenville, Columbia and Charleston markets; postage, printing and stationery expenses; and various customer-related expenses. As of February 28, 2009, board fees were suspended voluntarily by the board due to the bank’s reduced profitability.  In addition, customer related expenses for the three months ended September 30, 2008, included approximately $100,000 in operational losses on customer deposit accounts that were nonrecurring.

Nine months ended September 30, 2009 and 2008

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands).

	For the Nine Months Ended September 30,
	2009	2008
Salaries and employee benefits	$8,118	$8,522
FDIC insurance	2,615	402
Occupancy and equipment expense	2,379	2,454
Other real estate owned expense	734	481
Professional fees	1,068	501
Data processing and ATM expense	896	960
Telephone and supplies	481	491
Public relations	364	565
Regulatory fees	195	150
Loan related expenses	329	417
Other	1,034	1,329
Total noninterest expense	$18,213	$16,272

Noninterest expense increased by $1.9 million, or 11.9%, from $16.3 million for the nine months ended September 30, 2008 to $18.2 million for the nine months ended September 30, 2009.   Included in this increase are various amounts which reflect our current financial condition, primarily increased FDIC insurance premiums and professional fees.  Noninterest expenses for the nine months ended September 30, 2009 include the addition of our thirteenth full-service branch and market headquarters, which opened May 18, 2009 in the Tega Cay community of Fort Mill, South Carolina.  In addition, the nine months ended September 30, 2008 reflected only eight months of expenses from the four branches added from the acquisition of Carolina National, (the “Merger”) which was effective January 31, 2008, as well as only five months of expenses on our fifth Columbia market branch in Lexington County, which opened in July 2008.

Salaries and employee benefits decreased for the nine months ended September 30, 2009 compared to 2008 by $404,000, or 4.7%, from $8.5 million to $8.1 million.   Apart from expenses incurred to implement the changes in key executive management during the third quarter of 2009, we decreased recurring salary and employee benefits expense by 11.2% for the nine months ended September 30, 2009, compared to the same period for 2008.

We achieved this reduction in recurring salaries and benefits expense through an analysis of overall employee efficiency which has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions.  In addition, the board of directors eliminated the matching contribution to the employee 401K plan effective May 31, 2009 in order to reduce employee benefit expenses without further impacting personnel levels.  The closure of our wholesale mortgage division on September 2, 2009 will have a proportionally greater positive impact on salary costs in future quarters, as we realize the full benefits of this recent decrease in personnel.   Our revised strategic plan does not provide for our expansion through branching in the near term.  In fact, our balance sheet is projected to shrink over the next twelve months, and management has taken various strategic steps to match this shrinkage with reduced overhead.

FDIC insurance expense increased by $2.2 million, or 550.5%, from $402,000 for the nine months ended September 30, 2008, to $2.6 million for the nine months ended September 30, 2009.  This increase includes increased annual premiums by the FDIC due to an increase in our deposit base, our current financial condition, and our current unusually heightened reliance on brokered deposits, as well as a one-time special assessment for $399,000 assessed on June 30, 2009 and paid on September 30, 2009 due to the recessionary U.S. economy and the recent failure of several unaffiliated FDIC-insured depository institutions.  As our current brokered deposits mature and our financial condition improves, our FDIC assessments should adjust downward, returning this insurance expense closer to its historical levels.

Occupancy and equipment expenses decreased by $75,000, or 3.1%, from $2.45 million for the nine months period ended September 30, 2008 to $2.3 million for the nine months period ended September 30, 2009.  We incurred expenses for a full nine months in 2009 on our Lexington branch, which opened in July 2008, for the nine months ended September 30, 2009.  During the same period in 2008, there were no expenses incurred for the Stonecrest branch, which opened in May 2009, and only 45 days of expenses on Lexington.  Despite the increase in our number of branches, we reduced our occupancy and equipment expenses.  We have streamlined our cost structure to reflect our projected lower base of earning assets, and we will continue to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expenses.  The positive effects of many of our recently renegotiated vendor contracts are also reflected in the decrease in occupancy and equipment expenses from 2008 to 2009.

Other real estate owned expense increased by $253,000, or 52.6%, from $481,000 for the nine months ended September 30, 2008 to $734,000 for the nine months ended September 30, 2009 as the level of foreclosed assets increased from 2008 to 2009.  These expenses include costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  These expenses also include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. For the nine months ended September 30, 2009 and 2008, writedowns to our other real estate owned were $1.5 million and $377,000, with only $151,000 and $104,000, respectively, in costs to maintain the properties, consistent with our philosophy in our operations, we carefully monitor every dollar spent, respectively, treating each expenditure as an investment for which we expect an appropriate return.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Professional fees increased by $566,000, or 112.8%, from 2008 to 2009 due to the costs of various experienced advisors enlisted in our efforts to comply with the requirements of the consent order with the OCC, and our written agreement with the FRB.  As we progress toward satisfying the requirements set forth in our regulatory agreements and our financial condition improves, we expect to see future reductions in our professional fees, returning us to our historical level of need for professional expertise in our ongoing operations.

Data processing and ATM expenses were $896,000 and $960,000 for the nine months ended September 30, 2009 and 2008, respectively.  The majority of the decrease of $64,000, or 6.67%, reflects the impact of efficiencies achieved through the Merger, as the nine-month period ended September 30, 2008 included trailing expenses driven by Carolina National data processing costs that were incurred until the system conversion, which was completed on May 31, 2008.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  The growth in deposit accounts is due to the increasing customer base resulting from the full-service branches added throughout 2007 and in 2008.  As six of our thirteen branches are less than three years old, we expect their customer base, and the related servicing costs, to grow in the coming years.  However, we evaluate our operating costs on an ongoing basis, with the goal of reducing or managing expenses while maintaining the outstanding customer service that is integral to our bank.

Telephone and supplies expenses decreased by $10,000, or 2.0%, to $481,000 for the nine months ended September 30, 2009, as compared to $491,000 for the same period in 2008. Although our number of branches has increased, we were able to reduce these expenses due to various cost-saving initiatives.

Public relations expense decreased by $201,000, or 35.6%, to $364,000 for the nine months ended September 30, 2009, as compared to $565,000 for the same period in 2008.   During 2008, we implemented a rebranding project and suspended our brand-related marketing activities while we were developing the new brand, which culminated with its public debut in the third quarter of 2008.  The rebranding will drive all of our future marketing endeavors; however, while we are operating under various regulatory constraints, we are limiting our marketing expenditures.

Regulatory fees increased by $45,000, or 30.0%, from 2008 to 2009 due to a surcharge of 100% in addition to our semiannual assessment from the OCC due to our need for increased supervisory resources.

Loan related expenses decreased by $88,000, or 21.1%, from $417,000 for the nine months ended September 30, 2008 to $329,000 for the nine months ended September 30, 2009 due to our deliberately decreased loan origination activities during 2009 and various cost-saving initiatives implemented during 2009.

Included in the line item “Other,” which decreased $294,000, or 22.1%, between 2009 and 2008, are charges for fees paid to our board of directors and our regional boards in the Greenville, Columbia and Charleston markets; postage, printing and stationery expenses; and various customer-related expenses.  As of February 28, 2009, board fees were suspended due to the bank’s reduced profitability.  Also included in noninterest expense for the nine months ended September 30, 2009 was the one-time writedown of our investment in nonmarketable equity securities of $117,000, which we determined to be impaired due to the announced closure of Silverton Bank, N.A. on May 1, 2009 by its primary regulator.  In addition, customer related expenses for the three months ended September 30, 2008, included approximately $100,000 in operational losses on customer deposit accounts that were nonrecurring during the same period in 2009.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes.  The following discussions set forth information related to our income tax expense for the three and nine-month periods ended September 30, 2009 and 2008 (dollars in thousands).

	For the Three Months Ended September 30,
	2009	2008
Benefit for income taxes	$-	$(1,413)
Net loss before income taxes	(12,729)	(4,219)
Effective income tax rate	-	33.5%

	For the Nine Months Ended September 30,
	2009	2008
Benefit for income taxes	$-	$(948)
Net loss before income taxes	(34,120)	(2,829)
Effective income tax rate	-	33.5%

We did not record an income tax benefit for the three and nine-month periods ended September 30, 2009.  The deferred tax expense recorded to recognize the valuation allowance against the deferred tax asset as of September 30, 2009 completely offset the deferred tax benefit recognized to reflect the increase in the tax effect of the net future deductible items, which has occurred during 2009, primarily as the allowance for loan losses and the net operating loss carryforward have increased.

Balance Sheet Review

General

As of September 30, 2009, we had total assets of $785.8 million, a decrease of $26.9 million, or 3.3%, over total assets of $812.7 million as of December 31, 2008.  Total assets on September 30, 2009, and December 31, 2008, consisted of loans, net of unearned income, of $571.6 million and $709.2 million; cash and cash equivalents of $112.9 million and $7.7 million; and securities available for sale of $85.7 million and $81.7 million, all respectively.  Also included were other real estate owned of $9.4 million and $6.4 million; premises and equipment, net of accumulated depreciation and amortization, of $8.3 million and $7.6 million; other nonmarketable equity securities of $7.1 million and $7.9 million; bank owned life insurance of $3.2 million and $3.1 million; and other assets of $5.6 million and $6.2 million, all as of September 30, 2009 and December 31, 2008, respectively, and deferred tax assets of $5.7 million as of both periods presented.

Our interest-earning assets, which include loans, net of unearned income, securities available for sale and interest-earning bank balances, fell by $23.7 million to $774.9 million as of September 30, 2009, or a decrease of 3.0% over the balance of $798.6 million as of December 31, 2008. During the nine months ended September 30, 2009, we have completed several very successful retail deposit specials to raise funds to lessen our current and future dependence on overnight borrowings and wholesale funding.  These specials have lasted only a short number of days, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  In addition, in April 2009, we raised approximately $150 million of brokered deposits laddered over a one-to two-year time horizon.  As a result, our cash and cash equivalents  increased to $112.9 million, or 14.4% of total assets as of September 30, 2009, from $7.7 million, or 1.0%, of total assets as of December 31, 2008.

Premises and equipment increased by $667,000, net of purchases and depreciation expense, during the nine months ended September 30, 2009, primarily due to the completion of the bank’s thirteenth full-service branch and market headquarters which was opened in the Tega Cay/Fort Mill community of York County on May 18, 2009.

Our liabilities on September 30, 2009, increased slightly to $778.6 million, as compared to liabilities as of December 31, 2008, of $772.1 million, and consisted primarily of deposits of $683.8 million and $646.8 million; $66.0 million and $86.4 million in Federal Home Loan Bank advances; and $9.6 million and $9.5 million in long-term debt as of September 30, 2009 and December 31, 2008, all respectively, and $13.4 million in junior subordinated debentures, as of both periods presented.

In addition, as of September 30, 2009, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $189.1 million, an increase of 25.9% over brokered CDs as of December 31, 2008, of $150.2 million. In the past, we generally have obtained out-of-market time deposits of $100,000 or more through brokers with whom we maintained ongoing relationships and who are approved correspondents. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee.  These guidelines allowed us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

However, our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order that our bank entered into with the OCC on April 27, 2009.  Due to our undercapitalized status as of August 14, 2009, our bank is not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  Please see Regulatory Matters under Note 1 – Nature of Business and Basis of Presentation for more details on restrictions on our use of brokered CDs as a funding source.  We are using cash and unpledged liquid investment securities, as well as retail deposits gathered from our state-wide branch network, to fund the maturity of our brokered deposits.

Investments

On September 30, 2009, and December 31, 2008, our investment securities portfolio of $85.7 million and $81.7 million, respectively, represented approximately 11.0% and 10.2%, respectively, of our interest-earning assets. As of September 30, 2009, and December 31, 2008, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $84.7 million and $80.8 million, respectively, for net unrealized gains of approximately $1.0 million and $0.9 million, respectively.  We did not own any single issuer or pooled trust preferred securities as of September 30, 2009 or December 31, 2008.

The mortgage-backed securities contained in the investment portfolio have primarily been issued by the government sponsored enterprises, Fannie Mae and Freddie Mac.  In September 2008, Fannie Mae and Freddie Mac were taken into conservatorship by the federal government and are now being managed, in part, by their regulator, the Federal Housing Finance Agency.  In management’s opinion, the actions that led to the conservatorship include several support initiatives by the federal government and virtually guarantee the repayment of the underlying securities in accordance with their terms and conditions.  We do not own any preferred stock in any government sponsored enterprises.  We believe that the market for the U.S. Government and government-sponsored enterprise securities is very liquid and that these securities could be sold quickly to meet our liquidity needs.

The increase in our investment securities portfolio since December 31, 2008, primarily resulted from the investment of approximately $11.0 million in U.S. Government agency securities and approximately $5.4 million in taxable municipal securities.  We have increased the size of our investment securities portfolio to maintain an adequate level of interest income on earning assets to support our overhead expense as our loan portfolio decreases.   Partially offsetting this increase was the sale of taxable government securities and tax-exempt municipal securities totaling $32.9 million, which were sold for a gain of approximately $705,000, which was recorded during the nine months ended September 30, 2009. The municipal security sales have been strategically executed to minimize our risk while reinvesting the proceeds from these sales in higher-yield taxable securities since we are not able to realize currently the tax benefits associated with the earnings on these tax-exempt securities due to our net operating loss position.  Other securities were sold based on an analysis of the total return on the securities which showed a net benefit from selling the securities at a gain and investing the proceeds at the current market yield.

Fair values and yields on our investments (all available for sale) as of September 30, 2009, and December 31, 2008, are shown in the following tables based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of September 30, 2009
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored enterprises	$-	-	$-	-	$13,050	4.58%	$-	-	$13,050	4.58%
Mortgage-backed securities	610	4.66%	1,378	4.22%	1,094	4.00%	55,927	4.84%	59,009	4.81%
Municipal securities	-	-	-	-	2,462	4.00%	11,228	4.07%	13,690	4.06%
Total	$610	4.66%	$1,378	4.22%	$16,606	4.45%	$67,155	4.71%	$85,749	4.65%

	As of December 31, 2008
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored enterprises	$-	-	$-	-	$-	-	$4,013	5.00%	$4,013	5.10%
Mortgage-backed securities	106	5.00%	4,117	4.24%	1,284	4.20%	52,663	5.18%	58,170	5.09%
Municipal securities	-	-	1,359	2.92%	5,695	3.84%	12,425	3.52%	19,479	3.57%
Total	$106	5.00%	$5,476	3.91%	$6,979	3.70%	$69,101	4.88%	$81,662	4.73%

The amortized cost and fair value of our investments (all available for sale) as of September 30, 2009, and December 31, 2008, are shown in the following table (dollars in thousands).

	September 30, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored enterprises	$13,092	$13,050	$3,950	$4,013
Mortgage-backed securities	57,962	59,009	56,971	58,170
Municipal securities	13,647	13,690	19,880	19,479
Total	$84,701	$85,749	$80,801	$81,662

We also maintain certain nonmarketable equity investments required by law and reflected on the face of the balance sheet.  The carrying amounts for certain of these investments as of September 30, 2009, and December 31, 2008, consisted of the following (dollars in thousands).

	As of	As of
	September 30, 2009	December 31, 2008
Federal Reserve Bank stock	$1,821	$1,821
Federal Home Loan Bank stock	4,594	5,344

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.  The level of FRB stock is tied to our bank’s shareholders’ equity and is adjusted at least annually for changes in our equity. The level of FHLB stock varies with the level of FHLB advances and decreased during the nine months ended September 30, 2009, to reflect the net decrease in FHLB advances since December 31, 2008.

We are subject to the FHLB’s credit risk rating which was effective September 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been applied during the nine months ended September 30, 2009, which further reduced our borrowing capacity. We have been notified by the FHLB that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

Other Real Estate Owned

Other real estate owned of $12.1 million was recorded at $9.4 million, net of reserves of $2.0 million and estimated costs to sell of $0.7 million as of September 30, 2009.  The balance in other real estate owned consists of property acquired through foreclosure which has been recorded at its net realizable value.  The amount presented on the face of the balance sheet does not reflect developments subsequent to September 30, 2009, which are reflected in the tabular disclosure throughout this document.

The following table summarizes the composition of our other real estate owned as of September 30, 2009 and December 31, 2008 (dollar in thousands).

	September 30, 2009	December 31, 2008
Residential housing related	$2,881	$2,427
Owner occupied commercial	2,397	933
Other commercial	2,591	3,150
Total	$7,869	$6,510

During the nine months ended September 30, 2009, the gross balance in other real estate owned increased by approximately $3.3 million with the transfer of $8.8 million in properties acquired through foreclosure during the nine months ended September 30, 2009.  The transfer of these properties was partially offset by net sales of $4.4 million during the nine months ended September 30, 2009 on properties acquired through foreclosure before or during 2009, in addition to approximately $1.5 million of other real estate owned that sold during October 2009 which reduced the balance of other real estate owned to $7.9 million from $9.4 million as of September 30, 2009.  These sales resulted in a net loss of $242,000.  In addition, the reserve for other real estate owned was increased by $1.5 million during the nine months ended September 30, 2009.

The transfer of properties to other real estate owned represents the next logical step from their previous classification as nonperforming loans to give us the ability to control the properties in situations where the borrowers are unwilling or unable to take the necessary steps to satisfy the debt collateralized by the properties.  However, based on our experience, no foreclosure process is typical and can become significantly more complicated if the borrower files bankruptcy.  In general, we have found that a cooperative transaction can be accomplished fairly quickly, sometime in as little as a few months, with a higher recovery percentage of the loan balance as compared to a foreclosure.

The repossessed collateral is made up of single-family residential properties in varying stages of completion as well as various commercial properties.  Pursuant to the consent order that we entered into with the OCC on April 27, 2009 we have implemented a process which requires us to develop a written action plan for each parcel of other real estate owned to ensure that each property is accounted for and managed in accordance with regulatory guidance.  These action plans include the following information, at a minimum:

•	valuation analysis and accounting for each property, including the appraisal and all supporting documentation;
•	analysis of the property, comparing the cost to carry against the financial benefits of near term sale; and
•	marketing strategy and targeted timeframes for disposing of the property.

Management has established procedures that require periodic market valuations of each property and the methodology used in the valuation.  In addition, targeted writedowns have been established at periodic intervals if marketing strategies are unsuccessful.

These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  An updated appraisal from an independent appraiser is the basis for the initial value of other real estate owned.  Our appraisal review process validates the assumptions used and conclusions formed by the appraiser with any resulting adjustments made to the appraised value accordingly.  After foreclosure, valuations are reviewed on at least a quarterly basis by management, and any resulting declines in the property value are recorded as part of other real estate owned expense.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other Assets

As of September 30, 2009, other assets decreased to $5.6 million from $6.2 million as of December 31, 2008. Included in other assets are interest receivable on loans and investment securities, intangible assets and investments in certificates of deposit at correspondent banks.  As of September 30, 2009, interest receivable decreased by approximately $986,000, or 32.4%, from $3.1 million to $2.1 million due to the reduction in the balance of loans outstanding since December 31, 2008; intangible assets decreased $149,000, or 12.9%, from $1.2 million to $1.0 million due to scheduled amortization of purchase accounting adjustments and investments in certificates of deposit at correspondent banks increased $202,000, or 201.6%, from $110,000 to $302,000, each compared to December 31, 2008.

Loans

We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg, Greenville, Charleston, Columbia, Lexington or York County markets.  We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.  Since loans typically provide higher interest yields than do other types of interest-earning assets, we have historically invested a substantial percentage of our earning assets in our loan portfolio. We are currently operating under the provisions of our consent order with the OCC, which impacts our activities with respect to our loan portfolio.  We are reducing the size of the loan portfolio as part of our strategy to increase our capital ratios to the minimum levels set forth in the consent order.  As a result, average loans for the nine months ended September 30, 2009, decreased to $646.4 million from $674.2 million for the nine months ended September 30, 2008.

In addition, total loans outstanding as of September 30, 2009, and December 31, 2008, were $571.6 million and $709.3 million, respectively, before applying the allowance for loan losses.  Included in the $709.3 million and $571.6 million in total loans at December 31, 2008 and September 30, 2009, were $16.4 million and $1.4 million in wholesale mortgages held for sale, respectively.  On September 2, 2009, we closed the wholesale mortgage lending division and funded all outstanding rate lock commitments as of September 30, 2009.  The discontinuation of this division is part of our strategy to increase our capital ratios by reducing the size of the balance sheet, primarily the loan portfolio.

Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are generally permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank.  As of September 30, 2009, $128.5 million, or approximately 22.5% of our loans and 449.7% of our bank's capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. We generally consider making such loans only after taking into account the financial strength of the borrower. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

              We have focused our lending activities primarily on small- and medium-sized business owners, commercial real estate developers, and professionals.  We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  As of September 30, 2009 and December 31, 2008, our 10 largest individual customer loan balances represented approximately $39.5 million and $38.4 million, respectively, or 6.9% and 5.5% of the loan portfolio, respectively, excluding mortgage loans held for sale.

The following table summarizes the composition of our loan portfolio as of September 30, 2009 and December 31, 2008 (dollars in thousands).

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$33,251	5.82%	$48,432	6.83%
Commercial secured by real estate	325,817	57.00%	429,868	60.61%
Real estate - residential mortgages	205,615	35.97%	206,909	29.17%
Installment and other consumer loans	6,063	1.06%	8,440	1.19%
Total loans	570,746		693,649
Mortgage loans held for sale	1,354	0.24%	16,411	2.31%
Unearned income	(501)	(0.09)%	(773)	(0.11)%
Total loans, net of unearned income	571,599	100.00%	709,287	100.00%

Less allowance for loan losses	(23,624)	4.14%	(23,033)	3.32%

Total loans, net	$547,975		$686,254

While the largest component of our loan portfolio for all periods presented was commercial loans secured by real estate, this category reflects a decrease from $430.0 million as of December 31, 2008 to $325.8 million as of September 30, 2009, a 24.2% decrease.  The decrease in commercial real estate loans has primarily been driven by the disposition of problem loans and the conversion of nonperforming loans to other real estate owned upon foreclosure.  This trend is primarily due to deterioration in the residential real estate market and the economic downturn which began during the second half of 2007 in the national, state, and regional economies and has continued through the third quarter of 2009.  In addition, our tightened underwriting process on new and renewed credits has resulted in a substantial net decline in our loans outstanding, and we anticipate this trend to continue into the near future as we reduce the size of our loan portfolio as part of our strategy to increase our capital ratios.

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

As of September 30, 2009 and December 31, 2008, our commercial real estate loans ranged in size from less than $1,000 to $4.5 million and from $15,200 to $4.5 million, respectively.  The average commercial real estate loan size was approximately $315,000 and $549,000, respectively. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  We prepare a credit analysis in addition to a cash flow analysis to support the loan.  In order to ensure secondary sources of payment and to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

Commercial real estate loans make up the majority of our nonaccrual loans due to the economic downturn in our local markets. The following table shows the spread of the nonaccrual loans geographically and by product type (dollars in thousands).

	September 30, 2009 CRE Nonaccrual Loans by Geography
	Upstate	Midlands	Coastal	Northern	Other	Total	% of Total Nonaccrual Loans
CRE Nonaccrual Loans by Product Type

Residential construction	$2,038	$2,069	$7,233	$880	$-	$12,220	10.5%
Residential other	9,653	2,587	14,543	1,620	221	28,624	24.7%
Residential land	10,439	3,695	18,489	7,227	-	39,850	34.4%
Commercial owner occupied	2,021	319	-	-	-	2,340	2.0%
Commercial other	9,119	1,338	9,421	4,177	3,028	27,083	23.4%
Total	$33,270	$10,008	$49,686	$13,904	$3,249	$110,117	95.0%

CRE Nonaccrual Loans as % of Total Nonaccrual	28.7%	8.6%	42.9%	12.0%	2.8%	95.0%

Total Nonaccrual Loans September 30, 2009	$115,856

	December 31, 2008 CRE Nonaccrual Loans by Geography

	Upstate	Midlands	Coastal	Northern	Total	% of Total Nonaccrual Loans
CRE Nonaccrual Loans by Product Type

Residential construction	$1,754	$1,726	$11,653	$2,814	$17,947	26.0%
Residential other	5,321	1,207	6,497	414	13,439	19.5%
Residential land	3,658	253	7,281	4,189	15,381	22.3%
Commercial owner occupied	1,635	269	3,612	105	5,621	8.1%
Commercial other	1,861	488	4,234	3,658	10,241	14.8%
Commercial land	-	250	-	-	250	0.4%
Total	$14,229	$4,193	$33,277	$11,180	$62,879	91.1%

CRE Nonaccrual Loans as % of Total Nonaccrual	20.6%	6.1%	48.2%	16.2%	91.1%

Total Nonaccrual Loans December 31, 2008	$69,052

Although we are reducing the size of our loan portfolio, we plan to continue to originate loans which meet our loan underwriting criteria and are priced appropriately for the credit risk.  However, we are continuing to decrease the concentration of commercial real estate and construction loans in our portfolio. Our dedication to strong credit quality is reinforced by our internal credit review process and performance benchmarks in the areas of  past dues, and loan documentation.  We have added additional employees to assist with credit administration and loan review as the complexity of this area has grown.  In addition to our own in-house credit review function, we currently engage an outside firm to evaluate our loan portfolio on a quarterly basis for credit quality, a second outside firm for compliance issues on an annual basis, and a third outside firm to provide advice and recommendations and respond to specific loan-related inquiries at any time.  Pursuant to the executed consent order with the OCC, our bank’s loan review function has been enhanced by quarterly written reporting to the board of directors on the content of the results of the loan reviews performed.

              We also make some commercial business loans that are not secured by real estate.  We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services.  As of September 30, 2009 and December 31, 2008, our individual commercial business loans ranged in size from less than $1,000 to $1.2 million and from less than $1,000 to $1.3 million, respectively, with an average loan size of approximately $76,000 and $84,000, respectively.  As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

We do not generally originate traditional long-term residential mortgages, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit.   Both fixed and variable rate home equity lines are offered with terms typically ranging between 5 and 15 years.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral.  This collateral is taken to increase the likelihood of the ultimate repayment of the loan.  Historically, we have generally limited the loan-to-value ratio on loans we make to 80%.  We do not offer option arm, or “pick-a-payment,” mortgages which may carry increased credit risk during times of declining home values.

As of September 30, 2009, mortgage loans held for sale, an asset resulting from the addition of the wholesale mortgage division effective January 29, 2007, were $1.4 million. During the nine months ended September 30, 2009, our wholesale mortgage division originated a total of approximately $173.0 million in loans to be sold to secondary market investors. Of these loans originated during 2009 and mortgage loans held for sale as of December 31, 2009, approximately $188.0 million had been sold as of September 30, 2009, with approximately $1.4 million remaining on the balance sheet as mortgage loans held for sale, compared to $16.4 million at December 31, 2008.  On September 2, 2009, we closed the wholesale mortgage lending division and had funded all outstanding rate lock commitments as of September 30, 2009 as part of our strategy to reduce the size of our balance and improve our capital ratios.

Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, our bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank as of September 30, 2009, our legal lending limit was approximately $7.6 million.  We have the ability to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

The recent downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  As real estate values have declined, we have been required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of September 30, 2009, and December 31, 2008 (dollars in thousands).

	As of September 30, 2009
		After one year	After five	Total
	One year or less	but less than five	years
Commercial	$9,466	$10,668	$328	$20,462
Real estate - construction	48,914	23,915	150	72,979
Real estate - mortgage	153,157	264,579	53,718	471,454
Consumer and other	3,346	2,168	337	5,851
Total	$214,883	$301,330	$54,533	$570,746
Mortgage loans held for sale				1,354
Unearned income				(501)
Total loans, net of unearned income				$571,599

Loans maturing after one year with:
Fixed interest rates				$153,402
Floating interest rates				$202,461

	As of December 31, 2008
		After one year	After five	Total
	One year or less	but less than five	years
Commercial	$12,221	$12,397	$441	$25,059
Real estate – construction	171,062	51,718	226	223,006
Real estate – mortgage	78,801	294,753	63,747	437,301
Consumer and other	4,485	3,114	684	8,283
Total	$266,569	$361,982	$65,098	$693,649
Mortgage loans held for sale				16,411
Unearned income				(773)
Total loans, net of unearned income				$709,287

Loans maturing after one year with:
Fixed interest rates				$191,132
Floating interest rates				$235,948

As previously discussed,  our loan portfolio has decreased in part due to the migration of nonperforming loans to other real estate owned through disposition or otherwise, and we are strategically shrinking our loan portfolio to support the projected decrease in our balance sheet as part of our strategy to improve our capital ratios.  This strategy involves our tightened underwriting process on new and renewing loans as well as increased interest rates on new and renewing loans in order to further reduce our balance sheet and improve our capital ratios.

Our strategy also includes reducing the size of our real estate construction portfolio as these loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  This category of loans experienced a decrease from $223.0 million as of December 31, 2008, or 31.4% of total loans to $73.0 million, or 12.8% of total loans as of September 30, 2009.

In prior years, we originated adjustable and fixed rate residential and commercial construction loans to builders and developers.  As of September 30, 2009 and December 31, 2008, our commercial construction and development real estate loans ranged in size from approximately $6,500 to $3.9 million and $2,000 and $5.0 million, respectively, with an average loan size of approximately $362,000 and $355,000 respectively. As of September 30, 2009, our individual residential construction and development real estate loans ranged in size from less than $500 to $832,000, with an average loan size of approximately $143,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  We have attempted to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%.  Specific risks of construction and development loans include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

We have reduced the concentration of real estate construction and land development loans in our portfolio and have generally ceased making new loans to homebuilders.

Allowance for Loan Losses

The allowance for loan losses represents an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on our continuous review of a variety of factors.  Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of our overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; our historical loan loss experience; and a review of specific problem loans. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which we believe to be reasonable, but which may or may not prove to be accurate.  In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio.  We adjust the amount of the allowance periodically based on changing circumstances as a component of the provision for loan losses. We charge recognized losses against the allowance and add subsequent recoveries back to the allowance.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by our regulators.  During routine examinations of our bank, the OCC may require us to make additional provisions to our allowance for loan losses when, in the OCC’s opinion, their credit evaluations and allowance for loan loss methodology differ materially from ours.  As part of the consent order that our bank entered into with the OCC on April 27, 2009, we implemented an updated allowance for loan losses program.  This program is consistent with the guidance found in the Interagency Policy Statement on the Allowance for Loan Losses contained in OCC Bulletin 2006-47.  The program includes the following elements:  internal risk ratings of our loans; results of our independent loan review; criteria to determine which loans will be reviewed, how impairment will be determined, and procedures to ensure that the analysis of loans complies with the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114 requirements; criteria for determining FAS 5 loan pools previously identified using the requirements found in FAS 5, which is now included in the FASB codification under FASB ASC 450 “Contingencies,” and an analysis of those loan pools; recognition of nonaccrual loans in conformance with GAAP and regulatory guidance; loan loss expense; trends of delinquent and nonaccrual loans; concentrations of credit; and present and projected economic and market conditions.  The program provides for a review of the allowance for loan losses by our board of directors at least once each calendar quarter.

We calculate the allowance for loan losses for specific types of loans (excluding mortgage loans held for sale) and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned a specific reserve.  All other loans are evaluated based on quantitative and qualitative risk factors and are assigned a general reserve.  As of September 30, 2009, management felt that our allowance for loan losses compared to our loan portfolio was adequate, but should further analysis require a future increase to our allowance for loan losses, we will provide additional provisions as appropriate.

The following table sets forth the changes in the allowance for loan losses for the year ended December 31, 2008, and the nine-month periods ended September 30, 2009 and 2008 (dollars in thousands).

	As of or For the Nine Months Ended	As of or For the Year Ended	As of or For the Nine Months Ended
	September 30, 2009	December 31, 2008	September 30, 2008
Balance, beginning of period	$23,033	$4,951	$4,951
Allowance from acquisition	-	2,976	2,975
Provision charged to operations	29,353	20,460	6,028
Loans charged off
Residential housing related	(12,929)	(1,704)	(226)
Owner occupied commercial	(884)	(488)	(1)
Other commercial	(14,590)	(3,180)	(508)
Other	(408)	(11)	(10)
Total chargeoffs	(28,811)	(5,383)	(745)
Recoveries of loans previously charged off	49	29	28
Balance, end of period	$23,624	$23,033	$13,237
Allowance to loans, period end	4.14%	3.32%	1.88%
Net chargeoffs to average loans	8.90%	0.78%	0.14%
Nonaccrual loans	$115,856	$69,052	$30,541
Past due loans in excess of 90 days on accrual status	-	-	-
Other real estate owned	7,869	6,417	7,454
Total nonperforming assets	$123,725	$75,469	$37,995

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.  Historically, we have had low levels of nonperforming assets, but the economic downturn which began during the second half of 2007 in the national, state, and regional economies and has accelerated through the third quarter of 2009, combined with deteriorating real estate market conditions, has increased those levels to $123.7 million in nonaccrual loans as of September 30, 2009.  In addition, as of October 30, 2009, there were contracts in place for pending sales of loans and other real estate owned of approximately $5.0 million, which will reduce nonperforming assets to $118.7 million.  The net chargeoffs to average loans ratio for the nine months ended September 30, 2009, was 6.97% as compared to 0.14% for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, total net chargeoffs were $28.8 million compared to $717,000 for the same period in 2008.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.

Other real estate owned, as reflected in the table above, includes the sale of several properties subsequent to September 30, 2009, for a net decrease of $1.5 million from the $9.4 million reflected on the face of the balance sheet.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of   loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of or For the Nine Months Ended		As of or For the Year Ended		As of or For the Nine Months Ended
	September 30, 2009		December 31, 2008		September 30, 2008
Commercial	$8,796	3.5%	$1,787	3.6%	$1,081	3.8%
Real estate - construction	7,476	13.2%	12,648	32.1%	6,902	33.7%
Real estate - mortgage	7,282	82.3%	8,509	63.1%	4,650	61.3%
Consumer	70	1.0%	89	1.2%	98	1.2%
Unallocated	N/A	N/A	N/A	N/A	506	N/A
Total allowance for loan losses	$23,624	100.0%	$23,033	100.0%	$13,237	100.0%

We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

The provision for loan losses has been made primarily as a result of management’s assessment of probable losses on specific loans, as well as general loan loss risk after considering historical operating results.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Any such excess would adversely affect our results of operations.  Please see Note 6 - Loans in the Notes to unaudited Consolidated Financial Statements included in this report for additional information.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  As of September 30, 2009, our allowance for loan losses included specific reserves of $7.4 million as compared to $8.3 million as of December 31, 2008.  Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation.

Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loans; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve.  We calculate specific reserves on those impaired loans exceeding $250,000.  These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows, borrower guarantees or, in rare cases, the market value of the loan itself.  The loans with specific reserves are typically identified through our process of reviewing and assessing the ratings on loans, which is performed by personnel in our credit administrator area and special assets management group.  The accuracy of the loan ratings is validated by a third-party review which is performed quarterly and covers a substantial amount of the loan portfolio.

Generally, for larger collateral-dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  As set forth in the consent order with the OCC, we recently had appraisals prepared and reviewed on a large number of our residential and commercial collateral-dependent loans.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and as such, management believes the internal valuations can be reasonably relied upon for valuation purposes.  The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.  The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.  We recorded charge-offs for projected losses on impaired loans of $28.8 million during the nine month period ended September 30, 2009, excluding reserves for estimated costs to liquidate the collateral.

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, the amount of impaired loans increased during the quarter ended September 30, 2009, to $111.1 million, from $69.1 million as of December 31, 2008 with related valuation allowances of $7.4 million, and $8.3 million, respectively.  The provision for loan losses generally, and the loans impaired under the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general in our market areas.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

Our analysis of impaired loans and their underlying collateral values has revealed the continued deterioration in the level of property values, as well as reduced borrower ability to make regularly scheduled payments.  Loans in our residential land development and construction portfolios are secured by unimproved and improved land, residential lots, and single-family and multi-family homes.  Generally, current lot sales by the developers and/or borrowers are taking place at a greatly reduced pace and at reduced prices.  As home sales volumes have declined, income of residential developers, contractors and other real estate-dependent borrowers have also been reduced.  This difficult operating environment, along with the additional loan carrying time, has caused some borrowers to exhaust payment sources.  Within the last several months, several of our clients have reached the point where payment sources have been exhausted.

Approximately $28.8 million of the net chargeoffs to date in 2009 were recorded to reflect impairments as required by the Receivables Topic of the FASB Accounting Standards Codification.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.  The $9.2 million provision for loan loss for the three months ended September 30, 2009, and $29.4 million provision for loan loss year to date in 2009 are part of our proactive strategy to accelerate our efforts to resolve our nonperforming assets with the goal of removing them from our balance sheet.

As of September 30, 2009 and December 31, 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $123.7 million and $75.5 million, respectively.   In addition, as of October 30, 2009, there were contracts in place for pending sales of loans and other real estate owned of approximately $5.0 million, which will reduce nonperforming assets to $118.7 million.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the nine month periods ended September 30, 2009 and 2008, was approximately $2.6 million and $549,000, respectively.  There were no performing loans contractually past due in excess of 90 days and still accruing interest at September 30, 2009.  There were impaired loans, under the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, of $111.1 million, and $69.1 million with related valuation allowances of $7.4 million and $8.3 million at September 30, 2009 and December 31, 2008, respectively.

General Reserve

Our general reserve was $16.2 million as of September 30, 2009, as compared to $14.7 million as of December 31, 2008.  We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, SBA, consumer, A&D/construction, and residential mortgage. A percentage allocation is also assigned to the loans classified as special mention, substandard and doubtful that are not impaired or are under $250,000 and impaired. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

We maintain the general reserve in accordance with December 2006 regulatory interagency guidance in our assessment of the loan loss allowance.  This general reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to:  changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.

Our general reserve has increased in recent quarters due to the significant increase in chargeoffs, which are used as a factor to calculate the general reserve component of the allowance for loan losses.  Because of the deterioration in the economy and real estate markets over the past several years, we use a two-year trending analysis in calculating our general reserve, versus the five-year averages we had relied on in the past.  Although we have observed a recent improvement in the totals of our loans with past due balances in the 30 to 89 day category, we have determined that due to the level of migration of our loans into the impaired category over the past few quarters, a higher general reserve level is necessary to reflect probable losses in the portfolio as of September 30, 2009.

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

Compliance with our underwriting standards is closely supervised by a number of procedures including reviews of exception reports.  Pursuant to the consent order that we entered into with the OCC on April 27, 2009, we implemented enhanced procedures to monitor and correct credit and collateral exceptions.  We believe that reducing the number of credit and collateral exceptions is essential to maintaining excellent asset quality.  Excessive credit and collateral exceptions contribute to asset quality issues by limiting our ability to monitor the loan portfolio and increasing the risk of loss on secured transactions.  Since implementing the new procedures in this area, we have reduced the number of credit exceptions to well below 10% of the dollar amount of the outstanding loan balances.  Our strategic plan contains an objective to maintain a low level of credit and collateral exceptions as part of our goal of improving the quality of the loan portfolio.

We emphasize centralized policies and uniform underwriting criteria for all loans.  We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio.  The rating system is designed to identify and measure the credit quality of lending relationships. We strive to identify problem loans early, place loans on nonaccrual status promptly and maintain adequate reserve levels.  Once problem loans are identified, policies require written plans for resolution and periodic reporting to credit risk management to review and document progress.

We recently implemented monthly loan review meetings, whereby loan officers monthly present a written review of selected loan relationships over $250,000 to senior officers from the credit risk management and lending functions.  This review assesses the overall status of the relationship, the proper risk rating for the relationship, and the appropriate relationship strategy (increase, maintain, reduce, or exit).

In addition, the terms of the consent order that we entered into with the OCC on April 27, 2009 required us to implement a revised general loan policy including a commercial real estate and construction and development concentration management program.  The consent order also required us to obtain updated independent appraisals on loans secured by real property that met certain criteria in the consent order.  We have implemented an enhanced independent appraisal review and analysis process for these appraisals and all future appraisals obtained to ensure that appraisals conform to applicable appraisal standards and regulations.  We also established a new loan review program and we have increased the scope and frequency of our external loan reviews.

Special Assets Management Group

In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, we have formed a special assets management group.  This group’s objective is the expedient workout/resolution of assigned loans and assets at the highest present value recovery.  This separate operating unit is directed by a workout specialist with extensive experience in resolving problem assets who reports directly to the board of directors. The personnel in this group are dedicated solely to the resolution of the assigned special assets.  When loans are scheduled to be moved to the special assets management group, they are assessed and assigned to the special assets officer best suited to manage that loan/asset.  The assigned special assets officer then begins the takeover and review process to determine the recommended action plan.  These plans are reviewed and approved by the senior credit officer and submitted for final approval.  In cases where the plan involves a loan restructure or modification, appropriate risk controls such as improved requirements for borrower/guarantor financial information, principal reductions or additional collateral or loan covenants specific to the project or borrower may be utilized to preserve or strengthen our position.  The group also manages the disposition of foreclosed properties from the pre-foreclosure deed steps to the management, maintenance and marketing efforts, with the objective of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult to attract retail deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the nine-month periods ended September 30, 2009 and 2008, and for the year ended December 31, 2008 (dollars in thousands).

	September 30, 2009		December 31, 2008		September 30, 2008
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand deposit accounts	$38,297	-	$41,920	-	$42,230	-
NOW accounts	39,481	0.51%	43,666	1.83%	44,116	1.94%
Money market and savings accounts	78,953	1.30%	121,919	2.62%	114,913	2.63%
Time deposits	547,676	3.03%	435,285	4.13%	433,782	4.21%

Total deposits	$704,407	2.53%	$642,790	3.42%	$635,041	3.49%

Core deposits, which exclude time deposits of $100,000 or more and municipal deposits, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $324.0 million and $357.1 million as of September 30, 2009, and December 31, 2008, respectively. The maturity distribution of our time deposits of $100,000 or more as of September 30, 2009, is as follows (dollars in thousands).

As of September 30,
2009
Three months or less	$58,955
Over three through six months	59,230
Over six through twelve months	130,374
Over twelve months	102,982
Total	$351,541

On April 27, 2009, our bank entered into a consent order with the OCC.  Additionally, on June 15, 2009, our holding company entered into a written agreement with the FRB which contains provisions similar to the articles in the bank’s consent order with the OCC.  Our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order. Our bank is undercapitalized and may not apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  During the twelve-month period ending September 30, 2010, $107.1 million of brokered deposits are scheduled to mature.  We are using cash and unpledged liquid investment securities as well as retail deposits gathered from our state-wide branch network to fund the maturity of our brokered deposits due to limitations imposed on other nontraditional funding sources as a result of the deterioration in our financial condition.

To combat the restrictions described above, we are focused on expanding our collection of core deposits.  Core deposit balances, generated from customers throughout our branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically much less costly than alternative fixed rate funding.  We believe that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities.  We work to increase our level of core deposits by actively cross-selling core deposits to our local depositors and borrowers.  As we grow our core deposits, we believe that our cost of funds should decrease, thereby increasing our net interest margin.

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds as of or for the nine-month period ended September 30, 2009, and as of or for the year ended December 31, 2008, including the amounts outstanding and their corresponding interest rates as of the end of each period, the maximum point for each component during the periods and the average balance and the average interest rate that we paid for each borrowing source for each period. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown
(dollars in thousands).

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Nine Months Ended September 30, 2009
FHLB advances	$66,034	3.06%	$88,309	$69,840	2.99%
Federal funds purchased & other borrowings	$-	-	$4,000	$3,865	0.52%
Junior subordinated debentures	$13,403	2.44%	$13,403	$13,403	3.38%
Long-term debt	$9,641	6.00%	$9,641	$9,593	6.20%

As of or for the Year Ended December 31, 2008
FHLB advances	$86,363	2.48%	$90,849	$60,538	3.39%
Federal funds purchased & other borrowings	$11,873	1.17%	$39,034	$14,906	2.22%
Junior subordinated debentures	$13,403	4.52%	$13,403	$13,403	5.51%
Long-term debt	$9,500	2.00%	$9,500	$4,459	4.65%

We have used these sources of borrowed funds in prior years to fund the growth of earning assets in excess of deposit growth.  However, due to the terms of the consent order that our bank entered into with the OCC on April 27, 2009, the majority of these sources are no longer available to us.  Our FHLB advance line of credit has been reduced to the outstanding balance with no further advances or renewals of maturing advances allowed.  During the twelve-month period ending September 30, 2010, $15.0 million of these advances will mature and be replaced with an alternate source of funding.

As of September 30, 2009, and December 31, 2008, we had short-term lines of credit with correspondent banks to purchase federal funds totaling $14.0 million and $28.0 million, respectively.  As of September 30, 2009 and December 31, 2008, securities with a carrying value of approximately $58.7 million and $80.3 million, respectively, were pledged to secure overnight borrowings with correspondent banks, and public deposits, and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding.

As of September 30, 2009, we had $13.4 million in floating rate junior subordinated debentures which were issued to unconsolidated subsidiary trusts.  Each trust’s sole purpose is to issue trust preferred securities and then use the proceeds to purchase debentures with terms essentially identical to the trust preferred securities from our holding company.  Interest payments on the debentures are payable quarterly.  So long as an event of default has not occurred, we may defer interest payments for up to 20 consecutive quarters.  We elected to defer the second quarter 2009 interest payments on the debentures to conserve cash at the holding company level.  Pursuant to the terms of the written agreement that our holding company executed with the FRB on June 15, 2009, we must obtain pre-approval from the FRB before paying any principal or interest payments, including payments on the debentures.   Therefore, we have also elected to defer the interest payments for the third and fourth quarters of 2009 and have provided appropriate notice of our election to defer interest payments to the trustee of each trust as required by the respective debentures.  We continue to accrue interest expense and, under the terms of the debentures, are required to bring the interest payments current in the first quarter of 2014.  While no interest payments are required until 2014, the restrictions contained in our written agreement with the FRB could ultimately result in a default under the provisions of the debentures.

As of September 30, 2009 and December 31, 2008, long-term debt of $9.6 million and $9.5 million, respectively, consisted of the balance due on our holding company’s line of credit with a correspondent bank.  During the fourth quarter of 2007, our holding company established this line of credit which is secured by the stock of our bank.  The line of credit, in an amount up to $15,000,000, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate.  The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009.  The line of credit was secured in connection with the terms of the Merger Agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the Merger and to fund general operating expenses for the holding company for 2008 and 2009.

Because of our unusually high amount of nonperforming loans and assets and our reduced profitability for 2008 and 2009, we are not in compliance with several of the related covenants governing the line of credit.  As a result, the interest rate on the line of credit was increased to 6% effective January 1, 2009 and the maximum line amount was reduced to the outstanding balance.  On August 26, 2009, we announced that we had reached an agreement in principle to modify the terms of the line of credit with our lender.  The modifications to the loan agreement would include revisions to the financial covenants which would cure existing covenant violations. Although there can be no assurances that we will be able to reach a definitive agreement with our lender, we believe that we will be able to do so. Until a definitive agreement is executed, all terms and conditions of the loan documents continue to exist and may be exercised at any time.

Capital Resources

General

Shareholders’ equity on September 30, 2009, was $7.2 million, as compared to shareholders’ equity on December 31, 2008, of $40.6 million.  The decrease between December 31, 2008, and September 30, 2009, reflects the loss recognized for the period ended September 30, 2009, primarily made up of provision for loan losses of $29.4 million due to chargeoffs recognized during the nine months ended September 30, 2009 on nonperforming assets.

The unrealized gain on securities available for sale as of September 30, 2009 reflects the change in the market value of these securities since December 31, 2008.  We believe that the change in the unrealized gain reflected as of September 30, 2009, was attributable to changes in market interest rates.   Our securities portfolio includes U.S. Government agency securities, mortgage-backed securities, and municipal securities as prescribed by our bank’s investment policy. We use securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and to satisfy the requirements related to our clearing account with the FRB, which were required beginning in June 2009.  The FRB requires us to maintain certain collateral balances with them to secure our daily cash clearing transactions, which began clearing directly through our FRB account in June 2009 following the announced closure of Silverton Bank, N. A.  As of September 30, 2009, the FRB held as collateral loans from our loan portfolio for construction and raw land totaling $14.6 million, with an FRB assigned collateral value of $9.4 million.  Due to our current high level of cash and cash equivalents and the availability of various liquidity sources, we intend to hold these securities to maturity.

We believe that our existing liquidity sources are sufficient to meet our short-term liquidity needs.  To ensure that our long-term funding needs are met, we continue to evaluate other sources of liquidity that may also qualify as regulatory capital, such as trust preferred securities, subordinated debt and common stock.  However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time, which may require management to more aggressively pursue other funding alternatives.   We seek to meet our bank’s daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term borrowing sources.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities combined and limited to 45% of Tier 1 capital, with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of September 30, 2009, the amount of our reserve for loan losses that was not included due to these limitations was approximately $16.4 million.  The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

We utilize trust preferred securities to meet our holding company’s capital requirements up to regulatory limits.  As of September 30, 2009, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue we contributed to our bank subsidiary the $13.0 million in cash proceeds from the sale of these securities.  On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, and up to 45% of Tier 1 capital when combined with qualifying preferred shares, with the excess includable as Tier 2 capital.  As of September 30, 2009, $1.8 million of the trust preferred securities qualified as Tier 1 capital.

Our holding company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, to be considered “adequately capitalized,” we must maintain a minimum total risk-based capital of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  However, so long as our bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains these minimum capital ratios.  The order also required the bank to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009.  However, we did not achieve these minimum capital levels by the deadline specified in the consent order.

The following table sets forth the holding company’s and the bank’s various capital ratios as of September 30, 2009, and December 31, 2008.  On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of September 30,		As of December 31,
	2009		2008
	Holding		Holding
	Co.	Bank	Co.	Bank
Total risk-based capital	2.69%	6.07%	8.65%	9.75%
Tier 1 risk-based capital	1.34%	4.79%	6.30%	8.48%
Leverage capital	0.93%	3.30%	5.20%	7.23%

               The decrease in our capital ratios from December 31, 2008, to September 30, 2009, is primarily due to the net loss recorded for the period ended September 30, 2009.  As a result of the terms of the executed consent order, we would no longer be deemed well-capitalized, regardless of our capital levels.  The FRB has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC. Please see Regulatory Matters under Note 1-Nature of Business and Basis for Presentation for further discussion of our capital requirements under the consent order with the OCC and the written agreement with the FRB.  Under the FDIC’s “Prompt Corrective Action” restrictions, our bank’s capital was classified as less than adequately capitalized due to the level of our total risk-based capital ratio as of June 30, 2009.  As a result of this classification, we have submitted a capital restoration plan to the OCC and are awaiting its approval.  As of the date of the filing of this report, there are no events or conditions that have occurred that would change our capital classification as of our September 30, 2009 regulatory report, which was consistent with our capital classification based on our June 30, 2009 regulatory reports.

Strategic Capital Plan

We have an active program for managing our shareholders’ equity.  Historically, we have used capital to fund organic growth, pay dividends on our preferred stock and repurchase shares of our common stock.  Our management team is focused on carefully managing the size of our loan portfolio to maintain an asset base that is supported by our capital resources.  Our objective is to produce above-market, long-term returns by opportunistically using capital when expected future returns are determined to be high and issuing or accumulating capital when such costs are perceived to be low.

As a result of recent market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted.  Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company.  While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility.   The consent order that we entered into with the OCC on April 27, 2009, contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, our bank is no longer deemed “well-capitalized”, regardless of its capital levels.  In addition, as of June 30, 2009, as a result of losses in the first six months of 2009, our capital levels had fallen below the minimum regulatory capital ratios for “adequately-capitalized” banks.  We are striving to achieve the capital levels imposed under the consent order by raising additional capital, limiting our growth, and selling assets.  We were not able to reach this capital goal by August 25, 2009.  However, we are diligently continuing to work with our financial and professional advisors to seek qualified sources of outside capital and achieving compliance with minimum capital requirements in the consent order.

Upon the execution of the bank's consent order with the OCC on April 27, 2009, we had 90 days to submit a written strategic plan and capital plan which increases the bank’s capital ratios to the minimum levels specified in the order within 120 days from the date of the order.  On July 24, 2009, our board submitted a written strategic plan and capital plan to the OCC covering the three-year period ending December 31, 2012. Based on discussions with the OCC regarding these plans and their correspondence to us dated August 28, 2009, we resubmitted our capital plan and strategic plan to the OCC on September 28, 2009 to incorporate recent developments in our business strategy and the impact of the change in our President and CEO on our operations.  Our board of directors will adopt these plans upon receiving a written determination of no supervisory objection from the OCC.

On June 15, 2009, our holding company entered into a written agreement with the FRB, which contains provisions similar to the articles in the bank’s consent order with the OCC.  On July 30, 2009, under the terms of the written agreement that we entered into with the FRB, we submitted a capital plan to the FRB.   This plan is designed to maintain sufficient capital on a consolidated basis and at the bank as a separate stand-alone entity.  While the plan is not required to contain a provision to obtain specific target capital ratios or specific timelines, the plan is required to address our current and future capital requirements, the bank’s current and future capital requirements, the adequacy of the bank’s capital taking into account its risk profile and the source and timing of additional funds to satisfy each entity’s future capital requirements. We resubmitted our capital plan to the FRB on October 5, 2009, to be consistent with the revised capital and strategic plans submitted to the OCC.  We will adopt the written capital plan within 10 days of its approval by the FRB.

Losses for the year ended December 31, 2008 and thus far in 2009 have adversely impacted our capital position by eroding our capital cushion.  We will need additional capital to absorb the probable future losses we will encounter as we continue removing the nonperforming assets from our balance sheet, given the particularly challenging real estate market.  As a result, we have been pursuing a plan to increase our capital in order to strengthen our balance sheet, satisfy the commitments we have made to our bank regulator in this area, and position us for future success.  In light of deteriorating economic conditions in the U. S., increased levels of nonperforming assets, and our level of losses, the need to raise capital in the short-term has become more critical to us.

During 2008, we formed a Strategic Planning Committee consisting of five members of our board of directors.  This committee meets frequently and has been authorized by the board of directors to monitor and make recommendations regarding the capital, liquidity and asset quality of our bank.

 Preferred Stock

On July 9, 2007, we closed an underwritten public offering of 720,000 shares of Series A Noncumulative Perpetual Preferred Stock at $25.00 per share.  Our net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million.  We used the net proceeds of the preferred stock offering to provide additional capital to support asset growth and the expansion of our bank’s branch network, to pay off the balance of $5 million on a revolving line of credit, and to partially fund the cash portion of the consideration to close the acquisition of Carolina National.

The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%.  Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors.  The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and prior to the first quarter of 2009, we had paid quarterly dividends of $326,250.  Our board of directors did not declare a dividend for the first, second or third quarter of 2009.  Under the terms of the written agreement entered into with the FRB on June 15, 2009, we must seek prior written approval of the FRB before declaring or paying any dividends to our preferred shareholders.

As of September 30, 2009 and December 31, 2008, 713,600 and 720,000 shares of preferred stock were outstanding respectively.  During the nine months ended September 30, 2009, 9,142 shares of common stock were issued to convert 6,400 preferred shares at the exchange ratios specified in the terms of the preferred stock offering, resulting in a reduction of preferred shares outstanding.  We have set as an objective in our strategic plan to renegotiate or restructure our senior capital obligations in reaching our goal of strengthening our capital structure to support our current and future operations.  Conversion of our preferred stock to common stock is an option that may be pursued as part of our action steps to achieve this objective which would increase our common shares outstanding if additional preferred shares are converted.

Dividends

Since our inception, we have not paid cash dividends on our common stock.  Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank.  However, restrictions currently exist, including within the consent order we signed with the OCC, that prohibit our bank from paying cash dividends to the holding company.  Regardless of the restrictions imposed by the consent order, all dividends from our bank subsidiary to our holding company are subject to prior approval of the OCC and are payable only from the undivided profits of our bank.

We distributed 3-for-2 stock splits on March 1, 2004, and January 18, 2006.  We also have distributed shares of our common stock through stock dividends.  On May 16, 2006, we issued a stock dividend of 6% to shareholders of record as of May 1, 2006.  On March 30, 2007, we issued a stock dividend of 7% to shareholders of record as of March 16, 2007.  We may distribute future stock splits and dividends based on our evaluation of a number of factors, including our financial performance and projected capital and earnings levels.

Employee Share Ownership Programs

We encourage employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”).  The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success.   Under the Stock Option Plan, options for 600,341 shares of common stock were authorized for grant including 141,374 stock options from the Carolina National merger.  As of September 30, 2009, 304,387 options were outstanding, with no shares granted under the Stock Incentive Plan in the quarter or nine months ended September 30, 2009.

 On August 24, 2009, we entered into an employment agreement with our new bank and holding company President and Chief Executive Officer, J. Barry Mason.  This employment agreement was structured not only to retain and incentivize him as a key officer, but also to ensure that his interests align with the interests of the shareholders.  Pursuant to this employment agreement and consistent with the terms of a stock award agreement executed on September 30, 2009, we granted Mr. Mason options to purchase one million shares of our common stock for an exercise price of $1.00 per share.  These options are not incentive stock options as defined by Section 422 of the Internal Revenue Code and vest ratably over each of the next three years ending August 24, 2012. These options expire unless exercised on or before August 24, 2019.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock.  As of September 30, 2009, the ESOP owned 44,912 shares of our stock, of which 34,065 shares were pledged to secure the loan.  The remainder of the shares is being allocated on an annual basis to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of  $478,000 from shareholders’ equity as of  September 30, 2009 and December 31, 2008, which is included in Unearned Equity Compensation in the accompanying consolidated balance sheets.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the board compensation committee.  A total of 320,000 shares of common stock have been reserved for issuance under this plan.

Pursuant to the employment agreement and stock award agreement with Mr. Mason, on September 30, 2009, we granted Mr. Mason 250,000 shares of restricted common stock which vest ratably over a five-year period and contain other terms generally consistent with the terms outlined in the First National Bancshares, Inc. 2008 Restricted Stock Plan.  The annual compensation expense for these shares will be approximately $48,000, which was arrived at by calculating the fair value of the shares based on the market price on the date of the grant.  For the three months and nine months ended September 30, 2009, we recorded $5,000 in expense related to the vesting of these shares.  Total remaining compensation expense for these shares will be approximately $235,000, which was arrived at by assigning a fair value of $240,250 based on the market price of our common stock on the date of the grant.  This expense will be recognized over the vesting period of the shares at a rate of approximately $48,000 per year on the anniversary date of the grant.  Total unearned compensation expense for these shares as of September 30, 2009 is $240,000 and is included in unearned equity compensation in the accompanying unaudited consolidated balance sheet as of September 30, 2009.

Share Repurchase Program

 From time to time in prior years, our board of directors previously had authorized us to repurchase shares of our common stock pursuant to a formal share repurchase program which expired on November 30, 2008.  Currently, we must seek prior written approval of the FRB under the terms of the written agreement that our holding company entered into with the FRB on June 15, 2009, before repurchasing shares of our common stock.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the nine-month periods ended September 30, 2009 and 2008, and for the year ended December 31, 2008:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
Return on average assets	(5.45)%	(5.43)%	(0.31)%
Return on average equity	(141.25)%	(54.01)%	(3.12)%
Equity to assets ratio	3.86%	10.06%	9.88%

               The ratios shown above reflect a net loss for each period presented.   For the nine months ended September 30, 2009, our increased net loss resulted in even more negative returns on average assets and average equity.  The ratios as of September 30, 2009, reflect the net loss we recorded for the period, partially offset by the decrease in our average assets.

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

As of September 30, 2009 and December 31, 2008, we had issued commitments to extend credit of $62.0 million and $145.9 million, respectively, through various types of commercial and consumer lending arrangements, the majority of which are at variable rates of interest.  Standby letters of credit totaled $1,251,000 and $2,061,000, as of September 30, 2009 and December 31, 2008, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.   The effect of these commitments to provide credit on our revenues, expenses, cash flows, liquidity, and capital resources cannot be reasonably predicted because there is no guarantee that the commitments will ever be used.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

              We closed our wholesale mortgage division on September 2, 2009 as part of our plan to reduce the size of our balance sheet to improve our capital ratios.  The balance of mortgage loans held for sale of $1.4 million reflected on the balance sheet as of September 30, 2009, represents loans that had been closed but had not yet sold as of the balance sheet date.  As of September 30, 2009, there were no off-balance sheet commitments for mortgages with locked interest rates that had not yet funded as compared to $49.1 million as of December 31, 2008.

              Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

General

              Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds at a reasonable cost by increasing liabilities in a timely manner and without adverse consequences.  Liquidity management involves maintaining and monitoring our sufficient and diverse sources and uses of funds in order to meet our day-to-day and long-term cash flow requirements while maximizing profits and maintaining an acceptable level of risk under both normal and adverse conditions.  These requirements arise primarily from the withdrawal of deposits, funding of loan disbursements and payment of operating expenses.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made.  However, net deposit inflows and outflows are far less predictable as they are greatly influenced by general interest rates, economic conditions, and competition, and are not subject to nearly the same degree of control.  Management has policies and procedures in place governing the length of time to maturity on its earning assets, such as loans and investments, which state that these assets are not typically utilized for day-to-day liquidity needs.  Therefore, our liabilities have generally provided our day-to-day liquidity in the past.

              We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions.  This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.     A number of our short-term and long-term liquidity sources have been limited following execution of the consent order with the OCC on April 27, 2009.  Management has prepared forecasts of our available sources of funds, which are primarily retail deposits and liquid unpledged assets on our balance sheet, and our projected uses of funds during 2009 and 2010.  We believe that the sources available are sufficient to meet our projected liquidity needs for these time periods.

Deposit Strategy

              Prior to 2009, our liquidity had decreased over the past several years, primarily as a result of funds needed to support the growth of our loan production offices.  In addition, the demand for retail deposits has increased in recent months due to the tightness of liquidity in current financial markets, which also creates more liquidity risk.  These conditions have challenged us to maximize the various funding options available to us.  Since December 31, 2008, our liquid, unpledged assets have substantially increased as we have executed our strategy to increase our short-term liquidity position.  In April 2009, we raised approximately $150 million of brokered deposits laddered over a one- to two-year time horizon.  This liquidity was raised at a time of great uncertainty for all financial companies in the United States as even the largest banking companies were believed to be on the verge of failure or nationalization.  We have begun aggressively working to reduce our dependency on brokered deposits.  Since April 30, 2009, our brokered deposits have decreased by $93 million and were $189.1 million as of September 30, 2009.

              In addition to our overnight and short-term borrowing options, we emphasize deposit growth and retention throughout our retail branch network to enhance our liquidity position.   In pricing our retail deposits, we must comply with federal restrictions contained in the consent order on the interest rates we may offer to our depositors.  Under these restrictions, we may pay up to 75 basis points more than the average rate for each deposit type in our markets.  These restrictions are potentially significant to us due to our historical practice of paying above average rates on deposits, particularly certificates of deposit.

On May 29, 2009, the FDIC approved a final rule effective January 1, 2010, that amends its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.”  Under this rule, affected depository institutions, such as our bank, would be allowed to pay a “national rate” plus 75 basis points, and the FDIC would set and publish the national rate.  To compute the national rate, the FDIC would use all the data that was available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product.  Banks that are not “well-capitalized” would then be limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.  We do not know the impact that the final rule will have on our bank.  However, we have historically paid above-average rates locally and, as a result, the restrictions on our interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.

              As background, the market for retail deposits in the South Carolina markets, where our thirteen branches are located, is very competitive and includes a high proportion of community financial institutions, in addition to larger, money center banks.  As our needs for additional funding have grown over the past several years, we have implemented several different deposit gathering strategies to reduce our reliance on brokered deposits, including building new branches.  Six of our thirteen branches have been open for less than three years and we believe these branches have potential for future retail deposit growth.  We have typically paid above-average rates in building the base of deposits for these branches.  This strategy may make us vulnerable to the restriction imposed by the consent order on the level of interest rates that we offer.  We believe that our ability to attract deposits is, in part, a function of our ability to continue to offer rates above the average rates in our markets.  To the extent that we are restricted from offering above-average retail deposit rates, our liquidity may be negatively impacted, possibly materially.

           Throughout 2009, we have launched several very successful retail deposit specials to lessen our current and future dependence on wholesale funding.  These specials have lasted a short period of time, have offered attractive terms for new money to the bank, and have produced positive results by increasing market exposure and boosting liquidity.  As a result of the increase in retail and brokered deposits during 2009, our cash and cash equivalents had increased to $112.9 million, or 14.4% of total assets as of September 30, 2009, from $7.7 million or 1.0% of total assets as of December 31, 2008.

              We are also participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing deposit transaction accounts, regardless of dollar amount, which is a useful tool in attracting and retaining demand deposit accounts.  A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover the noninterest bearing transaction account.  We elected to participate in the TAGP to further enhance our existing deposit base and to assist us in attracting new deposits.  The TAGP is currently scheduled to end on June 30, 2010, but may be extended by the FDIC, which previously extended the program’s anticipated expiration from December 31, 2009.

              Investment securities may provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances; however, the primary objective for investment securities is to serve as collateral for public deposits, which limits their availability as a liquidity source.

Wholesale Funding

              Our ability to maintain and expand borrowing capabilities also has served as a source of liquidity in the past.  We have utilized certain nontraditional funding sources as they have been available to us to compensate for this increased liquidity risk.  The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal ALCO meeting:

•
Federal Funds Purchased – funds are purchased from up-stream correspondent financial institutions when the need for overnight funds exists.  These lines are available for short-term funding needs only.  In the past, these lines required no collateral.  However, as a result of our weakened financial condition, we have pledged investment securities as collateral for our federal funds purchased.  These lines of credit are generally somewhat less expensive than longer-term funding options.

•
FHLB Advances – this source of borrowing offers both long-term fixed and adjustable borrowings, typically at very competitive rates, as well as overnight borrowing capacity, all subject to available collateral.  This source of borrowing requires us to be a member of the FHLB, and as such, to purchase and hold FHLB stock as a percentage of the funds borrowed.  Our participation in the FHLB advance program has been restricted by our credit rating with the FHLB.

•
CD Programs – these programs have historically been known as brokered deposits.  Various terms are available, and in considering the various CD program options, management balances our current interest rate risk profile with our liquidity demands.  Because of the agreements currently in place with our regulators, our ability to access brokered deposits through the wholesale funding market is restricted at this time.

•
Reverse Repurchase Agreements – this source of funds relies on our investment portfolio as collateral in borrowing from an up-stream correspondent.  Reverse repurchase agreements involve overnight borrowings with daily rate changes.  This funding source has become restricted over the past twelve months due to tightened liquidity in the financial markets.

              We have been notified by the FHLB that it will not allow future advances to us or allow us to renew maturing advances while we are operating under our current regulatory enforcement action.  As of September 30, 2009, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $65,919,000, in addition to securities totaling $19,471,000 were pledged as collateral for FHLB advances outstanding of $66,034,000.    A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances.  We primarily rely on our existing loan portfolio for this collateral.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system, which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which have further reduced our borrowing capacity.

               Our bank’s most recent regulatory safety and soundness examination was completed in November 2008.  Based on information included in the resulting report and due to the consent order we executed with the OCC on April 27, 2009, our ability to access brokered deposits through the wholesale funding market is restricted.  This action restricted our bank’s ability to accept, renew or roll over brokered deposits without being granted a waiver of this prohibition by the FDIC.  Since we became undercapitalized as of August 14, 2009, based on our capitalization as of June 30, 2009, we are no longer eligible to apply for a waiver from the FDIC to accept brokered deposits.

              Historically, we had planned to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities as well as nontraditional funding sources.  However, in recent months, the effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted.  In the future, we plan to reduce our reliance on the wholesale funding market for deposits and capitalize on existing and new retail deposit markets through our statewide network of thirteen full-service branches. In addition, the bank maintains federal funds lines of credit with correspondent banks that totaled $14.0 million and $28.0 million as of September 30, 2009 and December 31, 2008, respectively.  Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all of our available funding options, as well as the associated costs.  Our overnight lines historically have been tested at least once each quarter to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent.

Liquidity Risk Management

               Liquidity risk is the possibility that our cash flows may not be adequate to fund our ongoing operations and allow us to meet our commitments in a timely and cost-effective manner.  Since liquidity risk is closely linked to both credit risk and market risk, many of the risk control mechanisms used to manage these risks also apply to the monitoring and management of liquidity risk.  We measure and monitor liquidity on a regular basis, allowing us to better understand, predict and respond to balance sheet trends.

               A comprehensive weekly liquidity analysis serves management as a vital decision-making tool by providing a summary of anticipated changes in loans, investments, core deposits, wholesale funds and construction commitments for capital expenditures.  This internal funding report provides management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.  This liquidity analysis acts as a cash forecasting tool and is subject to certain assumptions based on past market and customer trends, as well as other information currently available regarding current and future funding options and various indicators of future market and customer behaviors.  Through consideration of the information provided in this weekly report, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources.

               We have revised our comprehensive liquidity risk management program as required by the consent order with the OCC.  This program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors and the OCC. The program also contains a contingency funding plan that forecasts funding needs and funding sources under different stress scenarios. This plan details how the bank will comply with the restrictions in the order, including the restriction against brokered deposits, as well as requires reports detailing all funding sources and obligations under best case and worse case scenarios.

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

Interest Rate Risk

              Interest rate risk is one of the most significant risks to which we are regularly exposed.  Interest rate risk is defined as the potential for loss resulting from adverse changes in the level of interest rates on our net interest income.  Asset liability management is the process by which we manage our interest rate risk, specifically by monitoring and controlling the mix and maturities of our assets and liabilities.  The essential purposes of asset liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize the potentially adverse impact on earnings and capital from changes in market interest rates.  Our ALCO monitors and manages our exposure to interest rate risk through the review of reports prepared by management using a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities)  These simulations provide a test for embedded interest rate risk and take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors.  We give careful attention to our assumptions and have recently implemented a detailed model that interfaces with our core processing system to model the impact of changes in assumptions on individual assets and liabilities.

              The results are compared to risk tolerance limits set by ALCO policy.  Our policy specifies that if interest rates were to shift gradually up or down 100 or 200 basis points, estimated net interest income for the subsequent 12 months should change by less than 7% and 15%, respectively.  As of September 30, 2009 and December 31, 2008, our estimated net interest income changes were within these guidelines.  The ALCO meets quarterly and consists of members of the board of directors and senior management of the bank.  The ALCO is charged with the responsibility of managing our exposure to interest rate risk by maintaining the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board-approved limits.  The ALCO also reviews and approves interest rate risk, and liquidity management programs.

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

               We have adopted a revised interest rate risk management program to comply with the consent order with the OCC. The program establishes adequate management reports on which to base sound interest rate risk management decisions as well as sets the strategic direction and tolerance for interest rate risk. The program also requires tools to measure and monitor performance and the overall interest rate risk profile to be implemented while utilizing competent personnel and setting prudent limits on interest rate risk.

The following table sets forth information regarding our interest rate sensitivity as of September 30, 2009, for each of the time intervals indicated using a static gap analysis.  It is important to note that certain shortcomings are inherent in static gap analysis.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates (dollars in thousands).

	Within three months	After three but within twelve months	After one but within five years	After five years	Total
Interest-earning assets
Federal funds sold and other	$118,047	$-	$-	$-		$118,047
Investment securities	10,594	19,413	30,447	25,293		85,747
Loans	392,842	40,043	136,177	8,596		577,658
Total interest-earning assets	$521,483	$59,456	$166,624	$33,889		$781,452

Interest-bearing liabilities
NOW, savings and money market accounts	$95,031	$-	$-	$-		$95,031
Time deposits	105,070	326,511	121,355	317		553,253
FHLB advances	1,000	14,052	30,982	20,000		66,034
Junior subordinated debentures and long-term debt	23,044	-	-	-		23,044
Total interest-bearing liabilities	$224,145	$340,563	$152,337	$20,317		$737,362

Period gap	$297,338	$(281,107)	$14,287	$13,572	$
Cumulative gap	$297,338	$16,231	$30,518	$44,090	$
Ratio of cumulative gap to total interest-earning assets	38.05%	2.08%	3.91%	5.64%

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

Quantitative and Qualitative Disclosures about Market Risk

             Market risk is the potential loss arising from adverse changes in market prices and rates that principally arises from interest rate risk inherent in our lending, investing, deposit gathering, and borrowing activities.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. Interest rate risk may directly impact the earnings generated by our interest-earning assets or the cost of our interest-bearing liabilities, thus directly impacting our overall level of net interest income.  We are also exposed to market risk through changes in fair value and other than temporary impairment of investment securities available for sale.  Changes in fair value of investment securities available for sale are recorded through other comprehensive income each quarter.  Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not normally arise in the normal course of our business.

Our primary market risk is interest rate risk.  Interest rate risk arises from differing maturities or repricing intervals of interest-earning assets or interest-bearing liabilities and the fact that rates on these financial instruments do not change uniformly.  We actively monitor and manage our interest rate risk exposure. The principal interest rate risk monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given time period.  Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.  We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability-sensitive.

              As of September 30, 2009, we were asset sensitive over a one-year time frame.  Our goal is to have the net interest margin increase slightly in a rising interest rate environment.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.  Therefore, we also utilize the income simulation method to analyze the expected changes in income in response to changes in interest rates.

Recently Issued Accounting Pronouncements

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

                  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

              In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

                 SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  We do not expect the standard to have any impact on our financial position.

             The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for us and will have no impact on our financial position or operations.

             ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  We do not have investments in such entities and, therefore, there will be no impact to our financial statements.

              ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  We do not expect the update to have an impact on our financial statements.

              Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   We have no plans to issue convertible debt and, therefore, do not expect the update to have an impact on our financial statements.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         Risk Factors.

Not applicable.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

Securities Sold	Underwriters and Other Purchasers	Consideration	Exemption from Registration Claimed	Terms of Conversion or Exercise

550,500 shares of Common stock and 137,625 Warrants for Common Stock on August 24, 2009	Every member of First National Bancshares, Inc.'s Board of Directors	$550,500	Exemption provided by Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.	Each Warrant is exercisable into one share of Common Stock for $1 per share for a period of three years upon date of issuance.

Item 3.            Defaults Upon Senior Securities.

None

Item 4.            Submission of Matters to a Vote of Security Holders.

None

Item 5.            Other Information.

None

Item 6.            Exhibits.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

3.1	Amendment to Articles of Incorporation dated August 13, 2009.(1)

10.1	Employment Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason.

10.2	Noncompete Agreement dated September 18, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason.

10.3	Stock Award Agreement dated September 30, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2009, filed on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date:	October 30, 2009	By: /s/ J. Barry Mason
J. Barry Mason
President and Chief Executive Officer

Date:	October 30, 2009	By: /s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

3.1	Amendment to Articles of Incorporation dated August 13, 2009.(1)

10.1	Employment Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason.

10.2	Noncompete Agreement dated September 18, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason.

10.3	Stock Award Agreement dated September 30, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason.

(1)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2009, filed on August 14, 2009.