Form 10-K
period 2009-12-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2010-03-10
CIK 1095274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file no. 000-30523

First National Bancshares, Inc.
 (Exact name of registrant as specified in its charter)

South Carolina	58-2466370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 N. Pine St. Spartanburg, S.C.	29302
(Address of principal executive offices)	(Zip Code)

864-948-9001
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock $0.01 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the common stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the price at which the common stock was last sold was $5,438,625, as of the last business day of the registrant’s most recent completed second fiscal quarter.

8,152,321 shares of the registrant’s common stock (including 106,981 treasury shares owned by the registrant) were outstanding as of March 5, 2010 (the latest practicable date).

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMPORTANT INFORMATION ABOUT THIS REPORT

In this report, the words “First National,” “Company,” “we,” “us” and “our” mean First National Bancshares, Inc. including First National Bank of the South, our wholly-owned national bank subsidiary.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements.  Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital and profitability;

•	whether our lender will exercise the remedies available to it in the event of default on the line of credit to our holding company;

•	our ability to retain our existing customers, including our deposit relationships;

•	restrictions and prohibitions in current or future regulatory orders, directives or similar documents;

•	adequacy of the level of our allowance for loan losses;

•
reduced earnings due to higher credit losses generally and specifically because losses in our residential real estate loan portfolio are potentially greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amounts of chargeoffs on loans;

•	the rates of historical loan growth and the lack of seasoning of our loan portfolio;

•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or regulatory requirements;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•
general economic conditions, either nationally or regionally and especially in our primary service areas, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in deposit flows;

•	changes in monetary and tax policies;

•	changes in accounting principles, policies or guidelines;

•	our ability to maintain effective internal control over financial reporting;

•	our reliance on secondary funding sources to meet our liquidity needs;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities or other military actions;

•	changes in the securities markets;

•	reduced earnings from not realizing the expected benefits of the acquisition of Carolina National (as defined below) or from unexpected difficulties integrating the acquisition; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

These risks are exacerbated by developments over the past 24 months in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  During 2008 and 2009, the capital and credit markets continued to experience volatility and disruption.   There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

PART I

Item 1.         Business.

First National Bancshares, Inc.

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, referred to herein as the "Bank." We maintain our corporate headquarters in Spartanburg, South Carolina, and we operate a network of full-service branches in select markets across the state of South Carolina.  We have been adversely affected by the recent collapse of the market economy, and our bank subsidiary is significantly undercapitalized, primarily as a result of its increased provisions for loan losses during 2008 and 2009.

Our assets consist primarily of our investment in the Bank, and our primary activities are conducted through the Bank.  As of December 31, 2009, our consolidated total assets were $717.7 million, our consolidated total loans were $537.2 million, and our consolidated total deposits were $641.5 million.

Our net income or loss is dependent primarily on our net interest income or loss, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Our net income or loss is also affected by our noninterest income, derived principally from service charges and fees on deposit and loan accounts and fees earned upon the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.  In addition, the provision we record for loan losses to maintain an adequate allowance for loan losses significantly contributed to the losses we have incurred during 2008 and 2009.

Our operations are also significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in our market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market interest rates (primarily the rates paid on competing investments), account maturities, and the levels of personal income and savings in our market areas.

As part of our previous strategic plan for growth and expansion, we executed the acquisition of Carolina National Corporation (“Carolina National”) effective January 31, 2008, (the “Merger”).  Through the Merger, Carolina National’s wholly-owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National and, as of the close of business on February 18, 2008, was merged with and into the Bank.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

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

We rely on our statewide branch network as a vehicle to deliver products and services to our customers.  While we offer traditional banking products and services to cater to our customers and generate noninterest income, we also provide a variety of unique options to complement our core business features.  Combining these options with standard features allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  We have offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company (“Colonial Trust”), a South Carolina private trust company established in 1913.    Through a more recent alliance with WorkLife Financial, we offer business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services, through a fee-based arrangement which provides residual income to us.  In addition, we earn income through the origination and sale of residential mortgages.  Management believes that each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance the Bank’s financial position with noninterest income, as management believes they are less directly impacted by current economic challenges.

Since 2003, we have expanded into four additional markets in South Carolina.  In 2004, we opened our first full-service branch in South Carolina’s coastal region.  In 2007, we expanded into the Greenville market in the upstate of South Carolina.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, we opened our fifth full-service branch in the Columbia market in Lexington.  In May of 2009, we opened our first full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

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

Our Business Strategy

Since the first quarter of 2008, we have observed the deterioration in national and regional economic indicators and declining real estate values, as well as slowing real estate sales activity in our markets.  As a result of these worsening economic conditions, the level of our problem assets has increased over the past eighteen months.  Consequently, our loan loss provision increased from $20.5 million for the year ended December 31, 2008 to $39.7 million for the year ended December 31, 2009.  In response to the changing business climate, we have modified our asset growth plan from historic levels and updated our business strategy based on the following principles:

Strengthen our capital base.

We need to raise additional capital, which we have already begun to accomplish through a private placement common stock offering. On August 24, 2009, our directors purchased 550,500 shares of common stock and 137,625 warrants at $1.00 per share as part of this offering which we recorded as a capital contribution to our bank subsidiary.  We are implementing a strategy to increase our capital ratios through several actions, including:

•	offering additional equity or debt instruments to prospective investors through public or private offerings;

•	renegotiating our holding company’s senior capital obligations (preferred stock and senior debt);

•	potentially divesting selected branch locations, including associated loans and deposits; and

•	shrinking our loan portfolio through loan run-off and problem asset resolution.

Through these steps, we believe we can return to being well capitalized, cease being deemed to be in troubled condition, and ultimately be released from the restrictions imposed on us as a result of the consent order we have entered into with the Office of the Comptroller of the Currency (“OCC”) (the Bank’s primary federal regulator) and the written agreement we have entered into with the Federal Reserve Bank of Richmond (the “FRB”) (our holding company's primary federal regulator).  See Exhibit 10.2 to our Form 10-K for the year ended December 31, 2008 and Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2009 for a more detailed discussion regarding the consent order and written agreement, respectively.

Improve asset quality by reducing the amount of our nonperforming assets.

To improve our results of operations, our primary focus is to significantly reduce the amount of our nonperforming assets.  Nonperforming assets decrease our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of our staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) had increased to $137.3 million as of December 31, 2009, as compared to $75.5 million as of December 31, 2008.  In addition, as of February 26, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.4 million, which will reduce nonperforming assets to $134.9 million.  Also, as of December 31, 2009, approximately $128.0 million of our loan portfolio was comprised of either loans not accruing interest or loans past due 90 days or more and still accruing interest as compared to $69.1 million of our loan portfolio as of December 31, 2008.  We believe that the increase in the level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of our commercial loans are for residential real estate projects.

We have moved aggressively to address this issue by increasing our reserves for losses and directing the efforts of an entire team of bankers and experienced workout specialists solely to managing the liquidation of nonperforming assets.  This team is actively pursuing remedies with borrowers, including foreclosure, to hold the borrowers accountable for the principal and interest owed under the terms of the personal guarantees that were made when the loans were originated.  This group allows our Credit Administration team to focus on managing the performing loan portfolio and transfers responsibility for resolving problem loans away from the originating or managing lender.  During the last six months of 2009, these efforts led to a significant reduction in the level of loans 30 to 89 days past due of approximately 87% from $50.4 million as of June 30, 2009 to $6.7 million, as of December 31, 2009.   First National has successfully resolved approximately $51.2 million of its problem assets since March 31, 2009, and currently has approximately $2.4 million of problem assets pending resolution.  In addition to our loan loss reserves as of December 31, 2009, we have written down the nonaccrual loans as of December 31, 2009 by approximately $22.5 million as of December 31, 2009 through chargeoffs to our allowance for loan losses.

With the assistance of a third party loan review firm, we conducted several thorough reviews of our loan portfolio during 2009, including both nonperforming loans and performing loans.  We believe that the reserves recorded in our allowance for loan losses as of December 31, 2009 are adequate to cover losses inherent in the portfolio as of that date. However, future valuation adjustments may be necessary based on potential future events such as short sales and bulk asset sales which typically require deeper discounts.  If these potential losses are realized, we will require additional capital to fund these losses.

It is our goal to remove the majority of the nonperforming assets from our balance sheet as quickly as possible while still obtaining reasonable value for these assets.  Given the current conditions in the real estate market, accomplishing this goal is a tremendous undertaking requiring both time and the considerable effort of our staff, but we are committed to continue devoting significant resources to these efforts.  Additional provisions for loan losses may be required during 2010 to implement this part of our business strategy since we will likely be required to accept discounted sales prices below appraised value to quickly dispose of these assets.

Increase operating earnings while maintaining adequate liquidity.

Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise.  These strategies involve changing the mix of our earning assets without growing our balance sheet.   Specifically, we are attempting to reduce the level of nonperforming assets, diversify our loan and deposit mix, control our operating expenses, improve our net interest margin and increase fee income.  We are currently maintaining excess liquidity on our balance sheet in the form of cash and unpledged securities to strengthen our liquidity position as we reduce our dependency on wholesale funding. While this strategy has reduced our net interest income in 2009, our net interest margin is projected to increase during 2010 as we fund maturing brokered deposits with excess cash, and our liquidity returns to a more normal level.  We do not expect our balance sheet to grow over the next twelve months as we reduce the excess liquidity on our balance sheet and dispose of nonperforming assets, which may require us to record additional provisions for loan losses.  In fact, our balance sheet is projected to continue to shrink during this period as we execute strategic branch divestitures, including loans and deposits, to further reduce our asset base and improve our capital ratios.  We closed our wholesale mortgage lending division on September 2, 2009, which has also lowered our asset base, improving our capital ratios.  We are also reducing the concentration of commercial real estate loans and construction loans within our loan portfolio and have generally ceased making new loans to homebuilders.   We have tightened our loan approval policies for new loans and are carefully evaluating renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best and most profitable customer relationships.

The benefits of this new approach to the size and composition of our balance sheet include more disciplined loan and deposit pricing going forward on new business as well as on current loans and deposits as they reprice and renew, which we believe should result in subsequent net interest margin expansion.  From March 1, 2010 through December 31, 2010, we have $383.7 million of time deposits, with a weighted average interest rate of 2.43%, that will reprice at current market rates as they mature.     Included in the $383.7 million are $112.0 million of brokered deposits which will not be renewed.  Additionally, we have $90.8 million of loans that are maturing from March 1, 2010 through December 31, 2010.  The majority of these loans were initially made at a rate variable with the Wall Street Journal prime rate, which is currently 3.25%.  We have begun to put floors, or minimum interest rates, in our variable rate loans at renewal.   Furthermore, we will look to cheaper sources of funding as they become available to us.

Aggressively manage operating costs and increase fee revenue.

Although we have always focused on controlling our operating expenses and managing our overhead to an efficient level, given the continued challenges of the economy, we embarked on an even more aggressive expense reduction campaign in 2009 that we believed would save us over $5 million in annual expenditures.  We believe that we have reached this level of efficiency as of December 31, 2009, excluding expenses for elevated Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, as well as professional fees paid to advisors, which should begin to decrease in 2010 if our financial condition improves.   To achieve this goal, management has reduced salary and benefits expense by eliminating a number of positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to aggressively reduce noninterest expenses.   We use our centralized purchasing function to negotiate favorable rates on purchases throughout our branch network.  We make every effort to partner with vendors who maintain a relationship with our bank as a customer, shareholder, or both.  Using a centralized purchasing function allows us to more actively monitor and tightly control our noninterest expenses in all areas of the bank.

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

To date, our noninterest income sources have primarily consisted of service charge income on loan and deposit accounts, mortgage banking related fees and commissions, and fees from joint ventures to provide financial services to our customers.  We seek to provide a broad range of products and services to our customers while simultaneously attempting to increase our fee-based income as a percentage of our gross income (net interest income plus noninterest income).  Additionally, we will actively pursue future opportunities to increase fee-based income as they arise.  We will seek to increase the amount of noninterest income from traditional sources by increasing demand deposit accounts through expanded targeted product marketing campaigns, which, in turn, will increase deposit service charge income.  We also project that fees and service charges on loans will increase with growth in our performing loan portfolio as nonperforming assets are removed from our balance sheet and our capital ratios improve.  We are emphasizing collection of origination fees and processing fees on new and renewing loans in our portfolio.  These efforts are projected to bring the amount of fees collected on deposit and loan accounts more in line with the market and we believe these efforts will not have a negative effect on our potential for loan or deposit growth.  We expect that these efforts will help bolster our noninterest income in future periods.

Continue to increase local funding and core deposits.

We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered time deposits and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).  We are focused on increasing the percentage of our balance sheet funded by local depositors while we reduce the level of wholesale funding on our balance sheet.  Based on our capitalization as of December 31, 2009, we are not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  In addition, our ability to borrow funds from the FHLB has been restricted following the FHLB’s quarterly review of our assigned credit risk rating for the fourth quarter of 2008.

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

Our team of experienced retail bankers is focused on strengthening our relationships with our retail customers to grow core deposits.  We also believe that the new customer relationships generated by our new president and chief executive officer, J. Barry Mason, will contribute significantly to our core deposit growth.  We hold our retail bankers accountable for sales production through our targeted officer calling program which includes weekly sales calls as well as organized tracking and reporting of these activities.  Additionally, our customer-focused sales training emphasizes product knowledge and enhanced customer service techniques.

We generate local deposits through a combination of competitive pricing and extensive personal and commercial relationships in the local market.  Five of our branches are less than three years old, and we expect those branches to increase their levels of deposits in the next twelve to eighteen months.  Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts and money market accounts.

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

We seek to compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities.  We believe that we can continue to deliver our level of superior customer service during this challenging period of time.  We emphasize to our employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities we serve.  Mr. Mason, our new president and CEO, shares this approach to community banking, and we plan to target his network of customer relationships to diversify our loan and deposit base.

Our organizational structure allows us to provide local decision-making consistent with our community banking philosophy.  Our regional boards are comprised of local business and community leaders who act as ambassadors for us in their markets and help generate referrals for new business for the bank.  These board members also provide us with valuable insight on the financial needs of their communities, which allows us to deliver targeted financial products to each market.

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

Columbia’s central location in the state and convenient access to I-20, I-26, and I-77 make this area one of the fastest growing areas in South Carolina according to U.S. Census data. Home to the state capital, the University of South Carolina, and a variety of service-based and light manufacturing companies, this area provides a growing and diverse economy. According to SNL Financial (“SNL”), Columbia had an estimated population of 368,527 residents as of July 1, 2009, and is projected to grow 7.1% from 2009 to 2014. The South Carolina Department of Commerce reports that Richland County attracted over $442.0 million in announced capital investment since 2000. As of June 30, 2009, FDIC-insured institutions in Richland County and the Columbia metropolitan area had approximately $9.91 billion and $14.2 billion in deposits, respectively.

In connection with the Merger, our balance sheet reflects intangible assets consisting of core deposit intangibles and purchase accounting adjustments to reflect the fair valuation of loans, deposits and leases reduced by the appropriate amortization expense recorded since the date of the Merger. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangible is being amortized over a ten-year period using the declining balance method. Adjustments recorded to the fair market values of loans and certificates of deposit are being recognized beginning with the effective date of the Merger, January 31, 2008, over 34 months and 5 months, respectively. Adjustments to leases are being amortized over the terms of the respective leases. See further discussion in Note 1- Summary of Significant Accounting Policies and Activities for additional information on purchase accounting adjustments and intangible assets associated with the Merger.

We recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of our annual testing of the goodwill initially recorded in the Merger for impairment, as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, we were required to perform the second step of the analysis to determine the amount of the impairment.  We prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, we determined that no amount of the net asset value could be allocated to goodwill and recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.   Our regulatory capital ratios were not affected by this noncash impairment charge.

Our Market Areas

To execute our strategic plan, we have organized our banking operations into four regions:

•	Upstate Region;

•	Coastal Region;

•	Northern Region; and

•	Midlands Region.

The Upstate Region serves as the backbone and support center for First National's branch network. First National's corporate headquarters is located in Spartanburg, along with three full-service branches. Within each other region, First National conducts its banking operations in selected market areas which meet the criteria for its business plan.

As of June 30, 2009, we were the 12th largest bank in the state based on deposit market share, with $724.8 million in total deposits, or 1.04% of the approximately $69.8 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in South Carolina as of June 30, 2009:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	150	$11.46 billion	16.42%
2	Bank of America	122	8.08 billion	11.57%
3	BB&T	116	6.32 billion	9.06%
4	Carolina First Bank	82	5.50 billion	7.89%
5	First Citizens	170	5.40 billion	7.75%
6	National Bank of South Carolina	46	4.05 billion	5.80%
7	First FS&LA of Charleston	56	2.09 billion	2.99%
8	South Carolina Bank & Trust	46	2.03 billion	2.90%
9	SunTrust Bank	68	1.96 billion	2.81%
10	Palmetto Bank	33	1.26 billion	1.80%

	All others (97 institutions)	574	21.65 billion	31.01%

	Total	1,463	$69.8 billion	100.00%

12	First National Bank of the South	13	$724.8 million	1.04%

Upstate Region

Our primary market area includes Spartanburg and Greenville Counties, which are located in the Upstate Region of South Carolina between Atlanta and Charlotte on the I-85 business corridor. According to SNL, Spartanburg County's population totaled 281,908 residents in 2009. Population growth from 2009 to 2014 for Spartanburg County is projected to be 5.52%.  As of 2009, estimated median family income for the Spartanburg metropolitan statistical area was $55,100, according to the U.S. Department of Housing and Urban Development. Greenville County is South Carolina’s most populous county with 440,581 residents in 2009, according to SNL. Greenville County’s projected population growth from 2009 to 2014 is 7.88%.  Greenville is also one of the state’s wealthiest counties, with an estimated median family income of $57,200 in 2009, according to U.S. Department of Housing and Urban Development.

According to the Upstate Alliance, the Upstate has had over $3.3 billion in capital investment in the past three years. This total includes more than $497 million in capital investment and more than 3,900 new jobs announced in the Upstate Region for 2009, according to the Upstate Alliance. We believe that the Upstate Region has a strong economic environment that will continue to encourage business growth and development and support our business in the future.

Spartanburg

With the location of our corporate headquarters, Spartanburg serves as the support center for our statewide branch network. We opened our operations center adjacent to our corporate headquarters in April 2007.  The completion of this addition created a total of 29,500 square feet of office space while continuing to house a full-service branch.

According to the Economic Futures Group, formerly known as the Spartanburg Economic Development Corporation, more than 80 international firms, representing 18 nations, conduct business in Spartanburg County, including BMW, Milliken, Michelin, Cryovac, Kohler and Invista. Spartanburg is also home to many domestic corporations, including Denny’s, QS/1, Extended Stay America and Advance America.

Spartanburg has recently experienced numerous business expansions, as well as an influx of new business facilities. In 2009, 1,257 jobs were created in Spartanburg County, and capital investments totaled over $148 million, according to the Upstate Alliance. Since BMW Manufacturing Company, LLC, located to our area in the mid-'90s, more than 100 automotive suppliers and companies have located in the region. Other notable companies, including Universal Nolin Company, Timken and United Tool & Mold have announced new or expanded facilities that will create new jobs and invest in the Spartanburg area. We believe that Spartanburg has an enduring economic environment that will continue to support the community and provide a sound base for our business in the future.

We have positioned ourselves as the leading local community bank in the Spartanburg market. As of June 30, 2009, we were the second largest bank in Spartanburg County and the top community bank based on deposit market share, with $489.3 million in total deposits, or 11.55% of the approximately $4.2 billion of deposits in the market.  The following table includes information from the FDIC website regarding our deposit market share in Spartanburg County relative to top competitor banks as of June 30, 2009:

Rank	Bank	Branches	Total Deposits	Market Share
1	Bank of America	8	$775.2 million	18.30%
2	First National Bank	3	489.3 million	11.55%
3	Wachovia	7	471.2 million	11.12%
4	Suntrust Bank	11	466.0 million	11.00%
5	BB&T	9	433.0 million	10.22%
6	First Citizens	11	354.7 million	8.37%
7	First South Bank	2	293.1 million	6.92%
8	Arthur State Bank	7	189.9 million	4.48%
	All others (11 institutions)	22	764.4 million	18.04%

	Total	80	$4.2 billion	100.00%

Greenville

In 2009, Greenville County announced more than $185 million in new capital investment and more than 900 new jobs, according to the Greenville Area Development Corporation (GADC). According to the GADC, there are over 80 Fortune 500 companies in Greenville County, and the greater Greenville area is home to more international manufacturing investment per capita than any other region in the U.S. Greenville was named a top five finalist for “Most Business Friendly and Best Human Resources in Small Cities for 2007-2008,” according to Foreign Direct Investment magazine. In their September/October 2009 edition, AARP The Magazine named Greenville second on the list of the “Best Places to Live the Simple Life,” and BusinessWeek magazine included Greenville in “The 30 Strongest Housing Markets in the U.S.” as of August 2009.

As of June 30, 2009, since entering the Greenville market in 2007, we were the 20th largest bank in Greenville County based on deposit market share, with $54.4 million in total deposits, or 0.52% of the approximately $10.54 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in Greenville County as of June 30, 2009:

Rank	Bank	Branches	Total Deposits	Market Share
1	Carolina First Bank	14	$2.80 billion	26.60%
2	Wachovia	18	1.46 billion	13.85%
3	BB&T	19	1.18 billion	11.16%
4	Bank of America	15	1.08 billion	10.28%
5	Southern First Bank	4	482.3 million	4.58%
6	Suntrust	17	432.6 million	4.11%
7	Palmetto Bank	11	408.4 million	3.88%
8	Bank of Travelers Rest	9	406.6 million	3.86%
9	Greer State Bank	4	287.8 million	2.73%
10	First Citizens	11	268.9 million	2.55%

	All others (25 institutions)	48	1.73 billion	16.40%

	Total	170	$10.54 billion	100.00%

20	First National Bank	2	$54.4 million	0.52%

Coastal Region

The Coastal Region consists of historic Charleston and its surrounding counties.   The downtown location serves as First National's headquarters for the Charleston market area. According to the FDIC, total deposits in Charleston County were $7.69 billion as of June 30, 2009.

As of 2009, Charleston County’s estimated population totaled 348,957 residents, and population growth for Charleston County is projected to be 5.25% from 2009 to 2014, according to SNL. For 2008, the Charleston-North Charleston Metropolitan Statistical Area (“MSA”) estimated population totaled 644,506 residents and is projected to total 708,130 residents by 2020, according to the Charleston Regional Development Alliance with data provided by the U.S. Census Bureau.

Charleston is the beneficiary of significant investment and development. According to the Charleston Regional Development Alliance (CRDA), Charleston County has attracted over $5.67 billion in announced capital investment and more than 19,600 new jobs since CRDA’s inception in 1995. In 2009, Charleston County announced new capital investment projects or expansions totaling more than $971 million and introducing more than 5,335 new jobs to the area. These announced investments include The Boeing Company’s plans to invest at least $750 million and create 3,800 full-time positions over the next seven years in North Charleston, as according to the Charleston Regional Development Alliance.

In December 2009, MarketWatch ranked Charleston in the top 50 of its "The Top U.S. Cities for Doing Business.” In the same month, Forbes magazine named Charleston 8th on their list of the “World’s Smartest Cities,” citing the developments with Boeing as a key factor to the ranking. In total, the Charleston regional economy has attracted over 70 firms with internationally owned operations, according to the Charleston Metro Chamber of Commerce. These firms include Bosch, Global Aeronautica, Charleston Place, Cummins Turbo Technologies and Getrag Precision Gear. Domestic firms also maintain significant operations in the Charleston area, including Santee Cooper, Blackbaud, and Piggly Wiggly. In addition, the U.S. Navy and the Charleston Air Force Base collectively employed over 20,000 full-time employees in 2009, according to the Charleston Metro Chamber of Commerce.

Charleston is also a popular travel destination, which helps fuel the local economy. For more than a decade, Charleston has been named one of the top 10 travel destinations in the United States by Condé Nast Traveler "Reader's Choice Poll," according to the Charleston Regional Development Alliance. According to the same organization, there are over 4 million visitors to the Charleston region annually which adds more than $3 billion to the local economy each year.

As of June 30, 2009, since entering the Charleston market in 2007, we were the 22nd largest bank in Charleston County, with $24.6 million in total deposits, or 0.32% of the approximately $7.69 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in Charleston County as of June 30, 2009:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	21	$1.88 billion	24.49%
2	First FS&LA of Charleston	19	1.21 billion	15.72%
3	Bank of America	16	1.09 billion	14.19%
4	National Bank of South Carolina	7	455.2 million	5.92%
5	Tidelands	3	426.8 million	5.55%
6	BB&T	8	335.8 million	4.36%
7	Community FirstBank	4	319.7 million	4.16%
8	Southcoast Community Bank	7	298.6 million	3.88%
9	First Citizens	14	296.3 million	3.85%
10	Carolina First Bank	5	222.6 million	2.89%

	All others (15 institutions)	37	1.15 billion	14.99%

	Total	141	$7.69 billion	100.00%

22	First National Bank of the South	2	$24.6 million	0.32%

Northern Region

In May 2009, we opened our first full-service branch in the Tega Cay community of Fort Mill, which also serves as our Northern Region headquarters. This region includes growing York and Lancaster counties and the suburbs south of Charlotte, North Carolina.  We had originally entered this market by opening a loan production office in February 2007 in Rock Hill.

In 2009, York County had a population of 221,346 residents and population growth from 2009 to 2014 is projected to be 15.5%, according to SNL. An article in the Rock Hill Herald states that York County’s population grew over 4% from 2007 to 2008, making it the fastest-growing county in the state and the 26th fastest-growing county in the nation. According to the U.S. Department of Housing and Urban Development, York County’s estimated median household income was $66,500 for 2009. This number is estimated to decrease to $64,690 in 2013.

Over the past several years, York County has averaged $180 million in business and industrial capital investment and around 1,300 new employment opportunities annually, according to the Charlotte Regional Partnership. According to the same organization, reported investments have totaled over $1 billion and have created 8,000 new jobs since 2000. York County is home to a number of domestic and international companies, including large employers CitiFinancial, Ross Distribution, Wells Fargo Home Mortgage, Bowater and Duke Power, according to the York County Economic Development Board.

As of June 30, 2009, with one full-service branch in the York County market opened in May 2009, we were the 15th largest bank in York County, with $11.1 million in total deposits, or 0.54% of the approximately $2.06 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in York County as of June 30, 2009:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	8	$484.9 million	23.48%
2	Bank of America	6	351.9 million	17.04%
3	South Carolina Bank & Trust	6	247.7 million	12.00%
4	First Citizens	7	170.7 million	8.27%
5	Carolina First Bank	4	162.4 million	7.87%
6	National Bank of South Carolina	4	151.3 million	7.33%
7	Clover Community Bank	3	124.1 million	6.01%
8	BB&T	5	121.9 million	5.91%
9	RBC Bank	1	69.0 million	3.34%
10	Provident Community Bank	3	68.1 million	3.30%

	All others (7 institutions)	7	112.9 million	5.49%

	Total	54	$2.06 billion	100.00%

15	First National Bank of the South	1	$11.1 million	0.54%

Midlands Region

The Midlands Region encompasses the state capital of Columbia and its surrounding suburbs in Richland and Lexington counties. The downtown Columbia location serves as First National's headquarters for this market area. According to the FDIC, total deposits in Richland County were $10.1 billion as of June 30, 2009.

Columbia’s central location in the state and convenient access to I-20, I-26 and I-77 make this city the most populous one in South Carolina, according to U.S. Census data.  As of July 2008, the population of Richland County was 364,001 residents, and the city of Columbia had an estimated population of 127,029, according to U.S. Census data.  According to the Columbia Office of Economic Development, Columbia is one of the fastest-growing metro areas in the Southeast, showing an increase in population of 19% since 1990.

Home to the state capital, the University of South Carolina and a variety of service-based and manufacturing companies, this area provides a growing and diverse economy. There are over 30 companies within the Columbia area with ties to 13 countries across the globe, according to the Columbia Office of Economic Development. The Greater Columbia Chamber of Commerce cites the area’s major employers as state government, colleges and universities, manufacturing companies, hospital systems and Fort Jackson, the largest initial entry-training center in the United States Army.

As of June 30, 2009, we were the 9th largest bank in Richland County, with $123.3 million in total deposits, or 1.22% of the approximately $10.1 billion of deposits in the market.  The following table includes information from the FDIC website regarding deposit market share in Richland County as of June 30, 2009:

Rank	Bank	Branches	Total Deposits	Market Share
1	Wachovia	19	$2.64 billion	26.10%
2	Bank of America	15	2.28 billion	22.52%
3	National Bank of South Carolina	9	2.00 billion	19.79%
4	First Citizens	17	898.3 million	8.88%
5	BB&T	9	822.8 million	8.13%
6	Carolina First Bank	7	432.2 million	4.27%
7	South Carolina Bank & Trust	4	272.6 million	2.69%
8	Bank Meridian	1	142.7 million	1.41%
9	First National Bank of the South	4	123.3 million	1.22%
10	South Carolina Community Bank	4	70.2 million	0.69%

	All others (12 institutions)	21	434.4 million	4.30%

	Total	110	$10.12 billion	100.00%

This chart does not include First National’s deposits in Lexington County, where we hold an additional $22.1 million in deposits since opening our Lexington branch in July 2008, according to the FDIC regarding deposit market share in Lexington County as of June 30, 2009.

Lending Activities

General.  We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg, Greenville, Charleston, Columbia or York County markets.  As of December 31, 2009, we had total loans of $537.2 million, representing 74.8% of our total assets, and we intend to reduce the size of our loan portfolio during 2010 to improve our capital ratios.  We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.

Through our third party loan review firm, we continuously review our loan portfolio for credit risk.  During 2009, this third party review firm performed reviews on 65% of the loans in our loan portfolio, and this review firm performs reviews on approximately 15% of our loan portfolio on a quarterly basis, with no loans being reviewed in consecutive quarters.  Our senior credit officer reports directly to our CEO and provides regular reports to the board of directors and its committees on the relevant loan portfolio statistics.  Adherence to underwriting standards is managed through a documented credit approval process, including independent loan underwriting of new loans and renewing loans by our Credit Administration group for relationships where total credit exposure will exceed $500,000.  Post funding review is managed by a separate department, ensuring adherence to our approval and underwriting documentation requirements.  Based on the volume and complexity of the problem loans in our portfolio, we adjust the resources allocated to the process of monitoring and resolution of these assets.

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

On December 31, 2009 and 2008, $128.0 million and $69.1 million in loans were on nonaccrual status, respectively.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the years ended December 31, 2009 and 2008, was approximately $3,778,000 and $1,139,000, respectively.  Included in the balance reported of loans on nonaccrual status, there was one loan contractually past due for 90 days and still accruing interest at December 31, 2009.  It was placed on nonaccrual status on the following business day.  There were no loans contractually past due in excess of 90 days and still accruing interest as of December 31, 2008.  There were nonperforming loans that were specifically reviewed for impairment of $119.8 million (after related chargeoffs of $22.5 million) and $69.1 million with related valuation allowances of approximately $8.6 million and $8.3 million as of December 31, 2009 and 2008, respectively.  The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories.  The amounts presented as of December 31, 2009, reflect our analysis of the effect of events subsequent to the balance sheet date to the date of this report.

Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are generally permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the Bank.  As of December 31, 2009, $88.2 million, or approximately 16.4% of our loans and 356.0% of our bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.

We have focused our lending activities primarily on small- and medium-sized business owners, commercial real estate developers, and professionals.  We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  As of December 31, 2009, our 10 largest individual customer loan balances represented approximately $39.5 million, or 7.3% of the loan portfolio.

Real Estate Mortgage Loans.  Loans secured by real estate mortgages are the principal component of our loan portfolio.  To increase the likelihood of the ultimate repayment of the loan, we obtain a security interest in real estate whenever possible, in addition to other available collateral.  As of December 31, 2009, loans secured by first or second mortgages on real estate made up approximately $499.7 million, or 93.0% of our loan portfolio.

Within the broader category of real estate mortgage loans, the following table describes the loan categories of one-to-four family residential real estate loans, multi-family residential real estate loans, home equity loans, commercial real estate loans, and land loans as of December 31, 2009 (dollars in thousands):

Type of Real Estate Loan	Amount
One-to-four residential	$96,588
Multi-family residential	8,962
HELOC	63,748
Commercial real estate	228,100	(1)
Land	102,313

Total	$499,711

(1)	Includes Small Business Administration (“SBA”) loans.

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

Commercial Real Estate Loans. As of December 31, 2009, our individual commercial real estate loans ranged in size from less than $1,000 to $4.5 million.  The average commercial real estate loan size was approximately $303,000. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  We prepare a credit analysis in addition to a cash flow analysis to support the loan.  In order to ensure secondary sources of payment and to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

Residential Real Estate Loans.  As of December 31, 2009, our individual residential real estate loans (excluding home equity lines of credit) ranged in size from less than $1,000 to $2.9 million, with an average loan size of approximately $134,000.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%.  We offer fixed and adjustable rate residential real estate loans with terms up to five years and 15 years, respectively.  To limit our risk, we offer fixed rate and variable rate loans for terms greater than 20 years through a third party, rather than originating and retaining these loans ourselves.  Generally, we do not originate traditional long term residential mortgages for our portfolio.  As of December 31, 2009, our first and second mortgages on individuals’ homes totaled $152.6 million.

Home Equity Lines of Credit.  As of December 31, 2009, our individual home equity lines of credit ranged in size from less than $1,000 to $1.0 million, with an average balance of approximately $29,000.  Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.  Approximately $63.7 million, or 12.8% of our real estate loans, are home equity lines of credit.

Real Estate Construction and Land Development Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers.  As of December 31, 2009, our commercial construction and development real estate loans ranged in size from approximately $6,700 to $3.9 million, with an average loan size of approximately $342,000. As of December 31, 2009, our individual residential construction and development real estate loans ranged in size from less than $500 to $832,000, with an average loan size of approximately $116,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

As of December 31, 2009, total construction and development loans amounted to $62.2 million, or 11.6% of our total loan portfolio.  Included in the $62.2 million were $9.1 million in residential construction loans, or 9.8% of our construction and development loan portfolio that were made to residential construction developers. We are reducing the concentration of real estate construction and land development loans in our portfolio and have generally ceased making new loans to homebuilders.

Commercial Business Loans.  Most of our commercial business loans are secured by first or second mortgages on real estate, as described above.  We also make some commercial business loans that are not secured by real estate.  We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services.  As of December 31, 2009, our individual commercial business loans ranged in size from less than $1,000 to $1.2 million, with an average loan size of approximately $69,000.  As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  As of December 31, 2009, commercial business loans amounted to $31.6 million, or 5.9%, of our total loan portfolio.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods up to 60 months.  However, we will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because consumer loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  As of December 31, 2009, consumer loans amounted to $6.3 million, or 1.2% of our loan portfolio.

Loan Approval.  Certain credit risks are inherent in making loans.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  We attempt to mitigate repayment risks by adhering to internal credit policies and procedures.  These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies.  Our loan approval policies provide for various levels of officer lending authority and have recently been reduced by our Board Loan Committee.  All loans/cumulative debt exceeding $250,000 must be approved by either the President, Senior Lending Officer or Senior Credit Officer up to $500,000, any two of these officers up to $750,000 with all three required for cumulative debt up to $2,000,000.  Loans/cumulative debt exceeding $2,000,000 must be approved by our Board Loan Committee.  The Board of Directors, with eight concurring members, can approve loans up to our legal lending limit.  As a result of the consent order, the Bank entered into with the OCC on April 27, 2009, additional procedures are required before loans can be approved.  For example, the Bank may not, without approval of the Board Loan Committee, grant, extend, renew, alter or restructure any loan or other extension of credit until any outstanding credit or collateral exceptions are resolved.

Credit Administration and Loan Review.  We seek to emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.  We rely heavily on the experience and knowledge of these individuals as well as our senior credit officer and his credit department to implement and maintain our credit culture.  However, despite their efforts, we have experienced a decline in credit quality over the last eighteen months as economic conditions in our markets have worsened.  We maintain a continuous internal loan review system and engage an independent loan review firm on a quarterly basis to review loan files on a test basis to confirm our loan grading.  Each loan officer is responsible for every loan he or she makes, regardless of whether other individuals or committees joined in the approval.  This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer.  In the past, the compensation of our lending officers has been dependent in part on the asset quality of their loan portfolios.  We have adopted an incentive plan under which our loan officers are eligible to receive cash bonuses for achieving monthly and annual goals relating to, among other things, loan production and maintenance of minimum quality levels for the officer’s loan portfolio.  However, payment of incentives under this plan has been suspended during the current period of reduced profitability for the Bank.

Our dedication to strong credit quality is reinforced by our internal credit review process and performance benchmarks in the areas of nonperforming assets, chargeoffs, past dues, and loan documentation.   We currently engage an outside firm to perform our credit review function and evaluate our loan portfolio on a quarterly basis for credit quality and a second outside firm for compliance issues on an annual basis.  Pursuant to the executed consent order with the OCC, our Bank’s loan review function is required to deliver quarterly written reporting to the board of directors on the content of the results of the loan reviews performed.

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

Lending Limits.   Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, our Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  This limit will increase or decrease as the Bank’s capital increases or decreases.  Based upon the capitalization of the Bank as of December 31, 2009, our legal lending limit was approximately $6.5 million.  We may sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

Deposit Services

One of our principal sources of funds is core deposits (deposits other than time deposits of $100,000 or more).  As of December 31, 2009, approximately 75.3% of our total deposits were obtained from within our branch network.  We also rely on time deposits of $100,000 or more to support our growth, which are generally obtained through brokers with whom we maintain ongoing relationships.  Based on our capitalization as of December 31, 2009, we are not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  As of December 31, 2009, 30.8% of our total time deposits were deposits of $100,000 or more including $158.0 million in brokered deposits.

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

Other Banking Services

We rely on our statewide branch network as a vehicle to deliver products and services to our customers.  While we offer traditional banking products and services to our customers and seek to generate noninterest income from them, we also provide a variety of unique options to complement our core business features.  Combining these options with standard products and services allows us to maximize our appeal to a broad customer base while capitalizing on noninterest income potential.  Through our alliance with WorkLife Financial, we offer business expertise to our customers in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services through a fee based arrangement which provides residual income to us. In addition, we earn income through the origination and sale of residential mortgages.  Management believes that each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance our financial position with noninterest income, as we believe they are less directly impacted by current economic challenges.

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

First National Bancshares, Inc.

We own 100% of the outstanding capital stock of the Bank, and therefore, we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated there under.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control is now rebuttably presumed to exist unless a person acquires no more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so.  When the Bank’s capital classification became undercapitalized in August 2009 (see below “First National Bank of the South—Prompt Corrective Action”), we were required to provide a guarantee of the Bank’s plan to return to capital adequacy and submitted this guarantee to the FRB, along with our capital restoration plan, on October 25, 2009.  Additionally, under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and minimum ratios of “certain” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “First National Bank of the South.”  While we are operating under the written agreement with the FRB, we may only borrow money to make a capital contribution to the bank, with prior approval by the FRB.  Our ability to pay dividends depends on the bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “First National Bank of the South—Dividends.”  We are able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

First National Bank of the South

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC.  Deposits in the bank are insured by the FDIC up to a maximum amount, which has historically been $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC temporarily increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013, and the bank is participating in the FDIC’s Transaction Account Guarantee Program (discussed below in greater detail) which fully insures certain noninterest bearing transaction accounts. The OCC and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

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

Capital Regulations.  The OCC requires that the bank maintain specified capital ratios of capital to assets and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

The minimum capital ratios for both bank holding companies and banks are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” a bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more unless the bank is subject to an enforcement action or specific directive to maintain higher capital ratios.  Since our bank is operating under a consent order with the OCC effective April 27, 2009, we are required to maintain higher minimum leverage capital and Tier 1 risk-based capital ratios.  Please see the Prompt Corrective Action section below for additional information on these minimums.  Certain implications of the regulatory capital classification system and our Bank’s current capital condition are discussed in greater detail below.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established “prompt corrective action” regulations in which every FDIC insured institution is placed in one of five regulatory categories, depending primarily on its regulatory capital levels. The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines, as described below. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The prompt corrective action regulations set forth five capital categories, each with specific regulatory consequences. The categories are:

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

•
Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

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

As previously noted, our Bank is significantly undercapitalized and is required to maintain higher capital levels due to minimum requirements included in the formal enforcement action it executed with the OCC on April 27, 2009.  Based on our capitalization as of December 31, 2009, we were significantly undercapitalized.  See Capital Resources for more details on the bank’s current capital condition and Consent Order for more details on the minimum capital requirements set forth in the consent order.

Because the bank is not considered well-capitalized, it cannot accept, renew or rollover brokered deposits and cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.

 When the Bank became less than adequately capitalized during 2009, it was required to submit a capital restoration plan to the OCC.  The Bank currently is working with the OCC and responding to the OCC’s feedback on its capital and strategic plans, which were submitted on September 28, 2009.  The Bank also has become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless it is determined that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if, following such a distribution, the institution would be undercapitalized.  Thus, based on the Bank’s capital classification as of December 31, 2009, our Bank cannot pay a management fee or dividend to our holding company.

Standards for Safety and Soundness.     The FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the bank fails to meet any standards prescribed by the guidelines, the agency may require the bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination.     The OCC also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•
The Emergency Economic Stabilization Act of 2008 (“EESA”), approved by Congress and signed by President George W. Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the Securities and Exchange Commission to suspend the application of mark-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through  December 31, 2013;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•
On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program (“CPP”), that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

o
Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

o
The Transaction Account Guarantee Program (“TAGP”) which provides unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•
On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the Troubled Asset Relief Program (“TARP”) funds authorized under EESA. Among other things, the Financial Stability Plan includes:

o	A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

o	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

o
A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

o	Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•
On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's TARP.

•
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

o
The Legacy Loan Program, which the primary purpose will be to facilitate the sale of troubled mortgage loans by eligible institutions, which include FDIC-insured federal or state banks and savings associations. Eligible assets may not be strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury. Additionally, the Legacy Loan Program’s requirements and structure will be subject to notice and comment rulemaking, which may take some time to complete.

o
The Securities Program, which will be administered by the U.S. Treasury, involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.

•	On May 22, 2009, the FDIC levied a one-time special assessment on all banks paid on September 30, 2009; and

•
On November 12, 2009, the FDIC issued a final rule to require insured institutions, with limited exceptions,  to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 31, 2009, and to increase assessment rates effective on January 1, 2011.

We are participating in the TAGP, the unlimited deposit insurance component of the TLGP; however, we did not issue unsecured debt before the termination of this component of the TLGP.  As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund as well as the increase in our deposit insurance rates due to our regulatory rating and capital classification, our deposit insurance costs increased significantly in 2009.  We are not participating in the TARP CPP, but will consider participating in similar programs, if any, announced in the future.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Although it is likely that further regulatory actions will arise as the federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

Insurance of Deposit Accounts and Regulation by the FDIC.   The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

On October 3, 2008, President George W. Bush signed the EESA, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature.  The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund.  We paid this one-time special assessment in the amount of $399,000 to the FDIC on September 30, 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  Although the FDIC waived our requirement to prepay the FDIC insurance assessment on December 31, 2009, we incurred increased deposit insurance costs during 2009 over previous periods due to the change in our regulatory capital classification resulting from the consent order we executed with our bank’s regulators on April 27, 2009.  We anticipate our future insurance costs to decrease in 2010 as the Bank’s financial condition improves.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2009, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Dividends.  The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized. The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.  As a result of the executed enforcement action with the OCC, our Bank may only pay dividends when it is in compliance with our approved capital plan required to be completed under the terms of the consent order with the OCC.  There can be no assurance that the OCC would grant such approval.

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

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services, or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the GLBA imposes restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The bank can be requested, to search its records for any relationships or transactions with persons on those lists.  If the bank finds any such relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Proposed Legislation and Regulatory Action.  Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.

On June 17, 2009, the U.S. Treasury released a white paper entitled “Financial Regulatory Reform – A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following five key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal includes the creation of a new federal government agency, the National Bank Supervisor (“NBS”) that would charter and supervise all federally chartered depository institutions, and all federal branches and agencies of foreign banks. It is proposed that the NBS take over the responsibilities of the OCC, which currently charters and supervises nationally chartered banks, such as the Bank, and the responsibility for the institutions currently supervised by the Office of Thrift Supervision, which supervises federally chartered savings institutions and federal savings institution holding companies.

The elimination of the OCC, as proposed by the administration, also would result in a new regulatory authority for the Bank. There is no assurance as to how this new supervision by the NBS will affect our operations going forward.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting our provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

In November 2009, Senate Banking Chairman Christopher Dodd introduced a financial regulatory reform bill entitled the Restoring American Financial Stability Act of 2009 which builds on the proposal.

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Competition

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions.  Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in the Spartanburg, Charleston, Greenville, Columbia and York County markets and elsewhere.

As of June 30, 2009, there were 18 other financial institutions in Spartanburg County, 24 other financial institutions in Charleston County, 34 other financial institutions in Greenville County, 21 other financial institutions in Richland County, and 16 other financial institutions in York County.  We compete with institutions in these markets both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits, such as BB&T, Bank of America, and Wachovia.  These institutions offer some services, such as extensive and established branch networks, that we do not provide.  Other local or regional financial institutions have considerable business relationships and ties in their respective communities that assist them in attracting customers.

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

Employees

As of December 31, 2009, we had 138 employees, of which 14 were part-time.  These employees provide the majority of their services to our bank.

Item 1A.         Risk Factors.

Our business, financial condition, and results of operations could be harmed by any of the following risks or other risks which have not been identified or which we believe are immaterial or unlikely.  The risks and uncertainties described below are not the only risks that may have a material, adverse effect on us.  Additional risks and uncertainties also could adversely affect our business, financial condition and results of operations.  The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K.

There is substantial doubt about our ability to continue as a going concern.

In its report dated March 9, 2010, our independent registered public accounting firm stated that the uncertainty surrounding our ability to replenish our capital raises substantial doubt about our ability to continue as a going concern.   This uncertainty is one of the factors that has cast doubt about the our ability to continue in operation.  Management continues to assess a number of other factors including liquidity, capital, and profitability that affect our ability to continue in operation.  Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  If we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite and service loans. We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans, and we failed to detect or respond to deterioration in asset quality in a timely manner. We could sustain additional losses for these reasons. Problems with credit quality or asset quality could cause our interest income and net interest margin to decrease, which could adversely affect our business, financial condition, and results of operations. We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry. As a result of this decline, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve during 2009 to $25.4 million to address the risks inherent within our loan portfolio. Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio. Such a determination may lead to additional increases in our provision for loan losses, which could also adversely affect our business, financial condition, and results of operations.

We may have higher loan losses than we have provided for in our allowance for loan losses.

Our actual loan losses could exceed our allowance for loan losses. Our average loan size has increased in recent years over historic levels, and reliance on our historic allowance for loan losses may not be adequate. In addition, our nonperforming assets have increased dramatically over the past eighteen months due to the severe housing downturn and real estate market deterioration in each of our market areas. Including loans classified since December 31, 2009, we had $184.2 million in loans on our classified list. Classified loans are loans graded as substandard, doubtful or loss. Also as of December 31, 2009, approximately 19% of our loan portfolio was comprised of either loans not accruing interest or loans past due 90 days or more (and 21% of our loan portfolio was comprised of either loans not accruing interest or loans past due 30 days or more). Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire chargeoff. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

•	cost overruns;

•	declining property values;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates that may prevent sale of the property; and

•	failure to sell completed projects or units in a timely manner.

The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could significantly increase our percentage of nonperforming loans.    An increase in nonperforming loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations. As of December 31, 2009, our nonperforming assets were $137.3 million.   If the current economic conditions continue for a prolonged period of time, it is possible that the level of nonperforming assets will rise to higher levels in 2010, requiring additional provisions for loan losses.

As a result of our bank’s examination by the OCC in 2008, we are operating under a consent order pursuant to which the OCC has required us to take certain actions.

The bank entered into a consent order with the OCC on April 27, 2009, which contains a requirement that our bank achieve and maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well capitalized” banks by August 25, 2009.   As a result of the terms of the executed consent order, the bank was no longer deemed “well capitalized,” regardless of its capital levels.  As of November 25, 2009, the bank was notified that its capital classification was significantly undercapitalized.  Under this enforcement action, we no longer meet the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and we are required to obtain OCC or FDIC approval before making certain payments to departing executives and before adding new directors or senior executives. Our regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals would be forthcoming.  In addition, we are required to take certain other actions in the areas of capital, liquidity, asset quality and interest rate risk management, as well as to file periodic reports with the OCC regarding our progress in complying with the order. Any material failure to comply with the terms of the consent order could result in further enforcement action by the OCC, including receivership.  Based on discussions with the OCC regarding these plans and their correspondence to us dated August 28, 2009, we resubmitted our capital plan and strategic plan on September 28, 2009 to incorporate recent developments in our business strategy and the impact of the change in our president and CEO on our operations.  We are working with the OCC and responding to feedback on the capital plan and strategic plan.  Our board of directors will adopt and implement these plans upon receiving a written determination of no supervisory objection from the OCC.  While we intend to take such actions as may be necessary to comply with the requirements of the consent order and subsequent OCC guidance, we may be unable to comply fully with the deadlines or other terms of the consent order.

We are also subject to a written agreement with the FRB which requires us to take certain actions.

On June 15, 2009, we entered into a written agreement with the holding company's primary federal regulator, the FRB.  The agreement is designed to enhance our holding company's ability to act as a source of strength to our bank.  Under this enforcement action, we are required to obtain FRB approval before taking certain actions, such as declaring or paying any dividends; directly or indirectly taking dividends or any other form of payment representing a reduction in capital from the bank; making any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities; directly or indirectly, incurring, increasing or guaranteeing any debt, and; directly or indirectly, purchasing or redeeming any shares of our stock.  Additionally, we agreed to comply with certain notice provisions when appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position.  On July 31, 2009, under the terms of the written agreement that we entered into with the FRB, management submitted a capital plan to the FRB.  On October 5, 2009, management resubmitted our capital plan to the FRB to reflect the changes incorporated in the revised capital plan submitted to the OCC on September 28, 2009.  We are working with the regulators and responding to feedback on our capital plan and will adopt the written plan within 10 days of its approval by the FRB.  Any material failure to comply with the terms of the written agreement could result in further enforcement action by the FRB.  While we have taken action and intend to take such further action as may be necessary to comply with the requirements of the written agreement with the FRB, we may be unable to do so.

Our bank may become subject to a federal conservatorship or receivership if it cannot comply with the consent order, or if its condition continues to deteriorate.

As noted above, the executed consent order with the OCC requires us to create and implement a capital plan, including provisions for contingency funding arrangements.  In addition, the condition of our loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete our capital and other financial resources.  Should we fail to comply with the capital and liquidity funding requirements in the consent order, or suffer continued deterioration in our financial condition, we may be subject to being placed into a federal conservatorship or receivership by the OCC, with the FDIC appointed as conservator or receiver.  If these events occur, we probably would suffer a complete loss of the value of our ownership interest in the bank and we subsequently may be exposed to significant claims by the FDIC and the OCC.

Certain built-in losses could be limited if we experience an ownership change as defined in the Internal Revenue Code.

Certain of our assets may have built-in losses, such as loans, to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code may limit the benefit of these built-in losses which exist at the time of an "ownership change." A Section 382 "ownership change" occurs if a shareholder or a group(s) of shareholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an "ownership change" occurs, Section 382 would impose an annual limit on the amount of any net operating loss carryforwards or recognized built-in losses we can use to reduce our taxable income. The Section 382 limitation would equal the product of the total value of our outstanding equity immediately prior to the "ownership change" and the federal long-term tax-exempt interest rate in effect for the month of the "ownership change." A number of special rules apply to calculating this limit. The limitations contained in Section 382 on recognized built-in losses apply for a five year period beginning on the date of the "ownership change" and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years subject to the cumulative Section 382 limitation, after which they expire. If an "ownership change" were to occur, the annual Section 382 limitation could defer or eliminate our ability to use some, or all, of the built-in-losses to offset future taxable income.

A significant portion of our loan portfolio is secured by real estate, and the recent weakening of the local real estate market could continue to hurt our business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2009, approximately 93.0% of our loans had real estate as the primary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The dramatic declines in the real estate market in recent years have resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate construction and development portfolio.  These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

This prolonged weakening in the residential real estate market in 2008 and 2009 has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in a net loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.  This weakened market has resulted in and may continue to result in an increase in the number of borrowers who default on their loans, and a reduction in the value of the collateral securing their loans could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Although we believe that the combination of general reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the loans secured by real estate in our portfolio as of December 31, 2009, there can be no assurances in this regard.

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

However, there is no precise method of estimating credit losses, since any estimate of loan losses is necessarily subjective, and the accuracy depends on the outcome of future events. In addition, due to our rapid growth over the past several years and our limited operating history, a large portion of the loans in our loan portfolio were originated in recent years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as seasoning. As a result, a portfolio of more mature loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If chargeoffs in future periods increase, we may be required to increase our provision for loan losses, which would decrease our net income and our capital.

Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial condition. Consistent with our loan loss reserve methodology, we expect to make future adjustments to our loan loss reserve levels to reflect the changing risk inherent in our portfolio of existing loans and any additions or reductions in our loan portfolio, which may negatively affect our short-term results of operations.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both. As of December 31, 2009, approximately $88.2 million, or approximately 16.4% of our loans, net of unearned income, had loan-to-value ratios that exceeded regulatory supervisory limits. We generally consider making such loans only after taking into account the financial strength of the borrower. As real estate values have declined in our market areas, the number of loans with loan-to-value ratios that exceed supervisory limits has increased.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

Our liquidity needs could adversely affect our financial condition and results of operation.

We have historically relied on dividends from our bank subsidiary as a viable source of funds to service our holding company’s operating expenses, which are typically dividends and interest payments on preferred stock and other borrowings; however, given our bank's recent losses and restrictions on its activities as a result of the consent order with the OCC, this source of liquidity is no longer viable.  Therefore, we have a greater dependence on other funding sources to cover these expenses, such as raising capital or drawing on our holding company’s line of credit with a correspondent bank.  We are not permitted to make additional draws on our holding company’s line of credit.  On January 7, 2010, we announced that we had reached an agreement to modify our holding company’s loan agreement with its lender.  The modifications to the loan agreement cure existing covenant violations, subject to regulatory approval.  In addition, we have agreed, subject to regulatory approval, to pay $3.5 million no later than March 15, 2010 to our lender, which would fully satisfy our obligations under the line of credit.  However, we believe that we must increase our capital ratios in order to obtain regulatory approval for this agreement which we do not anticipate occurring before March 15, 2010.  We are pursuing negotiations with our lender to extend this due date while we continue efforts to increase our capital ratios.  Although there can be no assurances, we believe that if we are successful in increasing our capital ratios and do obtain regulatory approval for the modification of the loan agreement, we will also be able to obtain our lender’s consent to extend this due date.

Liquidity needs at our bank level could adversely affect our financial condition and results of operation.

Traditionally, the primary sources of funds of our bank subsidiary have been customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability.   From March 1, 2010 through December 31, 2010, we have $383.7 million of time deposits that mature and will reprice at current market rates including $112.0 million in brokered deposits that will not be renewed.  Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources typically include proceeds from FHLB advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits.  However, the FHLB has informed us that, due to our financial condition, we are not permitted to receive any more advances under our line of credit with them.  In addition, several of these other sources have become restricted as a result of the issuance of our final regulatory examination report and the terms of the executed consent order with the OCC on April 27, 2009.  There also can be no assurance that our available sources of funding will be sufficient to meet our future liquidity demands.

Because we are less than “well-capitalized” under applicable regulatory standards, we are no longer be able to accept, renew or roll over brokered deposits and have been forced to find other sources of liquidity, limit our growth and/or sell assets, which could materially and adversely affect our financial condition and results of operation.

As of December 31, 2009, we had brokered deposits of $158.0 million, of which $112.0 million are scheduled to mature prior to December 31, 2010.  Because of the limitations on brokered deposits imposed by the consent order due to our significantly under-capitalized status, we must find other sources of liquidity to replace these deposits as they mature.  In addition, we may be compelled to limit our growth, raise additional capital, and/or sell assets, which could materially and adversely affect our financial condition and results of operations.

As a result of negative publicity, we may face damage to our reputation and business, including an increase in deposit outflows.

Negative publicity that has been experienced due to our weak earnings performance in 2008 and 2009, coupled with the substantial drop in our stock price over the past several years, has resulted in moderate deposit outflows. We believe that approximately $209.4 million, or 32.6% of our deposits, including $158.0 million in brokered CDs, are above FDIC insurance limits as of December 31, 2009, and these deposits are particularly susceptible to withdrawal based on negative publicity about our current financial condition.  Although the increase in the FDIC insurance limit of $250,000 per depositor from $100,000 per depositor is in place through December 31, 2013, we cannot predict whether the limit will be maintained or reduced when it expires. Future negative news could raise withdrawal levels beyond the capacity of our currently available liquidity, which would result in a takeover of the bank by the FDIC.  Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation.  We cannot guarantee that we will be successful in avoiding damage to our business from a decline in our reputation.

Our decision not to declare a dividend on our noncumulative preferred stock for all of 2009 and our deferral of the interest payments on our trust preferred securities beginning with the second quarter of 2009 will likely restrict our access to the debt capital markets until such time as we are current on our interest payments, which will further limit our sources of liquidity.

In light of the current period of volatility in the financial markets and our net losses for 2008 and 2009, our board of directors has not declared a dividend to our preferred shareholders since the fourth quarter of 2008.  Pursuant to the written agreement with the FRB executed on June 15, 2009, we must seek the prior written approval of the FRB before declaring or paying any dividends or interest.  We do not expect to resume payment of dividends to our preferred shareholders in the near term.  We also intend to continue deferring future quarterly interest payments on our trust preferred securities as allowed by the terms of the underlying documents for similar reasons.  As a result of these decisions, we anticipate that may not be able to generate any interest in purchasing our debt instruments from the debt capital markets until such time as we are current on our interest payments, which will limit another source of our liquidity.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the capital markets in 2008 and 2009 and uncertain economic expectations for 2010 have resulted in uncertainty in the financial markets in general. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability to raise capital or borrow in the debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing local or national economic conditions remain unfavorable, our business may not succeed.  So far in 2010, there has been a continuation of the economic downturn, an extension of which would likely result in the continued deterioration of the quality of our loan portfolio and a reduction in our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 88.9% of our interest income for the year ended December 31, 2009.  If the economic downturn continues, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases, the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

We face strong competition for customers in our market areas, which could prevent us from obtaining customers and may cause higher deposit runoff due to restrictions on interest rates we may offer.

The banking business is highly competitive, and the level of competition facing us may increase further. We experience competition in our markets from commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. Competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We compete with these types of institutions in attracting deposits and in making loans. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many competitors are well-established, larger financial institutions, such as BB&T, Bank of America, and Wachovia, with substantially greater access to capital and other resources. These institutions offer larger lending limits and some services, such as extensive and established branch networks, that we do not provide. We also compete against well-established community banks that have developed relationships within the community.

Our relatively smaller size can be a competitive disadvantage due to the lack of multi-state geographic diversification and the inability to spread our marketing costs across a broader market. We may not be able to compete successfully with other financial institutions in our markets and may need to pay higher interest rates, as we have done in some marketing promotions in the past to attract deposits, resulting in reduced profitability. In pricing our deposits, we must comply with federal restrictions on the interest rates that we offer to our depositors contained in the consent order that we entered into with the OCC on April 27, 2009.  Under these restrictions, we may pay up to 75 basis points more than the average rate for each deposit type in our markets.  These restrictions are potentially significant to us due to our historical practice of paying above average rates on deposits, particularly certificates of deposit.  We do not know the impact that using these rates will have on our bank.  However, we have historically paid above-average rates locally and, as a result, the restrictions on our interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.

As a result, we may need to find alternative funding sources to fund the growth in our loan portfolio. In 2008, deposit growth was not sufficient to fund our loan growth and we used proceeds from FHLB advances, out-of-market time deposits and principal and interest payments on available-for-sale securities to make up the difference. However, during 2009, our borrowing ability became more limited since our bank entered into the consent order and was reclassified as less than “well-capitalized” by the OCC.

Changes in interest rates and our ability to successfully manage interest rates may reduce our profitability.

Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We believe that we are liability sensitive over a one-year time frame, which means that our net interest income will generally rise in falling interest rate environments and decline in rising interest rate environments. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.  We may also be adversely affected if market interest rates on deposits and borrowings decrease slower than the interest income we earn on loans and investments.  Many factors can cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. Short-term interest rates have been at an all-time low for a prolonged period, while retail time deposit rates remained stubbornly high for most of 2008.  Although retail time deposit rates began to decline in 2009, this situation has severely squeezed our net interest margin for 2008 and 2009.  If this situation persists, it could have a significant adverse affect on our future profitability.

We need to raise additional capital that may not be available to us-.

Regulatory authorities require us to maintain adequate levels of capital to support our operations. As described above, we have an immediate need to raise capital to increase our capital ratios to the minimums set forth in the consent order with the OCC.  In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, additional capital may not be raised on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired and we could face additional regulatory challenges. In addition, if we issue additional equity capital, it may be at a lower price and in all cases, our existing shareholders' interest would be diluted.

The FDIC deposit insurance assessments that we are required to pay have materially increased, which has had an adverse effect on our earnings.

As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  During the years ended December 31, 2008 and 2009, we expensed $529,000 and $3,365,000, respectively, in deposit insurance assessments.  Due to the recent failure of several unaffiliated FDIC-insured depository institutions, and the FDIC’s new liquidity guarantee program, the deposit insurance premium assessments paid by all banks has increased.  In addition to the increases to deposit insurance assessments approved by the FDIC, the Bank’s risk category has also changed as a result of the 2008 regulatory examination and the change in the Bank’s capital position during 2009.  In addition, the FDIC has altered the deposit insurance premium assessment system, shifting a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as our Bank, which has further increased our assessment rate.  These changes increased the Bank’s annualized premium assessments for the three months ended December 31, 2009 to 49.45 bps.  The FDIC also had imposed a one-time assessment based on the Bank’s assets less Tier 1 capital as of June 30, 2009, totaling $399,000 paid on September 30, 2009. As a result, our deposit insurance costs were substantially higher in 2009 than in previous periods, which has adversely affected our profitability.

We may not be able to reduce the outstanding balance on our holding company’s outstanding line of credit with a correspondent bank.

We have drawn approximately $9.6 million on a revolving line of credit with a correspondent bank in the amount of $15 million.  We pledged all of the stock of our bank subsidiary as collateral for the line of credit, which contains various debt covenants.  On January 7, 2010, we announced that we had reached an agreement to modify our holding company’s loan agreement with its lender.  The modifications to the loan agreement cure existing covenant violations, subject to regulatory approval.  There can be no assurances that we will be able to obtain regulatory approval of this agreement. In addition, we have agreed, subject to regulatory approval, to pay $3.5 million no later than March 15, 2010 to our lender, which would fully satisfy our obligations under the line of credit. However, we believe that we must increase our capital ratios in order to obtain regulatory approval for this agreement which we do not anticipate occurring before March 15, 2010. We are pursuing negotiations with our lender to extend this due date while we continue efforts to increase our capital ratios. Although there can be no assurances, we believe that if we are successful in increasing our capital ratios and do obtain regulatory approval for the modification of the loan agreement, we will also be able to obtain our lender's consent to extend this due date.

Our core customer base of small- to medium-sized businesses may have fewer financial resources to weather the downturn in the economy.

We target the banking and financial services needs of small- and medium-sized businesses.  These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If harsh economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operations may be adversely affected.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

In response to deteriorating economic conditions, beginning in September 2008, the Federal Reserve, together with the U.S. Treasury and the FDIC, have taken a variety of unprecedented actions to restore liquidity and stability to the U.S. financial system.  Congress and the U.S. Treasury have taken additional actions in an effort to aid in this objective.  Many financial institutions, in an attempt to repair the damage to their balance sheets from these economic events, have sought, and continue to seek, additional capital  or have considered merging with other financial institutions to create a stronger combined capital base.

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

Our future performance will depend on our ability to implement our new business plan successfully.  This implementation will involve a variety of complex tasks, including reducing our level of nonperforming assets (“NPAs”) by continuing to aggressively work problem credits, exploring a bulk sale of loans or OREO, and possibly requiring significant write-downs to facilitate disposition of nonperforming assets.  We also plan to continue to increase core deposits, reduce our dependency on wholesale funding (brokered CD’s and FHLB borrowings) and increase low-cost deposit accounts (DDA’s, NOW, etc.).  These actions should help expand our net interest margin and future earnings without requiring additional capital.   Any failure or delay in executing these initiatives, whether due to regulatory delays or for other reasons, some of which may be beyond our control, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could materially adversely affect our business, financial condition, and results of operations.

Our historical results of operations may not be indicative of our future operating results.

We have historically grown at a rapid rate, but in the current economic climate, we do not plan to grow our business as we have in the past, and we have decided to contract our business in the near term by selling some of our assets as part of our strategic plan to increase our capital ratios.  Consequently, our historical results of operations will not necessarily be indicative of our future operating results. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence as we shrink our balance sheet.  As we implement our plans to deleverage our balance sheet by reducing our assets, our business, financial condition, and results of operations may be adversely affected because a high percentage of our operating costs are fixed expenses.  We may not experience a decrease in these costs in proportion to or as quickly as the decrease in our assets.

Significant risks accompany our historical expansion.

We have historically experienced significant growth by opening new branches or loan production offices and through the acquisition of Carolina National Bank in 2008. Our ability to manage this expansion depends on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate new branches and acquired businesses. If we fail to do so, our business, financial condition, and operating results will be negatively impacted. Risks associated with our recent acquisition activity include the following:

•	inaccuracies in estimates and judgments to evaluate credit, operations, management, and market risks with respect to our recently acquired institution or its assets;

•	our lack of experience in markets into which we have entered;

•	difficulties and expense in integrating the operations and personnel of the combined businesses; and

•	loss of key employees and customers as a result of an acquisition that is poorly received.

Our inability to overcome these risks could have a material adverse effect on our ability to achieve our business strategy and on our financial condition and results of operations.

We depend on key individuals, and the unexpected loss of one or more of these key individuals could adversely affect our prospects.

On August 24, 2009, we hired J. Barry Mason as our new president and chief executive officer.  If we lose Mr. Mason’s services, he would be difficult to replace and our business development could be materially and adversely affected.  Our success is dependent on the personal contacts and local experience of Mr. Mason and other key management personnel in each of our market areas. Our success also depends in part on our continued ability to attract and retain experienced loan originators, as well as our ability to retain current key executive management personnel.   We have entered into employment agreements with several of our key management personnel.  However, as a result of our previously disclosed regulatory enforcement action, certain payments (including, but not limited to, payments upon a change in control) to our named executive officers are prohibited. These restrictions will remain in effect until we are no longer subject to this regulatory enforcement action.  Therefore, the existence of these agreements does not necessarily mean that we will be able to continue to retain their services.  The unexpected loss of the services of several of these key personnel could adversely affect our business plan and future prospects to the extent we are unable to replace such personnel.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access.  While we have selected these third party vendors carefully, we do not control their actions.  Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business.  Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the OCC, the FDIC, and the FRB. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected. Our failure to be classified as "well-capitalized" and "well managed" for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and the cost of our FDIC insurance premiums, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and the effects of these changes on our business and profitability cannot be predicted. For example, new legislation or regulation could limit the manner in which we may conduct business, including our ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. Moreover, as a regulated entity, we can be requested by regulators to implement changes to our operations. In the past, we have addressed areas of regulatory concern through the adoption of board resolutions and improved policies and procedures.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information.  We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available.  If this information is inaccurate, we may be subject to regulatory action, reputational harm or other adverse effects on the operation of our business, our financial condition and our results of operations.

We are exposed to risk of environmental liability when we take title to property.

In the course of our business, we may foreclose on and take title to real estate.  As a result, we could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  If we become subject to significant environmental liabilities, our financial condition and results of operations could be adversely affected.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

There is limited public trading of our common stock.

While our common stock is listed for trading on The NASDAQ Capital Market, the trading volume in our common stock is less than that of other larger financial services companies. Lightly traded stock can be more volatile than stock trading in active public markets.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained.  In addition, we must meet certain minimum listing standards for our common stock to continue to be listed on The NASDAQ Capital Market, including a $1.00 per share minimum trading price.  On December 29, 2009, we received a letter from NASDAQ that stated that our common stock closed below the required minimum $1.00 per share bid price for the previous 30 consecutive business days.  Therefore, we have a period of 180 calendar days, until June 28, 2010, to regain compliance with this listing standard which will occur, if at any time before June 28, 2010, the bid price of our common stock closes with a bid price of $1.00 per share or more for a minimum of 10 consecutive business days.  We cannot predict whether we will be able to continue to meet, or choose to comply with, these minimum listing standards.  If we delist from NASDAQ, the trading volume in our common stock will likely decrease.  Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for our shareholders to resell our common stock when they want and at prices they find attractive.  Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of their securities.  We could in the future be the target of similar litigation.  Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

We may issue additional shares of common stock or equity derivative securities that will dilute the percentage ownership interest of existing shareholders and will dilute the book value per share of our common stock and may adversely affect the terms on which we may obtain additional capital.

Our authorized capital includes 100,000,000 shares of common stock.  As of December 31, 2009, we had 7,792,321 shares of common stock outstanding and had reserved for issuance 1,673,669 shares underlying options and warrants that are or may become exercisable at an average price of $2.61 per share.  In addition, as of December 31, 2009, we had the ability to issue 317,419 shares of common stock pursuant to options and restricted stock that may be granted in the future under our existing equity compensation plans.  Subject to applicable NASDAQ rules, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of common stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans.  We may seek to raise additional equity capital to support our business operations.  This issuance of additional shares of common stock and equity derivative securities will dilute the percentage ownership interest of our shareholders and will dilute the book value per share of our common stock.  Future shares we may issue will increase the total number of outstanding shares and dilute the percentage ownership interest of our existing shareholders.

Our shareholders do not have preemptive rights and may experience dilution once we issue more common stock or if securities exercisable for or convertible into common stock are exercised.

Under our Articles of Incorporation, holders of our common stock will not have any preemptive rights to purchase additional shares of our common stock in any future offerings.  Therefore, holders of our common stock may not be able to maintain their current percentage equity interest if we issue more common stock and other securities exercisable or exchangeable for, or convertible into, our common stock.

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
Approximately 3.0 acre site which includes a 15,000 square foot building with office space and a full-service branch office opened in February 2001 as well as an additional 14,500 square feet of finished space housing our operations center completed in April 2007

2680 Reidville Road Spartanburg, South Carolina	Owned/Leased(2)	05/30/2020	3,500 square foot full-service branch office opened in 2000

3090 Boiling Springs Road Boiling Springs, South Carolina	Leased(1)	02/15/2032	3,000 square foot full-service branch office opened in 2002

Market Headquarters 3401 Pelham Road Greenville, South Carolina	Leased(3)	10/9/2032	6,000 square foot full-service branch office and market headquarters opened in June 2007

713 Wade Hampton Blvd. Greer, South Carolina	Leased(3)	10/9/2032	3,000 square foot full-service branch office opened in August 2007

Coastal Region

Market Headquarters 140 East Bay Street Charleston, South Carolina	Leased	08/31/2016	5,739 square foot market headquarters in historic downtown Charleston opened in April 2007

651 Johnnie Dodds Blvd. Mount Pleasant, South Carolina	Leased(3)	10/09/2032	1,700 square foot full-service branch office opened in 2005

Midlands Region (4)

Market Headquarters 1350 Main Street Columbia, South Carolina	Leased	1/31/2012	9,718 square foot full-service branch office acquired in Carolina National acquisition in January 2008

4840 Forest Drive Columbia, South Carolina	Leased	1/31/2012	2,000 square foot full-service branch office acquired in Carolina National acquisition in January 2008

5075 Sunset Boulevard Lexington, South Carolina	Owned/Leased(2)	1/31/2023	Opened in July 2008 3,000 square foot full-service branch office

Corner of Two Notch Road and Sparkleberry Lane Columbia, South Carolina	Leased	8/31/2015	2,000 square foot full-service branch office acquired in Carolina National acquisition in January 2008

6041 Garner’s Ferry Road Columbia, South Carolina	Leased	4/30/2021	3,309 square foot full-service branch office acquired in Carolina National acquisition in January 2008

Northern Region

Market Headquarters 1115 Stonecrest Boulevard Tega Cay, South Carolina	Owned	N/A	9,015 square foot, full-service branch office opened in May 2009

(1) These properties were part of the sale/leaseback transaction we entered into in February 2007 with First National Holdings, LLC, a limited liability company owned by eight non-management directors. See “Note 9 – Sale/Leaseback Transactions” for a more detailed description of this transaction.

(2) We have a ground lease for the land and own the building and land improvements.

(3) These properties were part of a sale/leaseback transaction we entered into in October 2007 with First National Holdings II, LLC, a limited liability company owned by eight investors, seven of whom serve as non-management directors. See “Note 9 – Sale/Leaseback Transactions” for a more detailed description of this transaction.

(4)  We also lease a parcel of land one block from the Columbia market headquarters office on which we operate a drive-through facility under a short-term lease.

Item 3.	Legal Proceedings.

There are no material legal proceedings.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on The NASDAQ Capital Market under the symbol “FNSC.”  As of March 5, 2010, there were 1,118 shareholders of record.

The following table shows the high and low sales prices published by NASDAQ for each quarter for the three year period ended December 31, 2009.  The prices shown reflect historical activity and have been adjusted for the 3 for 2 stock splits distributed on March 1, 2004 and January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

	2009		2008
	High	Low	High	Low
First Quarter	$4.47	$0.91	$13.15	$9.61
Second Quarter	1.76	0.70	10.45	6.50
Third Quarter	3.00	0.55	7.15	4.80
Fourth Quarter	$1.85	$0.47	$5.77	$1.44

The ability of our holding company to pay cash dividends is dependent upon receiving cash in the form of dividends from our bank.  The dividends that may be paid by the Bank to the holding company are subject to legal limitations and regulatory capital requirements.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Further, we cannot pay cash dividends on our common stock during any calendar quarter unless full dividends on the Series A Preferred Stock for the dividend period ending during the calendar quarter have been declared and we have not failed to pay a dividend in the full amount of the Series A Preferred Stock with respect to the period in which such dividend payment in respect of our common stock would occur.  However, restrictions currently exist, including within the consent order we signed with the OCC on April 27, 2009, that prohibit our Bank from paying cash dividends to the holding company.  As of December 31, 2009, no cash dividends have been declared or paid by the Bank or the holding company.  In addition, pursuant to the terms of the written agreement that our holding company entered into with the FRB on June 15, 2009, we must obtain preapproval of the FRB before paying dividends. We have not declared or paid dividends on our Series A Preferred Stock in 2009 to help preserve liquidity and we have never paid cash dividends on our common stock.

The following table sets forth equity compensation plan information as of December 31, 2009:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column

Equity compensation plans approved by security holders (1)	112,240	$10.37	317,419
Equity compensation plans not approved by security holders(2)	1,561,429	$2.05	-

Total	1,673,669	$2.61	317,419

(1)
Pursuant to the Merger Agreement approved at special meetings of the First National and Carolina National shareholders held in December of 2007, an additional 141,346 shares of common stock were reserved for issuance upon the exercise of options outstanding and held by former Carolina National employees and directors as of the effective date of the Merger that were converted into options to purchase shares of First National common stock.

(2)
Each of our organizers received, for no additional consideration, a warrant to purchase two shares of common stock for $3.92 per share (adjusted for 3 for 2 stock splits distributed on March 1, 2004 and January 18, 2006, the 6% stock dividend distributed May 16, 2006 and the 7% stock dividend distributed on March 30, 2007) for every three shares purchased during our initial public offering completed in February 2000.  The warrants are represented by separate warrant agreements.  One-fifth of the warrants vested on each of the first five anniversaries of the completion of the offering and they were exercisable in whole or in part during the ten-year period following that date.   These warrants expired on February 10, 2010.   On August 24, 2009, we entered into an employment agreement with our new bank and holding company President and Chief Executive Officer, J. Barry Mason.  Pursuant to this employment agreement, we granted Mr. Mason options to purchase one million shares of our common stock at an exercise price of $1.00 per share.  The options are not incentive stock options as defined by Section 422 of the Internal Revenue Code and vest ratably over each of the next three years ending August 24, 2012, with a ten-year expiration on August 24, 2019.

Item 6.   Selected Financial Data.

Selected Consolidated Financial and Other Information
(dollars in thousands, except per share data)

	2009	2008	2007	2006	2005
Summary of Operations
Net interest income	$12,721	$20,008	$17,503	$14,161	$9,511
Provision for loan losses	39,712	20,460	1,396	1,192	594
Noninterest income	5,352	5,020	4,151	2,079	1,855
Noninterest expense	23,899	51,649	14,159	8,901	6,476
Income taxes	(1,800)	(2,234)	2,039	2,095	1,461
Net income/(loss)	$(43,738)	$(44,847)	$4,060	$4,052	$2,835

Per common share - basic	$(6.61)	$(7.56)	$0.93	$1.12	$0.90
Per common share - diluted	$(6.61)	$(7.56)	$0.84	$0.94	$0.73

Year End Balance Sheets
Cash and cash equivalents	$65,968	$7,700	$8,426	$8,205	$21,306
Investment securities	99,112	81,662	70,530	63,374	45,151
Loans, net of unearned income	537,161	692,876	474,685	379,490	251,405
Allowance for loan losses	25,408	23,033	4,951	3,795	2,719
Total assets	717,689	812,742	586,513	465,382	328,769
Noninterest-bearing deposits	34,172	39,088	44,466	31,321	18,379
Interest-bearing deposits	607,319	607,761	427,362	345,380	253,316
FHLB advances and other borrowed funds	63,645	102,736	51,051	45,446	26,612
Junior subordinated debentures	13,403	13,403	13,403	13,403	6,186
Shareholders' equity (deficit)	(4,158)	40,624	47,556	26,990	22,029
Tangible book value per common share	(2.35)	3.41	7.85	7.21	6.94
Book value per common share	$(2.23)	$(3.59)	$8.49	$7.29	$6.21

Average Balance Sheets
Interest-bearing bank balances	$63,228	$4,643	$486	$235	$542
Investment securities	102,779	73,371	69,785	52,423	39,683
Loans, net of unearned income	632,324	682,437	430,683	314,610	222,026
Total interest-earning assets	805,520	779,940	516,757	373,253	269,745
Noninterest-bearing demand deposits	38,370	41,920	32,588	23,056	18,009
Interest-bearing deposits	656,340	600,870	394,223	285,522	208,854
FHLB advances	67,463	60,538	41,014	33,421	27,966
Other borrowings	12,619	19,365	10,864	2,612	1,329
Junior subordinated debentures	$13,403	$13,403	$13,403	$11,663	$6,186

Ratios and Other Data
Return on average assets	(5.35%)	(5.43%)	0.76%	1.05%	1.01%
Return on average equity	(170.63%)	(54.01%)	10.89%	16.82%	17.72%
Net interest margin	1.58%	2.57%	3.39%	3.79%	3.53%
Efficiency ratio	132.23%	206.37%	65.39%	54.81%	56.98%
Tier 1 leverage ratio (bank)	2.37%	7.23%	8.17%	8.05%	7.75%
Tier 1 risk-based capital ratio (bank)	3.43%	8.48%	9.70%	9.03%	10.19%
Total risk-based capital ratio (bank)	4.72%	9.75%	10.72%	10.01%	11.35%
Net chargeoffs to average loans	5.90%	0.78%	0.06%	0.04%	0.06%
Nonperforming assets to loans and OREO, year end	26.36%	10.79%	3.00%	0.13%	0.14%
Nonperforming loans to loans, net, year end	25.02%	9.97%	2.53%	0.13%	0.14%
Allowance for loan losses to loans, year end	4.73%	3.32%	1.04%	1.00%	1.08%

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

Overview

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association.  Through our bank, we operate a general commercial and retail community-focused banking business from our main office in Spartanburg, South Carolina and a network of full-service branches in select markets across the state of South Carolina.  We believe that we are an attractive franchise in an attractive market area with committed employees, management and board members.

The impact of the current economic challenges facing the banking industry has negatively impacted our results of operations during 2008 and 2009.  We reported the following results of operations for the year ended December 31, 2009:

Provisions for loan losses increased as a result of the increase in our nonperforming assets.

Our nonperforming assets increased dramatically during 2009 due to the severe housing downturn and real estate market deterioration in each of our market areas.  As a result, we recorded a provision for loan losses during 2009 of $39.7 million, as compared to $20.5 million during 2008.  Included in the provision for loan losses of $39.7 million recorded during 2009 is $30.4 million which was recorded to reflect specific impairment charges related to the increase in our nonperforming assets during the year, in excess of the general provision for the loan losses recorded for 2009 of $9.3 million.  The Coastal Region of our franchise, primarily in and around Charleston, South Carolina, has been particularly affected by the volatility and weakness in the residential housing market.  These conditions have negatively affected the economy in this region of our state, making it especially difficult for a higher percentage of borrowers in this region to repay their loans to us than in other regions.   As of December 31, 2009, our nonperforming assets were $137.3 million, as compared to $75.5 million as of December 31, 2008.

The net interest margin continued to decline during 2009 as a result of the rapidly declining interest rate environment and continued liquidity pressure.

During 2008, in an effort to alleviate liquidity, capital and other balance sheet pressures on financial institutions, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it remained throughout 2009 and so far in 2010.  The benchmark two-year Treasury yield began 2008 at a high of 3.05% but had decreased to 0.77% as of December 31, 2008 and the ten-year Treasury yield, which began 2008 at 4.03%, closed 2008 at 2.21%.  These rates also remained low throughout 2009.  These dramatic changes in market interest rates resulted in a lower net interest margin for us in 2009 as compared to previous years, which also caused our 2009 earnings to suffer.  The unprecedented interest rate reductions by the Federal Reserve described above had a negative impact on our net interest margin since interest rate cuts reduced the yield on our adjustable rate loans immediately, but our deposit costs did not fall as quickly or as far in response to these interest rate reductions since liquidity pressure in the retail deposit markets has kept these costs high.

Net interest income for the year ended December 31, 2009, decreased by 36.4% or $7.3 million to $12.7 million, as compared to $20.0 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans, as well as the overall decrease of 173 basis points in the rates earned on our interest-earning assets.  The net interest margin for the year ended December 31, 2009, was 1.58%, as compared to the 2.57% net interest margin recorded for the year ended December 31, 2008, or a reduction of 99 basis points during the year ended December 31, 2009, primarily due to the excess liquidity that was held on the balance sheet, primarily in lower-yielding interest-bearing bank balances at the Federal Reserve and lost interest income on the elevated level of nonperforming assets as compared to 2008.

While noninterest income increased marginally by approximately $332,000, or 6.6%, as compared to the year ended December 31, 2008, noninterest expense decreased by $28.0 million, or 54.2%, from $51.6 million for the year ended December 31, 2008 to $23.6 million for the year ended December 31, 2009.   The decrease is primarily due to an after-tax noncash accounting charge of $28.7 million that we recorded during the fourth quarter of 2008 as a result of our annual testing of goodwill for impairment as required by accounting standards.  Other than the adjustment for goodwill impairment, noninterest expense for the year ended December 31, 2009, increased by $732,000, or net 3.2%, as compared to recurring noninterest expenses of $22.9 million for the year ended December 31, 2008.  Included in this increase are various amounts which reflect our current financial condition, primarily increased Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and professional fees paid to advisors and consultants engaged to assist us in raising capital and complying with the regulatory enforcement actions with the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve Bank of Richmond (“FRB”).

The following table sets forth selected measures of our financial performance for the periods indicated (dollars in thousands):

As of or for the Years Ended December 31,
	2009	2008	2007
Total revenue(1)	$18,073	$25,028	$21,654
Net income (loss)	(43,738)	(44,847)	4,060
Total assets	717,689	812,742	586,513
Total loans(2)	537,161	692,876	474,685
Total deposits	641,491	646,849	471,828
Total equity (deficit)	$(4,158)	$40,624	$47,556

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the  U.S. Department of Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program (“CPP”) under the EESA.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

We have been adversely affected by the continued weakness in the market economy.  Our bank is significantly undercapitalized, and we must raise capital and/or sell assets to continue operations and improve our capital ratios.  We must also increase our bank's minimum capital ratios to comply with the terms of the consent order we entered into with our bank's primary regulator, the OCC, on April 27, 2009.  In response to these developments, we have made significant changes to our business strategy and management team in 2009, including hiring J. Barry Mason as our new president and chief executive officer.

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

New Business Strategy

Since the first quarter of 2008, we have observed the deterioration in national and regional economic indicators and declining real estate values, as well as slowing real estate sales activity in our markets.  As a result of these worsening economic conditions, the level of our problem assets has increased over the past eighteen months.  Consequently, our loan loss provision increased from $20.5 million for the year ended December 31, 2008 to $39.7 million for the year ended December 31, 2009.  In response to the changing business climate, we have modified our asset growth plan from historic levels and updated our business strategy based on the following principles:

Strengthen our capital base.

We need to raise additional capital, which we have already begun to accomplish through a private placement common stock offering. On August 24, 2009, our directors purchased 550,500 shares of common stock and 137,625 warrants at $1.00 per share as part of this offering which we recorded as a capital contribution to our bank subsidiary.  We are implementing a strategy to increase our capital ratios through several actions, including:

•	offering additional equity or debt instruments to prospective investors through public or private offerings;

•	renegotiating our holding company’s senior capital obligations (preferred stock and senior debt);

•	potentially divesting selected branch locations, including associated loans and deposits; and

•	shrinking our loan portfolio through loan run-off and problem asset resolution.

Through these steps, we believe we can return to being well capitalized, cease being deemed to be in troubled condition, and ultimately be released from the restrictions imposed on us as a result of the consent order we have entered into with the Office of the Comptroller of the Currency (“OCC”) (the Bank’s primary federal regulator) and the written agreement we have entered into with the Federal Reserve Bank of Richmond (the “FRB”) (our holding company's primary federal regulator).  See Exhibit 10.2 to our Form 10-K for the year ended December 31, 2008 and Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2009 for a more detailed discussion regarding the consent order and written agreement, respectively.

Improve asset quality by reducing the amount of our nonperforming assets.

To improve our results of operations, our primary focus is to significantly reduce the amount of our nonperforming assets.  Nonperforming assets decrease our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of our staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) had increased to $137.3 million as of December 31, 2009, as compared to $75.5 million as of December 31, 2008.  In addition, as of February 26, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.4 million, which will reduce nonperforming assets to $134.9 million.  Also, as of December 31, 2009, approximately $128.0 million of our loan portfolio was comprised of either loans not accruing interest or loans past due 90 days or more and still accruing interest as compared to $69.1 million of our loan portfolio as of December 31, 2008.  We believe that the increase in the level of our nonperforming assets has occurred largely as a result of the severe housing downturn and deterioration in the residential real estate market, as many of our commercial loans are for residential real estate projects.

We have moved aggressively to address this issue by increasing our reserves for losses and directing the efforts of an entire team of bankers and experienced workout specialists solely to managing the liquidation of nonperforming assets.  This team is actively pursuing remedies with borrowers, including foreclosure, to hold the borrowers accountable for the principal and interest owed under the terms of the personal guarantees that were made when the loans were originated.  This group allows our Credit Administration team to focus on managing the performing loan portfolio and transfers responsibility for resolving problem loans away from the originating or managing lender.  During the last six months of 2009, these efforts led to a significant reduction in the level of loans 30 to 89 days past due of approximately 87% from $50.4 million as of June 30, 2009 to $6.7 million, as of December 31, 2009.   First National has successfully resolved approximately $51.2 million of its problem assets since March 31, 2009, and currently has approximately $2.4 million of problem assets pending resolution.  In addition to our loan loss reserves as of December 31, 2009, we have written down the nonaccrual loans as of December 31, 2009 by approximately $22.5 million as of December 31, 2009 through chargeoffs to our allowance for loan losses.

With the assistance of a third party loan review firm, we conducted several thorough reviews of our loan portfolio during 2009, including both nonperforming loans and performing loans.  We believe that the reserves recorded in our allowance for loan losses as of December 31, 2009 are adequate to cover losses inherent in the portfolio as of that date. However, future valuation adjustments may be necessary based on potential future events such as short sales and bulk asset sales which typically require deeper discounts.  If these potential losses are realized, we will require additional capital to fund these losses.

It is our goal to remove the majority of the nonperforming assets from our balance sheet as quickly as possible while still obtaining reasonable value for these assets.  Given the current conditions in the real estate market, accomplishing this goal is a tremendous undertaking requiring both time and the considerable effort of our staff, but we are committed to continue devoting significant resources to these efforts.  Additional provisions for loan losses may be required during 2010 to implement this part of our business strategy since we will likely be required to accept discounted sales prices below appraised value to quickly dispose of these assets.

Increase operating earnings while maintaining adequate liquidity.

Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise.  These strategies involve changing the mix of our earning assets without growing our balance sheet.   Specifically, we are attempting to reduce the level of nonperforming assets, diversify our loan and deposit mix, control our operating expenses, improve our net interest margin and increase fee income.  We are currently maintaining excess liquidity on our balance sheet in the form of cash and unpledged securities to strengthen our liquidity position as we reduce our dependency on wholesale funding. While this strategy has reduced our net interest income in 2009, our net interest margin is projected to increase during 2010 as we fund maturing brokered deposits with excess cash, and our liquidity returns to a more normal level.  We do not expect our balance sheet to grow over the next twelve months as we reduce the excess liquidity on our balance sheet and dispose of nonperforming assets, which may require us to record additional provisions for loan losses.  In fact, our balance sheet is projected to continue to shrink during this period as we execute strategic branch divestitures, including loans and deposits, to further reduce our asset base and improve our capital ratios.  We closed our wholesale mortgage lending division on September 2, 2009, which has also lowered our asset base, improving our capital ratios.  We are also reducing the concentration of commercial real estate loans and construction loans within our loan portfolio and have generally ceased making new loans to homebuilders.   We have tightened our loan approval policies for new loans and are carefully evaluating renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best and most profitable customer relationships.

The benefits of this new approach to the size and composition of our balance sheet include more disciplined loan and deposit pricing going forward on new business as well as on current loans and deposits as they reprice and renew, which we believe should result in subsequent net interest margin expansion.  From March 1, 2010 through December 31, 2010, we have $383.7 million of time deposits, with a weighted average interest rate of 2.43%, that will reprice at current market rates as they mature.     Included in the $383.7 million are $112.0 million of brokered deposits which will not be renewed.  Additionally, we have $90.8 million of loans that are maturing from March 1, 2010 through December 31, 2010.  The majority of these loans were initially made at a rate variable with the Wall Street Journal prime rate, which is currently 3.25%.  We have begun to put floors, or minimum interest rates, in our variable rate loans at renewal.   Furthermore, we will look to cheaper sources of funding as they become available to us.

Aggressively manage operating costs and increase fee revenue.

Although we have always focused on controlling our operating expenses and managing our overhead to an efficient level, given the continued challenges of the economy, we embarked on an even more aggressive expense reduction campaign in 2009 that we believed would save us over $5 million in annual expenditures.  We believe that we have reached this level of efficiency as of December 31, 2009, excluding expenses for elevated Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, as well as professional fees paid to advisors, which should begin to decrease in 2010 if our financial condition improves.   To achieve this goal, management has reduced salary and benefits expense by eliminating a number of positions as a result of a review of employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to aggressively reduce noninterest expenses.   We use our centralized purchasing function to negotiate favorable rates on purchases throughout our branch network.  We make every effort to partner with vendors who maintain a relationship with our bank as a customer, shareholder, or both.  Using a centralized purchasing function allows us to more actively monitor and tightly control our noninterest expenses in all areas of the bank.

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

To date, our noninterest income sources have primarily consisted of service charge income on loan and deposit accounts, mortgage banking related fees and commissions, and fees from joint ventures to provide financial services to our customers.  We seek to provide a broad range of products and services to our customers while simultaneously attempting to increase our fee-based income as a percentage of our gross income (net interest income plus noninterest income).  Additionally, we will actively pursue future opportunities to increase fee-based income as they arise.  We will seek to increase the amount of noninterest income from traditional sources by increasing demand deposit accounts through expanded targeted product marketing campaigns, which, in turn, will increase deposit service charge income.  We also project that fees and service charges on loans will increase with growth in our performing loan portfolio as nonperforming assets are removed from our balance sheet and our capital ratios improve.  We are emphasizing collection of origination fees and processing fees on new and renewing loans in our portfolio.  These efforts are projected to bring the amount of fees collected on deposit and loan accounts more in line with the market and we believe these efforts will not have a negative effect on our potential for loan or deposit growth.  We expect that these efforts will help bolster our noninterest income in future periods.

Continue to increase local funding and core deposits.

We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered time deposits and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”).  We are focused on increasing the percentage of our balance sheet funded by local depositors while we reduce the level of wholesale funding on our balance sheet.  Based on our capitalization as of December 31, 2009, we are not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  In addition, our ability to borrow funds from the FHLB has been restricted following the FHLB’s quarterly review of our assigned credit risk rating for the fourth quarter of 2008.

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

Our team of experienced retail bankers is focused on strengthening our relationships with our retail customers to grow core deposits.  We also believe that the new customer relationships generated by our new president and chief executive officer, J. Barry Mason, will contribute significantly to our core deposit growth.  We hold our retail bankers accountable for sales production through our targeted officer calling program which includes weekly sales calls as well as organized tracking and reporting of these activities.  Additionally, our customer-focused sales training emphasizes product knowledge and enhanced customer service techniques.

We generate local deposits through a combination of competitive pricing and extensive personal and commercial relationships in the local market.  Five of our branches are less than three years old, and we expect those branches to increase their levels of deposits in the next twelve to eighteen months.  Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts and money market accounts.

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

We seek to compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities.  We believe that we can continue to deliver our level of superior customer service during this challenging period of time.  We emphasize to our employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities we serve.  Mr. Mason, our new president and CEO, shares this approach to community banking, and we plan to target his network of customer relationships to diversify our loan and deposit base.

Our organizational structure allows us to provide local decision-making consistent with our community banking philosophy.  Our regional boards are comprised of local business and community leaders who act as ambassadors for us in their markets and help generate referrals for new business for the bank.  These board members also provide us with valuable insight on the financial needs of their communities, which allows us to deliver targeted financial products to each market.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of United States generally accepted accounting principles that are consistent with general practices within the banking industry in the preparation of our financial statements.  Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2009, “Summary of Significant Accounting Policies and Activities.”

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

Income Taxes

 Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits.  Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities.  These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies.   Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur in 2010, management has established a valuation allowance for the portion of the net deferred tax asset that is not recoverable through loss carrybacks.

Results of Operations

Income Statement Review

Summary

Our net loss was $43.7 million, or $6.61 per diluted share, for the year ended December 31, 2009, as compared with a net loss of $44.8 million, or $7.56 per diluted share, for the year ended December 31, 2008.  The preferred stock dividends for the year ended December 31, 2008, resulted in a net loss available to common shareholders for 2008 of $46.2 million.  Our Board of Directors did not declare a preferred stock dividend during 2009.  Our net loss for the year ended December 31, 2009, included $39.7 million in the provision for loan losses, as compared to $20.5 million in the provision for loan losses for the year ended December 31, 2008.  Our net loss for the year ended December 31, 2008, included $28.7 million in a non-cash accounting charge for goodwill impairment.

The provision for loan losses was recorded as part of management’s continued proactive strategy to accelerate efforts to resolve our nonperforming assets with the goal of removing them from the balance sheet.  A portion of the provision for loan losses was recorded to increase the general reserve included in the allowance for loan losses to reflect probable losses in the portfolio as of December 31, 2009.  The remainder of the provision booked during the year ended December 31, 2009, was recorded to reflect valuation adjustments on impaired loans as a result of updated appraisals as well as negotiated discounts on impaired loans below their appraised value which are included in contracts to dispose of nonperforming assets, which were closed or pending as of the date of this report.  Weighted average diluted common shares outstanding for the year ended December 31, 2009, increased slightly over 2008, due to the conversion of preferred shares to common shares since December 31, 2008, and the sale of 550,500 common shares to our directors during the third quarter of 2009.

Our net loss was $44.8 million, or $7.56 per diluted share, for the year ended December 31, 2008, as compared with net income of $4.1 million, or $0.84 per diluted share, for the year ended December 31, 2007.  Our net loss for the year ended December 31, 2008, included a non-cash accounting charge for goodwill impairment of $28.7 million, a provision for loan losses of $20.5 million due to the severe housing downturn and real estate market deterioration in each of our market areas, as well as a $4.2 million deferred tax expense to record a valuation allowance on our deferred tax asset as of December 31, 2008.  Diluted common shares outstanding for the year ended December 31, 2008, increased by 25.9% over the same period in 2007, due to the effect of a prorated amount to reflect the 2.7 million common shares issued to the former Carolina National shareholders as of the merger date of January 31, 2008.

Net interest income comprises the majority of our gross income.  Net interest income for the year ended December 31, 2009, decreased by 36.5% or $7.3 million to $12.7 million, as compared to $20.0 million recorded during the same period in 2008, primarily due to the negative impact of the proportionally increased level of nonperforming loans, as well as the overall decrease of 173 basis points in the rates earned on our average interest-earning assets.  The net interest margin for the year ended December 31, 2009, was 1.58%, as compared to the 2.57% net interest margin recorded for the year ended December 31, 2008, or a reduction of 99 basis points during the year ended December 31, 2009, primarily due to the excess liquidity that was held on the balance sheet, primarily in lower-yielding interest-bearing bank balances at the Federal Reserve and lost interest income on the elevated level of nonperforming assets as compared to 2008.

During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it stayed through December 31, 2009 and so far in 2010.  These dramatic decreases lowered the yield on our earning assets more rapidly than our cost of funds declined, which has caused our net interest margin and spread to compress and has caused our earnings to suffer.   In addition, while nonperforming loans continue to be treated as interest-earning assets, for purposes of calculating the net interest margin, the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest income accrued on the loans is reversed at that point.  In the past, we have used lower-cost brokered deposits to help manage this margin compression, but under our consent order with the OCC, we have not been able to renew, roll over or increase our brokered deposits since executing the consent order on April 27, 2009.

Our return on average assets of (5.35%) for the year ended December 31, 2009, was fairly constant from 2008’s result of (5.43%).

Our return on average assets decreased from 0.76% for the year ended December 31, 2007, to (5.43)%, for the year ended December 31, 2008, due to the net loss incurred in 2008, compared to net income for 2007, despite an increased average asset base in 2008 as compared to 2007.  The diminished return on average assets for 2008 also reflects the impact of the decreased net interest margin and an increased provision for loan losses for 2008.

Our return on average equity decreased from (54.01%) for the year ended December 31, 2008, to (170.63%) for the year ended December 31, 2009.  This decrease is driven by the increased net loss recognized in the year ended 2009 as compared to the year ended 2008, in addition to a lower average equity base in 2009 due to sustained losses since 2008.

Our return on average equity decreased from 10.89% for the year ended December 31, 2007 to (54.01%) for the year ended December 31, 2008.  This decrease was driven by our net loss recognized in 2008 versus net income for 2007 and the relatively large increase in our average equity during 2008 due to the acquisition of Carolina National completed during the first quarter of 2008.  Average equity increased in 2008 due to $16.5 million in net proceeds received from the completion of the preferred stock offering in July 2007 only being outstanding for a partial year in 2007, as compared to a full year in 2008.

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

Our net interest income decreased by $7.3 million, or 36.5%, to $12.7 million in 2009, from $20.0 million in 2008.  Our net interest income increased $2.5 million, or 14.3%, to $20.0 million in 2008, from $17.5 million in 2007.  The decrease in net interest income from 2008 to 2009 was due primarily to the decrease in our net interest margin of 99 basis points from 2.57% to 1.58% for the years ended December 31, 2008 and 2009, respectively.  Decreased yields on the loan portfolio were the primary contributing factor, along with overall decreased loan volume.  Our loan yield for the year ended December 31, 2009, has also been negatively impacted by the reversal of interest income on loans reclassified to nonaccrual status.  We are deliberately decreasing the size of our loan portfolio, as we reduce the size of our balance sheet to improve our capital ratios, while striving to improve our loan yield.

Combined, decreased loan yields and volume contributed $12.1 million toward our decreased net interest income for the year ended December 31, 2009.  In addition, the negative interest carry on the excess balance sheet liquidity held in unpledged U. S. government securities and lower-yielding cash in our FRB account contributed to the decrease in net interest income for 2009.  The average balance of these assets for the year ended December 31, 2009 was $131.6 million and contributed $2.1 million toward our decreased net interest income for the period.  While deposit rates decreased as well, growth in average deposits to increase liquidity partially offset the positive impact of the reduced deposit rates.

The increase in net interest income from 2007 to 2008 was due primarily to the growth in our average earning assets of $263.2 million, or 50.9%, which was partially offset by a decrease in our net interest margin for the year ended December 31, 2008.  The increase in average earning assets during this period includes $215.4 million from the Carolina National acquisition during 2008.

The following table sets forth, for the years ended December 31, 2009, 2008 and 2007, information related to our average balances, yields on average interest-earning assets, and costs of average interest-bearing liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding interest-earning assets or interest-bearing liabilities.   Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

	Average Balances, Income and Expenses, and Rates For the Years Ended December 31,
	2009			2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans, including nonaccrual	$624,255	$28,842	4.62%	$682,438	$40,901	5.99%	$430,683	$35,661	8.28%
Mortgage loans held for sale	8,068	409	5.07%	11,834	703	5.94%	10,384	668	6.43%
Investment securities	102,779	3,329	3.24%	73,371	3,477	4.74%	69,785	3,293	4.72%
Federal funds sold and other	70,418	327	0.46%	12,297	306	2.49%	5,905	346	5.86%
Total interest-earning assets	$805,520	$32,907	4.09%	$779,940	$45,387	5.82%	$516,757	$39,968	7.73%

Time deposits	$543,525	$15,939	2.93%	$435,285	$18,038	4.14%	$272,730	$13,940	5.11%
Savings and money market	74,438	959	1.29%	121,919	3,199	2.62%	76,184	3,445	4.52%
NOW accounts	38,377	184	0.48%	43,666	802	1.84%	45,285	1,487	3.28%
FHLB advances	67,463	2,071	3.07%	60,538	2,060	3.40%	41,014	1,957	4.77%
Long-term debt	9,605	594	4.82%	4,459	208	4.66%	-	-	-
Junior subordinated debentures	13,403	424	3.16%	13,403	740	5.52%	13,403	1,025	7.65%
Federal funds purchased and other borrowings	3,042	15	3.57%	14,906	332	2.23%	10,864	611	5.63%
Total interest-bearing liabilities	$749,853	$20,186	2.69%	$694,176	$25,379	3.66%	$459,480	$22,465	4.89%

Net interest spread			1.40%			2.16%			2.84%
Net interest income/margin		$12,721	1.58%		$20,008	2.57%		$17,503	3.39%
Noninterest-bearing demand deposits	$38,370			$41,920			$32,588

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 1.40% for the year ended December 31, 2009, compared to 2.16% for the year ended December 31, 2008 and 2.84% for the year ended December 31, 2007.  Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 1.58% for the year ended December 31, 2009, as compared to 2.57% for the year ended December 31, 2008, and 3.39% for the year ended December 31, 2007.

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

Our net interest spread and our net interest margin significantly decreased from 2008 to 2009.  This decrease occurred principally due to the faster decrease in yields on average interest-earning assets relative to the slower repricing of our average interest-bearing liabilities following the 400 basis point decrease in the prime rate during 2008.  Our loan yield has also been reduced due to the reversal of interest income as loans have been reclassified to nonperforming status.  We have incorporated interest rate floors as a standard on all new and renewing loans.  In addition, our yield on earning assets has been negatively impacted by the excess liquidity held on our balance sheet in liquid, unpledged assets, primarily in cash balances at the FRB earning 0.25%.  This proactive liquidity positioning has occurred as we increase liquid assets to fund maturing brokered CDs and seek to reduce our historical reliance on wholesale funding such as brokered CDs.  The decreased yield on earning assets in 2009 was partially offset by a decrease in funding costs, as retail deposits, primarily time deposits, have begun repricing at lower market rates.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  Each of our interest-earning assets negatively contributed to net interest income in 2009 as compared to 2008 due to declining rates as discussed previously.  Investment securities, as well as federal funds sold and other, positively contributed to net interest income in terms of volume while the reduction in both mortgage loans held for sale and loans resulted in a reduction in net interest income as we reduced the size of our loan portfolio during 2009  and closed our wholesale mortgage division in September of 2009.  The following tables set forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Changes in Net Interest&# 160;Income
	For the Years Ended December 31, 2009 vs. 2008 Increase (Decrease)				For the Years Ended December 31, 2008 vs. 2007 Increase (Decrease)			For the Years Ended December 31, 2007 vs. 2006 Increase (Decrease)
	Volume	Rate< /font>	Due to One-Day Difference (2)	Total	Volume	Rate< /font>	Due to One-Day Difference (2)	Total	Volume	Rate< /font>

Interest-Earning Assets
Federal funds sold and other	$1,443	$(1,421)	$(1)	$21	$376	$(417)	$1	$(40)	$(42)	$122
Investment securities	1,390	(1,528)	(10)	(148)	170	5	9	184	664	989
Mortgage loans held for sale	(222)	(69)	(2)	(293)	93	(60)	2	35	668	-
Loans(1)	(3,478)	(8,470)	(112)	(12,060)	20,902	(15,760)	98	5,240	8,052	9,151
Total interest-earning assets	(867)	(11,488)	(125)	(12,480)	21,541	(16,232)	110	5,419	9,342	10,262

Interest-Bearing Liabilities
Deposits	3,134	(8,031)	(60)	(4,957)	10,352	(7,236)	51	3,167	3,452	6,988
FHLB advances	234	(217)	(6)	11	935	(837)	5	103	331	548
Long-term debt	240	147	(1)	386	1	208	-	209	-	-
Federal funds purchased	(256)	(60)	(1)	(317)	228	(510)	2	(280)	354	169
Junior suborindated debentures	(74)	(240)	(2)	(316)	-	(288)	3	(285)	132	273
Total interest-bearing liabilities	3,278	(8,401)	(70)	(5,193)	11,516	(8,663)	61	2,914	4,269	7,978

Net interest income	$(4,145)	$(3,087)	$(55)	$(7,287)	$10,025	$(7,569)	$49	$2,505	$5,073	$2,284

(1)    Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(2)    Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2007 and 2009.

Provision for Loan Losses

Our provision for loan losses was $39.7 million and $20.5 million for the years ended December 31, 2009 and 2008, respectively, an increase of $19.2 million.  The percentage of allowance for loan losses was increased during 2009 to 4.73% of gross loans outstanding as of December 31, 2009, from 3.32% as of December 31, 2008.  Approximately $37.5 million of the provision for loan losses for the year ended December 31, 2009, was recorded to reflect impairments on loans.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount expensed to the provision for loan losses.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  Management believes that specific reserves related to nonperforming assets and other nonaccrual loans have been allocated in its allowance for loan losses as of December 31, 2009.  Management also believes that these reserves will offset losses it anticipates may arise from less than full recovery of the loans from the supporting collateral.  No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

At the end of each quarter or more often, if necessary, we analyze the collectability of our loans and adjust the loan loss allowance to an appropriate level through an expense recorded to the provision for loan losses.  Our loan loss allowance covers estimated credit losses on individually evaluated loans that are determined to be impaired, as well as estimated credit losses inherent in the remainder of the loan portfolio.  We strive to follow a comprehensive, well-documented, and consistently applied analysis of our loan portfolio in determining an appropriate level for the loan loss allowance.  We consider what we believe are all significant factors that affect the collectability of the loans within our portfolio and support the credit losses estimated by this process.  Our loan review system and controls (including our loan grading system) are designed to identify, monitor, and address asset quality problems in an accurate and timely manner.  We evaluate any loss estimation model before it is employed and document inherent assumptions and adjustments.  We promptly charge off loans that we determine are uncollectible and adjust the balance of any impaired loans downward to reflect our assessment of the appropriate chargeoffs immediately once impairment is determined.  It is essential that we maintain an effective loan review system that works to ensure the accuracy of our internal grading system and, thus, the quality of the information used to assess the appropriateness of the loan loss allowance.

Our board of directors is responsible for overseeing management’s significant judgments and estimates pertaining to the determination of an appropriate loan loss allowance by reviewing and approving our written loan loss allowance policies, procedures and model quarterly.  As part of the consent order that our bank entered into with the OCC on April 27, 2009, we implemented an updated program for the maintenance of an adequate allowance for loan losses.  This program is consistent with guidance found in the Interagency Policy Statement on the Allowance for Loan Losses contained in OCC Bulletin 2006-47.

In arriving at our loan loss allowance, we consider those qualitative or environmental factors that are likely to cause credit losses, as well as our historical loss experience.  In addition, as part of our model, we consider changes in lending policies and procedures, including changes in underwriting standards, and collection, chargeoff, and recovery practices not considered elsewhere in estimating credit losses, as well as changes in regional, local and national economic and business conditions.  Further, we factor in changes in the nature and volume of the portfolio and in the terms of loans, changes in the experience, ability, and depth of lending management and other relevant staff, the volume of past due and nonaccrual loans, as well as adversely graded loans, changes in the value of underlying collateral for collateral-dependent loans, and the existence and impact of any concentrations of credit.  Please see the discussion below under Allowance for Loan Losses for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

The continued downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate portfolio, and we believe that these trends may continue.  In addition to various internal reviews of our loan portfolio over the past year, we also reviewed our loan portfolio with the assistance of a third party loan review firm and with our regulator.  The real estate collateral in each case provides an alternate source of , in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.  This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in further loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

As of December 31, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $137.3 million and $75.5 million, respectively.  In addition, as of 26, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.4 million, which will reduce nonperforming assets to $134.9 million.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the years ended December 31, 2009, 2008 and 2007, was approximately $3,778,000, $1,139,000 and $139,000, respectively.  There was one loan contractually past due for 90 days and still accruing interest included in nonperforming assets of $137.3 million as of December 31, 2009.  It was placed on nonaccrual status on the following business day.  There were no loans contractually past due in excess of 90 days and still accruing interest as of December 31, 2008.  There were nonperforming loans that were specifically reviewed for impairment of $119.8 million (after related specific chargeoffs of $22.5 million) and $69.1 million, with related valuation allowances of $8.6 million and $8.3 million at December 31, 2009 and 2008, respectively.   The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories.  The provision for loan loss recorded in 2009 and 2008 is part of our proactive strategy to accelerate our efforts to resolve our nonperforming assets with the goal of removing them from our balance sheet.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Gain on sale of securities available for sale, net	$1,758	$207	$117
Service charges and fees on deposit accounts	1,751	1,766	1,270
Mortgage banking income	1,453	2,251	1,858
Service charges and fees on loans	454	430	356
Gain (loss) on sale of other real estate owned	(338)	11	-
Other	274	355	550
Total noninterest income	$5,352	$5,020	$4,151

Noninterest income was $5.3 million for the year ended December 31, 2009, a net increase of approximately $332,000, or 6.6%, as compared to noninterest income of $5.0 million for the year ended December 31, 2008. The increase of $332,000 is primarily due to the increase in the gain on securities available for sale recognized during the year ended December 31, 2009, of $1.6 million, which was partially offset by a decrease in mortgage banking income of $800,000, or 35.5%, and the increased loss on other real estate owned of $349,000 for 2009 as compared to 2008.

Noninterest income was $5.0 million for the year ended December 31, 2008 as compared to $4.2 million for the year ended December 31, 2007, an increase of $800,000, or 19.0%.  This increase is primarily due to the $496,000, or 13.9%, increase in service charges and fees on deposit accounts resulting from growth in the number of deposit accounts, primarily due to the Carolina National acquisition completed in January 2008.  This increase was also due in large part to mortgage banking income generated by the origination and sale of residential mortgages, which increased by $393,000, or 21.2%, to $2,251,000 for the year ended December 31, 2008, as compared to $1,858,000 for the year ended December 31, 2007.

The gain on the sale of securities available for sale increased by $1,551,000 from $207,000 for the year ended December 31, 2008, as compared to the same period in 2009.  The gain on sale of securities available for sale increased by $90,000, or 76.9%, from $117,000 for the year ended December 31, 2007, as compared to $207,000 for the year ended December 31, 2008.  Our recent securities sales are part of a strategic plan to dispose of a portion of our tax-exempt municipal securities portfolio, since we are not able to realize currently the tax benefits associated with the earnings on these securities due to our net operating loss position.   Please see Investments for more details.  In addition, strategic sales of other investment securities available for sale occurred during 2009 following changes in market prices of these securities due to action by the Federal Reserve to increase market liquidity.  This situation presented a unique opportunity to capitalize on an increased unrealized gain position on several securities in our investment portfolio.

Service charges and fees on deposit accounts of $1.8 million for the year ended December 31, 2009, remained relatively flat from 2008.  Pending regulatory changes may negatively affect noninterest income in future periods earned from service charges and fees on deposit accounts.

Mortgage banking income generated by the wholesale mortgage division for the year ended December 31, 2009, decreased by $800,000, or 34.8%, as compared to $2,251,000 earned for the year ended December 31, 2008 due to the decrease in the volume of loans originated during the year ended December 31, 2009.  On September 2, 2009, we closed the wholesale mortgage lending division and had funded all outstanding rate lock commitments as of September 30, 2009 as part of our strategy to reduce the size of our balance sheet to improve our capital ratios.

We recognized losses on the sale of other real estate owned of $338,000 for the year ended December 31, 2009.  We have incurred losses on disposition of other real estate owned in following our policy of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs. In addition, other noninterest income decreased by $81,000, or 22.8%, from $355,000 for the year ended December 31, 2008 to $274,000 for the year ended December 31, 2009. This decrease resulted primarily from the gain on sale of approximately $141,000 in the guaranteed portion of SBA loans originated during the year ended December 31, 2008 that was not repeated for the same period of 2009 since no SBA loans were originated during the year ended December 31, 2009.

Service charges and fees on deposit accounts increased by $496,000, or 38.2%, to $1.8 million for the year ended December 31, 2008, as compared to $1.3 million for the year ended December 31, 2007, resulting from the growth in the number of deposit accounts that was largely due to our acquisition of Carolina National during the first quarter of 2008.

Mortgage banking income generated by the wholesale mortgage division for the year ended December 31, 2008, increased by $393,000, or 21.2%, as compared to $1,858,000 earned for the year ended December 31, 2007, due to the increase in volume of loans originated during the year ended December 31, 2008.  In addition, other noninterest income decreased by $195,000, or 35.5%, from $550,000 for the year ended December 31, 2007, to $355,000 for the year ended December 31, 2008. This decrease resulted primarily from the gain on sale of approximately $374,000 in the guaranteed portion of SBA loans originated during the year ended December 31, 2007, that decreased to $190,000 for the same period in 2008.

Service charges and fees on loans increased $24,000, or 5.6%, from $430,000 for the year ended December 31, 2008, to $454,000 for the year ended December 31, 2009, primarily due to increased late charges, partially offset by decreased service charges and fees for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the lower volume of loans generated during 2009. Service charges and fees on loans increased $74,000, or 20.8%, from $356,000 for the year ended December 31, 2007, to $430,000 for the year ended December 31, 2008, primarily due to increased late charges and service charges and fees for the year ended December 31, 2008, as compared to the year ended December 31, 2007, due to the increased volume of loans generated during 2008.

Noninterest Expenses

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Salaries and employee benefits	$10,524	$11,429	$7,876
FDIC insurance premiums	3,365	529	331
Occupancy and equipment expense	3,232	3,375	2,030
Professional fees	1,396	589	513
Data processing and ATM expense	1,211	1,303	702
Other real estate owned expense	838	1,757	31
Telephone and supplies	621	675	426
Public relations	481	534	409
Loan related expenses	408	733	653
Goodwill impairment	-	28,732	-
Other	1,823	1,993	1,188
Total noninterest expense	$23,899	$51,649	$14,159

Noninterest expense decreased by $27.8 million, or 53.7%, from $51.6 million for the year ended December 31, 2008 to $23.9 million for the year ended December 31, 2009.   The decrease is primarily due to an after-tax noncash accounting charge of $28.7 million that we recorded during the fourth quarter of 2008 as a result of our annual testing of goodwill for impairment as required by accounting standards.  Other than the adjustment for goodwill impairment, noninterest expense for the year ended December 31, 2009, increased by approximately $1.0 million, or net 4.4%, as compared to recurring noninterest expenses of $22.9 million for the year ended December 31, 2008.  Included in this increase are various amounts which reflect our current financial condition, primarily increased FDIC insurance premiums and professional fees paid to advisors and consultants engaged to assist us in raising capital and complying with the regulatory enforcement actions with the OCC and the FRB.  Noninterest expenses for the year ended December 31, 2009, include the addition of our full-service branch and market headquarters, which opened May 18, 2009, in the Tega Cay community of Fort Mill, South Carolina.  In addition, noninterest expenses for the year ended December 31, 2008, reflected only eleven months of expenses from the four branches added from the Merger, which was effective January 31, 2008, as well as only eight months of expenses on our fifth Columbia market branch in Lexington County, which opened in July 2008.  Although we have always focused on controlling our operating expenses and managing our overhead to an efficient level, given the current economic conditions, we embarked on an even more aggressive expense reduction campaign in 2009 that we believe has saved us over $5 million in annual expenditures compared to our level of operating expenses in 2008.

Noninterest expense increased by $37.5 million, or 264.8%, from $14.2 million for the year ended December 31, 2007, to $51.6 million for the year ended December 31, 2008.   Excluding the goodwill impairment of $28.7 million recorded for the year ended December 31, 2008, noninterest expenses increased $8.8 million, or 62.0%, as compared to $14.2 million for the year ended December 31, 2007.  Each noninterest expense category reflects the cost of supporting our expansion into new markets, including our addition of four full-service branches in Richland County in the Midlands region of South Carolina with the acquisition of Carolina National on January 31, 2008.  The year ended December 31, 2008, also reflects a full twelve months of expenses for the three full-service branches added throughout 2007.  In addition, we added our fifth full-service branch in Lexington County in the Midlands region of South Carolina in July 2008.

Salaries and employee benefits decreased for the year ended December 31, 2009 compared to 2008, by $905,000, or 7.9%, from $11.4 million to $10.5 million.   Apart from expenses incurred to implement the changes in key executive management during the third quarter of 2009, we decreased recurring salary and employee benefits expense by 12.7% for the year ended December 31, 2009, compared to the same period for 2008, despite opening our first full-service branch in the Tega Cay community of Fort Mill, South Carolina during May 2009.

We achieved this reduction in recurring salaries and benefits expense through an analysis of overall employee efficiency which has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions.  In addition, the board of directors eliminated the matching contribution to the employee 401K plan effective May 31, 2009 in order to reduce employee benefit expenses without further impacting personnel levels.  The closure of our wholesale mortgage division on September 2, 2009, will have a proportionally greater impact on the reduction of salary costs in future quarters, as we realize the full benefits of this recent decrease in personnel during 2010.   Our revised strategic plan does not provide for our expansion through branching in the near term.  In fact, our balance sheet is projected to shrink over the next twelve months, and management has taken various strategic steps to match this shrinkage with reduced overhead.

Salaries and employee benefits increased for the year ended December 31, 2008 compared to 2007, by $3.5 million, or 44.3%, from $7.9 million to $11.4 million.   This increase reflects the cost of personnel to support our expansion into new markets, including our addition of four full-service branches in the Columbia market with the acquisition of Carolina National on January 31, 2008, and the addition of our fifth full-service Columbia branch in July 2008.  The year ended December 31, 2008, also reflects a full twelve months of expenses for the three full-services branches added throughout 2007.

FDIC insurance expense increased by $2,836,000, or 536.1%, from $529,000 for the year ended December 31, 2008, to $3,365,000 for the year ended December 31, 2009.  This increase includes increased annual deposit insurance premiums assessed by the FDIC due to an increase in our deposit base, our current financial condition, and our heightened reliance on brokered deposits during 2009, as well as a one-time special assessment for $399,000 assessed on June 30, 2009, and paid on September 30, 2009, due to the recessionary U.S. economy and the recent failure of several unaffiliated FDIC-insured depository institutions.  As our current brokered deposits mature and our financial condition improves, our FDIC assessments should adjust downward in future quarters, returning this insurance expense closer to its historical levels.  FDIC insurance expense increased by $198,000, or 59.8%, to $529,000 for the year ended December 31, 2008, as compared to $331,000 for the year ended December 31, 2007, due to the growth in our deposits resulting from new branches opened in 2007 and acquired in the Merger.

Occupancy and equipment expenses decreased by approximately $200,000, or 5.9%, from $3.4 million for the year ended December 31, 2008, to $3.2 million for the year ended December 31, 2009, despite incurring expenses for a full year in 2009 on our Lexington branch, which opened in July 2008.  During the same period in 2008, there were no expenses incurred for the Stonecrest branch, which opened in May 2009, and only 137 days of expenses on the Lexington branch which opened in July 2008.  We have streamlined our cost structure to reflect our projected lower base of earning assets, and we will continue to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expenses.  The positive effects of many of our recently renegotiated vendor contracts are also reflected in the decrease in occupancy and equipment expenses from 2008 to 2009.

Occupancy and equipment expenses increased by $1.3 million, or 65.0%, to $3.4 million for the year ended December 31, 2008, as compared to $2.0 million for the year ended December 31, 2007. This increase reflects expenses for a full twelve months for the four full-service branches acquired in the Merger, as well as expenses for the Greenville and Charleston market headquarters, and the Spartanburg home office expansion for a full year in 2008, all completed during 2007.

Professional fees increased by $807,000, or 137.0%, from 2008 to 2009 due to the costs of various experienced advisors enlisted in our efforts to comply with the requirements of the consent order with the OCC and our written agreement with the FRB.  If we make progress toward satisfying the requirements set forth in our regulatory agreements which we expect to result in improvement in our financial condition, we would expect to see future reductions in our professional fees, returning us to our historical level of need for outside professional expertise in our ongoing operations.  Professional fees were relatively flat, with an increase of $76,000, or 14.8%, for the years ended December 31, 2008, as compared to the same period in 2007.

Data processing and ATM expenses were relatively flat at $1.2 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.  The majority of the decrease of $92,000, or 7.1%, reflects the impact of efficiencies achieved through the Merger, as the year ended December 31, 2008, included trailing expenses driven by Carolina National data processing costs that were incurred until the system conversion, which was completed on May 31, 2008.  We have contracted with an outside computer service company to provide our core data processing services.  A significant portion of the fee charged by the third party processor is directly related to the number of loan and deposit accounts and the related number of transactions.  The growth in deposit accounts is due to the increasing customer base resulting from the full-service branches added in 2007, 2008, and 2009.  As five of our branches are less than three years old, we expect their customer base, and the related servicing costs, to grow in the coming years.  However, we evaluate our operating costs on an ongoing basis, with the goal of reducing or managing expenses while maintaining the outstanding customer service that is integral to our bank.

Data processing and ATM expenses were $1.3 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively.  The majority of the increase of 85.6% reflects the increased costs associated with growth in customer transaction processing due to the increasing number of loan and deposit accounts in our customer base.   The growth in loan and deposit accounts is primarily due to the acquisition of Carolina National, and also due to the increased customer base resulting from the full-service branches added throughout 2007.

Other real estate owned expense decreased by $919,000, or 52.3%, from $1,757,000 for the year ended December 31, 2008, to $838,000 for the year ended December 31, 2009, as writedowns on nonperforming assets were more proactively recorded prior to the assets migrating to other real estate owned through foreclosure for the year ended December 31, 2008, as compared to December 31, 2009.  Other real estate owned expense increased by $1,726,000 from $31,000 for the year ended December 31, 2007, to $1,757,000 for the year ended December 31, 2008, as the level of foreclosed assets increased from 2007 to 2008.  These expenses include costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance.  These expenses also include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. For the year ended December 31, 2009 and 2008, writedowns to other real estate owned were $652,000 and $1,577,000, with $187,000 and $180,000, respectively, in costs to maintain the properties.  The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Telephone and supplies expenses decreased by $54,000, or 8.0%, to $621,000 for the year ended December 31, 2009, as compared to $675,000 for the same period in 2008. Although our number of branches has increased, we were able to reduce these expenses due to various cost-saving initiatives implemented during 2009.  Telephone and supplies expenses increased by $249,000, or 58.5%, from $426,000 for the year ended December 31, 2007, to $675,000 for the year ended December 31, 2008.  This increase reflects the cost of our expansion into new markets throughout the year ended December 31, 2007, and in the first quarter of 2008 as we completed the Merger.

Loan related expenses decreased by $53,000, or 9.9%, to $481,000 for the year ended December 31, 2009, as compared to $534,000 for the same period in 2008, due to our decision to curtail loan origination activities as we reduce the size of our balance sheet to improve our capital ratios and various other cost-saving initiatives implemented during 2009.   Loan related expenses increased by $125,000, or 30.6%, to $534,000 for the year ended December 31, 2008, as compared to $409,000 for the year ended December 31, 2007, due to the increased volume of loans generated during the year ended December 31, 2008

Public relations expense decreased by $325,000, or 44.3%, from $733,000 for the year ended December 31, 2008, to $408,000 for the year ended December 31, 2009.  In contrast, public relations expense increased by $80,000, or 12.3%, to $733,000 for the year ended December 31, 2008, as compared to $653,000 for the year ended December 31, 2007.   During 2008, we implemented a rebranding project with a public debut of the new brand in the third quarter of 2008.  However, while we are operating under the regulatory consent order, we are limiting our marketing expenditures.

Included in the line item “Other,” which decreased $170,000, or 8.5%, between December 31, 2008 and 2009, are charges for fees paid to our board of directors and our regional boards; postage, printing and stationery expenses; regulatory fees paid to the OCC; amortization of intangibles relating to the acquisition; and various customer-related expenses.  As of February 28, 2009, board fees were suspended due to our reduced profitability.  Also included in noninterest expense for the year ended December 31, 2009, were the one-time writedowns of two of our investments in two different correspondent banks, which we determined to be impaired.  In addition, customer related expenses for the year ended December 31, 2008, included approximately $100,000 in operational losses on customer deposit accounts that were nonrecurring during the same period in 2009.  The line item “Other” increased $805,000, or 67.8%, to $1,993,000 for the year ended December 31, 2008, as compared to $1,188,000 for the year ended December 31, 2007.  The majority of the categories of expenses included in “Other” increased due to our expansion into new markets during the year ended December 31, 2007, and the completion of the Merger in the first quarter of 2008.  Other expense for the year ended December 31, 2008, also included the amortization of intangibles related to the Merger totaling $146,000, which began on February 1, 2008.

Although we are committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program, we are controlling our noninterest expenses until our financial condition improves.

Provision for Income Taxes

Income tax expense can be analyzed as a percentage of net income before income taxes.  The following table sets forth information related to our income tax expense (dollars in thousands):

	Years ended December 31
	2009	2008	2007
Income tax expense (benefit)	$(1,800)	$(2,234)	$2,039
Net income (loss) before income taxes	(45,538)	(47,081)	6,099
Effective income tax rate	(3.95)%	4.75%	33.43%

We recorded a deferred tax benefit during 2009 to reflect the change in the net operating loss carryback period from two years to as much as five years contained in the Worker, Homeownership and Business Assistance Act of 2009 enacted on November 6, 2009.  The deferred tax expense recorded to recognize the valuation allowance against the deferred tax asset as of December 31, 2008, partially offset the deferred tax benefit recognized to reflect the increase in the tax effect of the net future deductible items, which occurred during the year, primarily as the allowance for loan losses and the net operating loss carryforward increased.  Our effective tax rate of 2007 was 33.43%, a more typical tax rate for our operations.

Balance Sheet Review

General

As of December 31, 2009, we had total assets of $717.7 million, a decrease of $95.0 million, or 11.7%, over total assets of $812.7 million as of December 31, 2008.  Total assets on December 31, 2009 and 2008, consisted of loans, net of unearned income, of $511.8 million and $686.3 million; cash and cash equivalents of $66.0 million and $7.7 million; and securities available for sale of $99.1 million and $81.7 million, all respectively.  Also included were other real estate owned of $9.3 million and $6.5 million; premises and equipment, net of accumulated depreciation and amortization, of $8.1 million and $7.6 million; other nonmarketable equity securities of $6.8 million and $7.9 million; bank owned life insurance of $3.2 million and $3.1 million; other assets of $5.4 million and $5.9 million, and deferred tax assets of $3.9 million and $5.7 million all as of December 31, 2009 and 2008, respectively.

Our interest-earning assets, which include loans, net of unearned income, securities available for sale and interest-earning bank balances, fell by $96.4 million to $702.2 million as of December 31, 2009, or a decrease of 12.1% over the balance of $798.6 million as of December 31, 2008. During the year ended December 31, 2009, we completed several very successful retail deposit specials to raise funds to lessen our current and future dependence on overnight borrowings and wholesale funding.  These specials lasted only a short number of days, offered attractive terms for new money to the bank, and produced positive results by increasing market exposure and boosting liquidity.  In addition, in April 2009, we raised approximately $150 million of brokered deposits laddered over a one-to two-year time horizon.  As a result, our cash and cash equivalents increased to $66.0 million, or 9.2% of total assets as of December 31, 2009, from $7.7 million, or 1.0%, of total assets as of December 31, 2008.

Premises and equipment increased by $500,000, net of purchases and depreciation expense, during the year ended December 31, 2009, as compared to December 31, 2008, primarily due to the completion of the bank’s first full-service branch and market headquarters in the Tega Cay/Fort Mill community of York County on May 18, 2009.

Our liabilities as of December 31, 2009, decreased to $721.8 million, as compared to liabilities as of December 31, 2008, of $772.1 million.  These liabilities consisted primarily of deposits of $641.5 million and $646.8 million; $54.0 million and $86.4 million in Federal Home Loan Bank advances; and $9.6 million and $9.5 million in long-term debt as of December 31, 2009 and 2008, all respectively, and $13.4 million in junior subordinated debentures, as of both periods presented.

In addition, as of December 31, 2009, our interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $158.0 million, an increase of 5.2% over brokered CDs as of December 31, 2008, of $150.2 million. In the past, we generally have obtained out-of-market time deposits of $100,000 or more through brokers with whom we maintained ongoing relationships and who are approved correspondents. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee.  These guidelines allowed us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

However, our ability to access brokered deposits through the wholesale funding market is restricted as a result of the consent order that our bank entered into with the OCC on April 27, 2009.  Due to our bank’s capital classification, it is not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  Please see Note 2 – Regulatory Matters and Going Concern Considerations for more details on restrictions on our use of brokered CDs as a funding source.  We are using cash and unpledged liquid investment securities, as well as retail deposits gathered from our state-wide branch network, to fund the maturity of our brokered deposits.  In addition, during the first quarter of 2010, we have begun to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

Investments

On December 31, 2009, and 2008, our investment securities portfolio of $99.1 million and $81.7 million, respectively, represented approximately 14.0% and 10.2%, respectively, of our interest-earning assets. As of December 31, 2009 and 2008, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $100.8 million and $80.8 million, respectively, with a net unrealized loss of approximately $1.7 million and an unrealized gain of $0.9 million, respectively.  We did not own any single issuer, pooled or trust preferred securities as of December 31, 2009 or 2008.

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

The increase in our investment securities portfolio since December 31, 2008, has occurred as we seek to maintain an adequate level of interest income on earning assets to support our overhead expense as our loan portfolio decreases.   Partially offsetting this increase was the sale of taxable securities and tax-exempt municipal securities totaling $90.2 million, which were sold for a gain of approximately $1.8 million, which was recorded during the year ended December 31, 2009. The municipal security sales have been strategically executed to minimize our risk while reinvesting the proceeds from these sales in higher-yield taxable securities since we currently are not able to realize the tax benefits associated with the earnings on these tax-exempt securities due to our net operating loss position.  Other securities were sold based on an analysis of the total return on the securities which showed a net benefit from selling the securities at a gain and investing the proceeds at the current market yield.

Fair values and yields on our investments (all available for sale) as of December 31, 2009 and 2008, are shown in the following table based on contractual maturity dates.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax-exempt municipal securities are presented on a tax equivalent basis (dollars in thousands).

	Within one year		After one but within five years		As of December 31, 2009 After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored enterprises	$-	-	$-	-	$1,946	4.25%	$-	-	$1,946	4.25%
Mortgage-backed securities	34	5.00%	-	-	6,056	4.00%	76,165	4.68%	82,255	4.63%
Taxable municipal securities	-	-	-	-	1,511	4.10%	9,619	5.45%	11,130	5.26%
Tax-exempt municipal securities	-	-	-	-	785	3.83%	2,996	4.04%	3,781	3.99%
Total	$34		$-		$10,298		$88,780		$99,112

	Within one year		After one but within five years		As of December 31, 2008 After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored enterprises	$-	-	$-	-	$-	-	$4,013	5.00%	$4,013	5.10%
Mortgage-backed securities	106	5.00%	4,117	4.24%	1,284	4.20%	52,663	5.18%	58,170	5.09%
Taxable municipal securities	-	-	-	-	-	-	-	-	-	-
Tax-exempt municipal securities	-	-	1,359	2.92%	5,695	3.84%	12,425	3.52%	19,479	3.57%

Total	$106	5.00%	$5,476	3.91%	$6,979	3.70%	$69,101	4.88%	$81,662	4.73%

The amortized cost and fair value of our investments (all available for sale) as of December 31, 2009 and 2008, are shown in the following table (dollars in thousands):

	December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored enterprises	$2,000	$1,946	$3,950	$4,013
Mortgage-backed securities	83,392	82,255	56,971	58,170
Taxable municipal securities	11,353	11,130	-	-
Tax-exempt municipal securities	4,104	3,781	19,880	19,479

Total	$100,849	$99,112	$80,801	$81,662

We also maintain certain nonmarketable equity investments required by law which are reflected on the face of the Consolidated Balance Sheets.  The carrying amounts for certain of these investments as of December 31, 2009 and 2008, consisted of the following (dollars in thousands):

	As of December 31,
	2009	2008
Federal Reserve Bank stock	$1,821	$1,821
Federal Home Loan Bank stock	4,594	5,344

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.  The level of FRB stock is tied to our bank’s shareholders’ equity and is adjusted for changes in our equity. The level of FHLB stock varies with the level of FHLB advances and decreased during the year ended December 31, 2009, to reflect the net decrease in FHLB advances since December 31, 2008.

We are subject to the FHLB’s credit risk rating system which was effective September 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been applied during the year ended December 31, 2009, which further reduced our borrowing capacity. We were notified by the FHLB during 2009 that it will not allow future advances to us while we are operating under our current regulatory enforcement action.

Other Real Estate Owned

Other real estate owned of $10.8 million was recorded at $9.3 million, net of reserves of $0.8 million and estimated costs to sell of $0.7 million as of December 31, 2009.  The balance in other real estate owned consists of property acquired through foreclosure which has been recorded at its net realizable value.

The following table summarizes the composition of our other real estate owned as of December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009	December 31, 2008
Residential housing related	$5,380	$3,523
Owner occupied commercial	2,604	933
Other commercial	1,331	2,054
Total	$9,315	$6,510

During the year ended December 31, 2009, the gross balance in other real estate owned increased by approximately $2.8 million with the transfer to other real estate owned of $11.4 million in properties acquired through foreclosure during the year ended December 31, 2009.  The transfer of these properties was partially offset by net sales of $9.4 million during the year ended December 31, 2009, on properties acquired through foreclosure before or during 2009. These sales resulted in a net loss of $338,000.  In addition, the reserve for other real estate owned was increased by $1.8 million during the year ended December 31, 2009.

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

The repossessed collateral is made up of single-family residential properties in varying stages of completion (as well as various commercial properties).  Pursuant to the consent order that we entered into with the OCC on April 27, 2009, we have implemented a process which requires us to develop a written action plan for each parcel of other real estate owned to ensure that each property is accounted for and managed in accordance with regulatory guidance.  These action plans include the following information, at a minimum:

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

Other Assets

As of December 31, 2009, other assets decreased to $5.4 million from $5.9 million as of December 31, 2008. Included in other assets are interest receivable on loans and investment securities, intangible assets and investments in certificates of deposit at correspondent banks.  From December 31, 2008, to December 31, 2009, interest receivable decreased by approximately $899,000, or 29.5%, from $3.1 million to $2.2 million due to the reduction in the balance of loans outstanding since December 31, 2008; intangible assets decreased $247,000, or 21.4%, from $1,155,000 to $908,000 due to scheduled amortization of purchase accounting adjustments and chargeoffs of mortgage servicing rights on nonperforming loans, and investments in certificates of deposit at correspondent banks increased $205,000, or 205.0%, from $110,000 to $305,000, each compared to December 31, 2008.

Loans

We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business in the Spartanburg, Greenville, Charleston, Columbia, Lexington or York County markets.  We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers.  Since loans typically provide higher interest yields than do other types of interest-earning assets, we have historically invested a substantial percentage of our earning assets in our loan portfolio. We are currently operating under the provisions of our consent order with the OCC, which impacts our activities with respect to our loan portfolio.  We are reducing the size of the loan portfolio as part of our strategy to increase our capital ratios to the minimum levels set forth in the consent order.  As a result, average loans for the year ended December 31, 2009, decreased to $632.3 million from $694.3 million for the year ended December 31, 2008.

In addition, total loans outstanding as of December 31, 2009 and 2008, were $537.2 million and $709.3 million, respectively, before applying the allowance for loan losses.  Included in the $709.3 million in total loans at December 31, 2008, was $16.4 million in wholesale mortgages held for sale.  On September 2, 2009, we closed the wholesale mortgage lending division and funded all outstanding rate lock commitments as of September 30, 2009.  The discontinuation of this division is part of our strategy to increase our capital ratios by reducing the size of the balance sheet, primarily the loan portfolio.

Our underwriting standards vary for each type of loan.  While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both.  We are generally permitted to hold loans that exceed supervisory guidelines up to 100% of our capital.  We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank.  As of December 31, 2009, $88.2 million, or approximately 16.4% of our loans and 356.0% of our bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines.  We generally consider making such loans only after taking into account the financial strength of the borrower.  The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio.  Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

We have focused our lending activities primarily on small- and medium-sized business owners, commercial real estate developers, and professionals.  We also strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer.  As of December 31, 2009 and 2008, our 10 largest individual customer loan balances represented approximately $39.5 million and $38.4 million, respectively, or 7.3% and 5.5% of the loan portfolio, respectively, excluding mortgage loans held for sale.

The following table summarizes the composition of our loan portfolio for each of the five years ended December 31, 2009, (dollars in thousands):

	2009		2008		2007		2006		2005
	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)	Amount	% of Total(1)
Commercial and industrial	$31,564	5.88%	$48,432	6.83%	$34,435	6.97%	$25,604	6.75%	$20,902	8.31%
Commercial secured by real estate	329,897	61.42%	429,868	60.61%	322,807	65.33%	261,961	69.03%	152,726	60.75%
Real estate - residential mortgages	169,815	31.61%	206,909	29.17%	111,490	22.56%	86,022	22.67%	71,900	28.60%
Installment and other consumer loans	6,349	1.18%	8,440	1.19%	6,496	1.32%	6,458	1.70%	6,273	2.50%
Total loans	537,625		693,649		475,228		380,045		251,801
Mortgage loans held for sale	-	-	16,411	2.31%	19,408	3.93%	-	-	-	-
Unearned income	(464)	(0.09)%	(773)	(0.11)%	(543)	(0.11)%	(555)	(0.15)%	(396)	(0.16)%
Total loans, net of unearned income	$537,161	100.00%	$709,287	100.00%	$494,093	100.00%	$379,490	100.00%	$251,405	100.00%

Less allowance for loan losses	(25,408)	4.73%	(23,033)	3.32%	(4,951)	1.04%	(3,795)	1.00%	(2,719)	1.08%

Total loans, net(2)	$511,753		$686,254		$489,142		$375,695		$248,686

(1)	As a percent of total loans includes mortgage loans held for sale.
(2)	Loan loss allowance percent of total loans excludes mortgage loans held for sale.

While the largest component of our loan portfolio for all periods presented was commercial loans secured by real estate, this category reflects a decrease from $430.0 million as of December 31, 2008, to $330.0 million as of December 31, 2009, a 23.2% decrease.  The decrease in commercial real estate loans has primarily been driven by the disposition of problem loans and the conversion of nonperforming loans to other real estate owned upon foreclosure.  This trend is primarily due to deterioration in the residential real estate market and the economic downturn which began during the second half of 2007 in the national, state, and regional economies and continued through 2009 and into 2010.  In addition, our tightened underwriting process on new and renewed credits has resulted in a substantial net decline in our loans outstanding, and we anticipate this trend to continue into the near future as we reduce the size of our loan portfolio as part of our strategy to increase our capital ratios.

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

As of December 31, 2009 and 2008, our commercial real estate loans ranged in size from less than $1,000 to $4.5 million and from $15,200 to $4.5 million, respectively.  The average commercial real estate loan size was approximately $303,000 and $549,000, respectively. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.  We prepare a credit analysis in addition to a cash flow analysis to support the loan.  In order to ensure secondary sources of payment and to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry.  The following tables show the spread of the nonaccrual loans geographically and by product type for the years ended December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009 CRE Nonaccrua l Loans by Geography
	Upstate	Midlands	Coastal	Northern	Other	Total	% of Total Nonaccrual Loans
CRE Nonaccrual Loans by Product Type

Residential construction	$1,504	$2,033	$6,023	$506	$-	$10,066	7.9%
Residential other	12,094	2,956	13,308	1,678	221	30,257	23.6%
Residential land	10,730	3,685	19,261	6,205	-	39,881	31.1%
Multifamily	2,155	-	1,496	-	-	3,651	2.9%
Commercial owner-occupied	2,642	322	-	-	-	2,964	2.3%
Commercial nonresidential	8,134	4,697	14,579	3,196	2,847	33,453	26.1%
Total	$37,259	$13,693	$54,667	$11,585	$3,068	$120,272	93.9%

CRE Nonaccrual Loans as % of Total Nonaccrual	29.1%	10.7%	42.7%	9.0%	2.4%	93.9%

Total Nonaccrual Loans December 31, 2009	$128,019

	December 31, 2008 CRE N onaccrual Loans by Geography
	Upstate	Midlands	Coastal	Northern	Other	Total	% of Total Nonaccrual Loans
CRE Nonaccrual Loans by Product Type

Residential construction	$1,754	$1,726	$11,653	$2,814	$-	$17,947	26.0%
Residential other	5,321	1,207	6,497	57	358	13,440	19.5%
Residential land	3,658	254	7,281	4,189	-	15,382	22.3%
Commercial owner-occupied	1,636	269	3,612	105	-	5,622	8.1%
Commercial nonresidential	1,862	738	4,234	3,658	-	10,492	15.2%
Total	$14,231	$4,194	$33,277	$10,823	$358	$62,883	91.1%

CRE Nonaccrual Loans as % of Total Nonaccrual	20.6%	6.1%	48.2%	15.7%	0.5%	91.1%

Total Nonaccrual Loans December 31, 2008	$69,052

Although we are reducing the size of our loan portfolio, we plan to continue to originate loans which meet our loan underwriting criteria and are priced appropriately for the credit risk.  However, we are continuing to decrease the concentration of commercial real estate and construction loans in our portfolio.  Our dedication to strong credit quality is reinforced by our internal credit review process and performance and development benchmarks in the areas of past dues, and loan documentation.  We currently engage an outside firm to perform our credit review function and to evaluate our loan portfolio on a quarterly basis for credit quality and a second outside firm for compliance issues on an annual basis.  Pursuant to the executed consent order with the OCC, our bank’s loan review is required to deliver quarterly written reports to the board of directors on the content of the results of the loan reviews performed.

We also make some commercial business loans that are not secured by real estate.  We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services.  As of December 31, 2009 and 2008, our individual commercial business loans ranged in size from less than $1,000 to $1.2 million and from less than $1,000 to $1.3 million, respectively, with an average loan size of approximately $69,000 and $84,000, respectively.  As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

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

During the year ended December 31, 2009, our wholesale mortgage division originated a total of approximately $165.3 million in loans to be sold to secondary market investors. All loans originated during 2009 and mortgage loans held for sale as of December 31, 2008, of $16.4 million had been sold as of December 31, 2009.  On September 2, 2009, we closed the wholesale mortgage lending division and had funded all outstanding rate lock commitments as of September 30, 2009 as part of our strategy to reduce the size of our balance sheet and improve our capital ratios.

Our lending activities are subject to a variety of lending limits imposed by federal law.  In general, our bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus.  This limit will increase or decrease as the bank’s capital increases or decreases.  Based upon the capitalization of the bank as of December 31, 2009, our legal lending limit was approximately $6.5 million.  We may sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

The continued downturn in the real estate market could continue to increase loan delinquencies, defaults and foreclosures, and could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides alternate sources of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  As real estate values have declined, we have been required to increase our allowance for loan losses.  If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

The following table summarizes the loan maturity distribution by type and related interest rate characteristics as of December 31, 2009 (dollars in thousands):

	As of December 31, 2009
	One year or less	After one but within five	After five years	Total
Commercial	$7,147	$10,263	$428	$17,838
Real estate - construction	39,173	22,890	93	62,156
Real estate - mortgage	142,334	258,432	51,300	452,066
Consumer and other	3,324	1,799	442	5,565
Total	$191,978	$293,384	$52,263	$537,625
Unearned income				(464)
Total loans, net of unearned income				537,161

Loans maturing after one year with:
Fixed interest rates				$148,073
Floating interest rates				$197,574

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

Our strategy also includes reducing the size of our real estate construction portfolio as these loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  This category of loans experienced a decrease from $223.0 million as of December 31, 2008, or 31.4% of total loans, to $62.0 million, or 11.6% of total loans as of December 31, 2009.

In prior years, we originated adjustable and fixed rate residential and commercial construction loans to builders and developers.  As of December 31, 2009 and 2008, our commercial construction and development real estate loans ranged in size from approximately $6,700 to $3.9 million and $2,000 to $5.0 million, respectively, with an average loan size of approximately $342,000 and $355,000, respectively. As of December 31, 2009, our individual residential construction and development real estate loans ranged in size from less than $500 to $832,000, with an average loan size of approximately $116,000.  The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis.  We have attempted to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%.  Specific risks of construction and development loans include:

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

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by our regulators.  During routine examinations of our bank, the OCC may require us to make additional provisions to our allowance for loan losses when, in the OCC’s opinion, their credit evaluations and allowance for loan loss methodology differ materially from ours.  As part of the consent order that our bank entered into with the OCC on April 27, 2009, we implemented an updated allowance for loan losses program.  This program is consistent with the guidance found in the Interagency Policy Statement on the Allowance for Loan Losses contained in OCC Bulletin 2006-47.  The program includes the following elements:  internal risk ratings of our loans; results of our independent loan review; criteria to determine which loans will be reviewed, how impairment will be determined, and procedures to ensure that the analysis of loans complies with the criteria defined in the Receivables Topic of the FASB ASC; criteria for determining loan pools found in the FASB ASC “Contingencies,” and an analysis of those loan pools; recognition of nonaccrual loans in conformance with GAAP and regulatory guidance; loan loss expense; trends of delinquent and nonaccrual loans; concentrations of credit; and present and projected economic and market conditions.  The program provides for a review of the allowance for loan losses by our board of directors at least once each calendar quarter.

We calculate the allowance for loan losses for specific types of loans (historically excluding mortgage loans held for sale) and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  Certain nonperforming loans are individually assessed for impairment and assigned a specific reserve.  All other loans are evaluated based on quantitative and qualitative risk factors and are assigned a general reserve.  As of December 31, 2009, management felt that the allowance for loan losses compared to our loan portfolio was adequate, but should further analysis require a future increase to our allowance for loan losses, we will provide additional provisions as appropriate. The following table sets forth the changes in the allowance for loan losses for each of the years in the five-year period ended December 31, 2009 (dollars in thousands):

	As of December 31,
	2009	2008	2007	2006	2005
Balance, beginning of year	$23,033	$4,951	$3,795	$2,719	$2,258
Allowance from acquisition	-	2,976	-	-	-
Provision charged to operations	39,712	20,460	1,396	1,192	594
Loans charged off
Residential housing related	(16,879)	(1,704)	(121)	-	(15)
Owner cccupied commercial	(887)	(488)	-	-	-
Other commercial	(19,222)	(3,180)	-	-	-
Other	(499)	(11)	(129)	(139)	(129)
Total chargeoffs	(37,487)	(5,383)	(250)	(139)	(144)

Recoveries of loans previously charged off	150	29	10	23	11
Balance, end of period	$25,408	$23,033	$4,951	$3,795	$2,719

Allowance to loans, year end	4.73%	3.32%	1.04%	1.00%	1.08%

Net chargeoffs to average loans	5.90%	0.78%	0.06%	0.04%	0.06%

Nonaccrual loans	$128,019	$69,052	$12,000	$477	$349

Past due loans in excess of 90 days on accrual status	$-	$-	$-	$-	$-

Other real estate owned	$9,315	$6,417	$2,320	$-	$-

Total nonperforming assets	$137,334	$75,469	$14,320	$477	$349

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received.  Historically, we have had low levels of nonperforming assets, but the economic downturn which began during the second half of 2007 in the national, state, and regional economies and has continued through 2009 and so far in 2010, combined with continued deterioration in real estate market conditions, has increased those levels to $137.3 million in nonperforming assets as of December 31, 2009.  In addition, as of February 26, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.4 million, which will reduce nonperforming assets to $134.9 million.  The net chargeoffs to average loans ratio for the year ended December 31, 2009, was 5.90% as compared to 0.78% for the year ended December 31, 2008 and 0.06% for the year ended December 31, 2007.  For the year ended December 31, 2009, total net chargeoffs were $37.3 million compared to $5.4 million for the same period in 2008 and $240,000 for the year ended December 31, 2007.  The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans for each of the years in the five-year period ended December 31, 2009 (dollars in thousands):

	2009		2008		2007		2006		2005
Commercial	$9,990	3.3%	$1,787	3.6%	$227	5.1%	$454	6.8%	$135	11.1%
Real estate - construction	7,620	11.6%	12,648	32.1%	1,551	37.9%	1,062	22.6%	386	20.4%
Real estate - mortgage	7,721	84.1%	8,509	63.1%	2,532	55.7%	1,841	68.9%	2,110	66.0%
Consumer	77	1.0%	89	1.2%	72	1.3%	58	1.7%	48	2.5%
Unallocated	-	N/A	-	N/A	569	N/A	380	N/A	40	N/A
Total allowance for loan losses	$25,408	100.0%	$23,033	100.0%	$4,951	100.0%	$3,795	100.0%	$2,719	100.0%
We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

The provision for loan losses has been made primarily as a result of management’s assessment of probable losses on specific loans, as well as general loan loss risk after considering historical operating results.  Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time.  Any such excess would adversely affect our results of operations.  Please see Note 7 - Loans in the Notes to Consolidated Financial Statements included in this report for additional information.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with the criteria defined in the Receivables Topic of the FASB ASC.  As of December 31, 2009, our allowance for loan losses included specific reserves of $8.6 million, net of $22.5 million in chargeoffs, as compared to $8.3 million, net of $4.5 million in chargeoffs, as of December 31, 2008.

Significant individual credits classified as doubtful or substandard/special mention within our credit grading system that are determined to be impaired require both individual analysis and specific allocation.   Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action, such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loans; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as loss because certain events may occur which could salvage the debt, such as injection of capital, alternative financing, or liquidation of assets.

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve.  We calculate specific reserves on those impaired loans exceeding $250,000.  These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows, borrower guarantees or, in rare cases, the market value of the loan itself.  The loans with specific reserves are typically identified through our process of reviewing and assessing the ratings on loans, which is performed by personnel in our credit administration area and special assets management group.  The accuracy of the loan ratings is validated by a third-party review which is performed quarterly and covers a substantial amount of the loan portfolio.

Generally, for larger collateral-dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral.  As set forth in the consent order with the OCC, we recently had appraisals prepared and reviewed on a large number of our residential and commercial collateral-dependent loans.  However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value.  In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and as such, management believes the internal valuations can be reasonably relied upon for valuation purposes.  The estimated costs to sell the subject property, if any, are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed.  The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly.  We recorded charge-offs for projected losses on impaired loans of $37.5 million during the year ended December 31, 2009, excluding reserves for estimated costs to liquidate the collateral.

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, the amount of nonperforming loans that were specifically reviewed for impairment increased during the year ended December 31, 2009, to $119.8 million (after related chargeoffs of $22.5 million) from $69.1 million as of December 31, 2008 with related valuation allowances of $8.6 million and $8.3 million, respectively.  The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories.  The provision for loan losses generally, and the loans impaired under the criteria defined in the Receivables Topic of the FASB ASC specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general in our market areas.  Recent reviews by the credit department have specifically included several of our residential real estate development and construction borrowers.

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

Approximately $22.5 million of the net chargeoffs in 2009 were recorded to reflect impairments on nonperforming loans as of December 31, 2009 as required by the Receivables Topic of the FASB ASC.  The actual loss on future disposition of the loan and/or the underlying collateral may be more or less than the amount recorded to expense.  The $39.7 million provision for loan loss for the year ended December 31, 2009, is part of our proactive strategy to accelerate our efforts to resolve our nonperforming assets with the goal of removing them from our balance sheet.

As of December 31, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $137.3 million and $75.5 million, respectively.   In addition, as of February 26, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.4 million, which will reduce nonperforming assets to $134.9 million.  Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the years ended December 31, 2009 and 2008, was approximately $3,778,000 and $1,139,000, respectively.  Included in the $128.0 million balance reported of loans on nonaccrual status, there was one loan contractually past due for 90 days and still accruing interest on December 31, 2009.  It was placed on nonaccrual status the following business day.  There were nonperforming loans, under the criteria defined in The Receivables Topic of the FASB ASC, of $119.8 million, (after related chargeoffs of $22.5) million and $69.1 million with related valuation allowances of $8.6 million and $8.3 million at December 31, 2009 and 2008, respectively.

General Reserve

Our general reserve was $16.8 million as of December 31, 2009, as compared to $14.7 million as of December 31, 2008.  We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, SBA, consumer, A&D/construction, and residential mortgage. A percentage allocation is also assigned to the loans classified as special mention, substandard and doubtful that are not impaired or are under $250,000 and impaired. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

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

Our general reserve has increased in recent quarters due to the significant increase in chargeoffs, which are used as a factor to calculate the general reserve component of the allowance for loan losses.  Because of the deterioration in the economy and real estate markets over the past several years, we use a two-year internal trending analysis in calculating our general reserve, versus the five-year peer-based averages we had relied on in the past.  Although we observed improvement in the totals of our loans with past due balances in the 30 to 89 day category as of December 31, 2009, which decreased to $6.6 million as of December 31, 2009 from $50.6 million as of June 30, 2009, we have determined that due to the level of migration of our loans into the impaired category over the past few quarters, a higher general reserve level is necessary to reflect probable losses in the portfolio as of December 31, 2009.

Credit Risk Management

Through our third party loan review firm, we continuously review our loan portfolio for credit risk.  During 2009, this third party review firm performed reviews on 65% of the loans in our loan portfolio, and this review firm performs reviews on approximately 15% of our loan portfolio on a quarterly basis, with no loans being reviewed in consecutive quarters.  Our senior credit officer reports directly to our CEO and provides regular reports to the board of directors and its committees on the relevant loan portfolio statistics.  Adherence to underwriting standards is managed through a documented credit approval process, including independent loan underwriting of new loans and renewing loans by our Credit Administration group for relationships where total credit exposure will exceed $500,000.  Post funding review is managed by a separate department, ensuring adherence to our approval and underwriting documentation requirements.  Based on the volume and complexity of the problem loans in our portfolio, we adjust the resources allocated to the process of monitoring and resolution of these assets.

Compliance with our underwriting standards is closely supervised through a number of procedures including reviews of exception reports.  Pursuant to the consent order that we entered into with the OCC on April 27, 2009, we implemented enhanced procedures to monitor and correct credit and collateral exceptions.  We believe that reducing the number of credit and collateral exceptions is essential to maintaining excellent asset quality.  Excessive credit and collateral exceptions contribute to asset quality issues by limiting our ability to monitor the loan portfolio and increasing the risk of loss on secured transactions.  Since implementing the new procedures in this area during 2009, we have reduced the number of credit exceptions to well below 10% of the dollar amount of the outstanding loan balances.  Our strategic plan contains an objective to maintain a low level of credit and collateral exceptions as part of our goal of improving the quality of the loan portfolio.

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

During the year ended December 31, 2009, we implemented monthly loan review meetings, whereby loan officers monthly present a written review of selected loan relationships over $250,000 to senior officers from the credit risk management and lending functions.  This review assesses the overall status of the relationship, the proper risk rating for the relationship, and the appropriate relationship strategy (increase, maintain, reduce, or exit).

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

Special Assets Management Group

In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, we formed a special assets management group during 2009.  This group’s objective is the expedient workout/resolution of assigned loans and assets at the highest present value recovery.  This separate operating unit consists of experienced workout specialists and loan officers with extensive experience in resolving problem assets dedicated solely to the resolution of the assigned special assets.  When loans are scheduled to be moved to the special assets management group, they are assessed and assigned to the special assets officer best suited to manage that loan/asset.  The assigned special assets officer then begins the takeover and review process to determine the recommended action plan.  These plans are reviewed and approved by the senior credit officer and submitted for final approval.  In cases where the plan involves a loan restructure or modification, appropriate risk controls such as improved requirements for borrower/guarantor financial information, principal reductions or additional collateral or loan covenants specific to the project or borrower may be utilized to preserve or strengthen our position.  The group also manages the disposition of foreclosed properties from the pre-foreclosure deed steps to the management, maintenance and marketing efforts, with the objective of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs.

Deposits

Our primary source of funds for loans and investments is our deposits.  National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds.  Accordingly, it has become more difficult in recent years to attract retail deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	As of December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$38,370	-	$41,920	-	$32,588	-
NOW accounts	38,377	0.48%	43,666	1.83%	45,285	3.28%
Money market and savings accounts	74,438	1.29%	121,919	2.62%	76,184	4.52%
Time deposits	543,525	2.93%	435,285	4.13%	272,730	5.11%

Total deposits	$694,710		$642,790		$426,787

Core deposits, which exclude time deposits of $100,000 or more, brokered deposits and municipal deposits, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $323.3 million and $357.1 million as of December 31, 2009 and 2008, respectively.

The maturity distribution of our time deposits of $100,000 or more as of December 31, 2009 is as follows (dollars in thousands):

As of December 31,
2009
Three months or less	$59,571
Over three through six months	75,852
Over six through twelve months	119,069
Over twelve months	62,208
Total	$316,700

On April 27, 2009, our bank entered into a consent order with the OCC.  Additionally, on June 15, 2009, our holding company entered into a written agreement with the FRB which contains provisions similar to the articles in the bank’s consent order with the OCC.  Our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order.  Due to our capital classification, our bank may not apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  During the twelve-month period ending December 31, 2010, $112.0 million of brokered deposits are scheduled to mature.  We are using cash and unpledged liquid investment securities as well as retail deposits gathered from our state-wide branch network to fund the maturity of our brokered deposits due to limitations imposed on other nontraditional funding sources as a result of the deterioration in our financial condition.  In addition, during the first quarter of 2010, we have begun to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

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

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds as of or for the years ended December 31, 2009, 2008 and 2007, the amounts outstanding and their corresponding interest rates as of the end of each period, the maximum point for each component during the periods and the average balance and average interest rate that we paid for each borrowing source.  The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown.  See Note 11 - Lines of Credit, Note 12 - FHLB Advances, and Note 16 - Junior Subordinated Debentures, in the Notes to Consolidated Financial Statements included in this report for additional disclosures related to these types of borrowings (dollars in thousands).

				Average for the Period
	Ending Balance	Period-End Rate	Maximum Balance	Balance	Rate
As of or for the Year Ended December 31, 2009
FHLB advances	$54,004	3.39%	$88,309	$67,463	3.07%
Federal funds purchased & other borrowings	$-	-	$4,000	$3,042	0.49%
Junior subordinated debentures	$13,403	2.34%	$13,403	$13,403	3.16%
Line of credit	$9,641	6.00%	$9,641	$9,605	6.18%

As of or for the Year Ended December 31, 2008
FHLB advances	$86,363	2.48%	$90,849	$60,538	3.39%
Federal funds purchased & other borrowings	$11,873	1.17%	$39,034	$14,906	2.22%
Junior subordinated debentures	$13,403	4.52%	$13,403	$13,403	5.51%
Line of credit	$9,500	2.00%	$9,500	$4,459	4.65%

As of or for the Year Ended December 31, 2007
FHLB advances	$41,690	4.50%	$49,780	$41,014	4.77%
Federal funds purchased & other borrowings	$9,360	3.99%	$26,269	$10,864	5.63%
Junior subordinated debentures	$13,403	7.12%	$13,403	$13,403	7.65%
Line of credit	$-	-	$-	$-	-

We utilized these sources of borrowed funds in prior years to fund the growth of earning assets in excess of deposit growth.  However, due to the terms of the consent order that our bank entered into with the OCC on April 27, 2009, the majority of these sources are no longer available to us.  Our FHLB advance line of credit has been reduced to the outstanding balance with no further advances or renewals of maturing advances allowed.  During the twelve-month period ending December 31, 2010, $4.1 million of these advances will mature and we will need to replace these maturing advances with an alternate source of funding.

As of December 31, 2009 and 2008, we had short-term lines of credit with correspondent banks to purchase federal funds totaling $13.0 million and $28.0 million, respectively.  Subsequent to December 31, 2009, we reduced our short-term lines of credit with correspondent banks to purchase federal funds to $8 million and were able to release pledges on securities with a carrying value of $5.2 million.  As of December 31, 2009 and 2008, securities with a carrying value of approximately $11.4 million and $80.3 million, respectively, were pledged to secure the available line of credit for overnight borrowings with correspondent banks.

As of December 31, 2009, we had $13.4 million in floating rate junior subordinated debentures which were issued to unconsolidated subsidiary trusts.  Each trust’s sole purpose is to issue trust preferred securities and then use the proceeds to purchase debentures with terms essentially identical to the trust preferred securities from our holding company.  Interest payments on the debentures are payable quarterly.  So long as an event of default has not occurred, we may defer interest payments for up to 20 consecutive quarters.  We elected to defer the second quarter 2009 interest payments on the debentures to conserve cash at the holding company level.  Pursuant to the terms of the written agreement that our holding company executed with the FRB on June 15, 2009, we must obtain pre-approval from the FRB before paying any principal or interest payments, including payments on the debentures.   Therefore, we also elected to defer the interest payments for the third and fourth quarters of 2009 and for the first quarter of 2010 and have provided appropriate notice of our election to defer interest payments to the trustee of each trust as required by the respective debentures.  We continue to accrue interest expense and, under the terms of the debentures, are required to bring the interest payments current in the first quarter of 2014.  While no interest payments are required until 2014, the restrictions contained in our written agreement with the FRB could ultimately result in a default under the provisions of the debentures.

As part of our strategic plan to renegotiate our senior capital obligations, we signed an agreement with a third party to solicit offers to purchase, and consent solicitations relating to securities for a liquidation amount of $200 cash per $1,000 in liquidation amount of the trust preferred securities.  Each of these offers may be amended, extended or terminated by us in our sole discretion.  The terms and conditions of the offers for the trust preferred securities are described in the offers to purchase the trust preferred for cash and consent solicitations statement and the related letter of transmittal and consent, sent to holders of each of the trust preferred securities.  Each of the offers is conditioned on the receipt of (i) the approval of the applicable banking regulators and (ii) proceeds from a stock offering or other transaction in an amount sufficient to consummate the offers and to increase its subsidiary bank’s capital ratios to levels acceptable to its regulators.  There are no assurances that either of these conditions will be satisfied, and we reserve the right to waive any condition of the offers.  We have retained Hexagon Securities LLC to act as Dealer Manager and Solicitation Agent in connection with the offers described above.

As of December 31, 2009 and 2008, long-term debt of $9.6 million and $9.5 million, respectively, consisted of the balance due on our holding company’s line of credit with a correspondent bank.  During the fourth quarter of 2007, our holding company established this line of credit which is secured by the stock of our bank.  The line of credit, in an amount up to $15,000,000, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate.  The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009.  The line of credit was secured in connection with the terms of the Merger Agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the Merger and to fund general operating expenses for the holding company for 2008 and 2009.

On January 7, 2010, we announced that we had reached an agreement to modify this loan agreement.  The modifications to the loan agreement, which is subject to regulatory approval, include revisions to the financial covenants which would reduce the amount owed to $3.5 million and cure existing covenant violations.  There can be no assurances that we will be able to obtain regulatory approval for the modification of the loan agreement.

Regulatory Matters and Going Concern Considerations

Consent Order and Written Agreement

Due to our financial condition, the Office of the Comptroller of the Currency (“OCC”) required that our board of directors sign a formal enforcement action (“Consent Order”) with the OCC which conveys specific actions needed to address certain findings from their examination and to address our current financial condition.  We entered into a Consent Order with the OCC on April 27, 2009, which contains a list of strict requirements ranging from a capital directive, which requires us to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to develop a liquidity risk management and contingency funding plan, in connection with which we are subject to limitations on the maximum interest rates we can pay on deposit accounts.

In addition, the Consent Order required us to develop by July 26, 2009, a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required us to develop by July 26, 2009, a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress.

The Consent Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve our asset quality, as well as routine reporting on our progress toward compliance with the Consent Order to the board of directors and the OCC.  As a result of the terms of the executed Consent Order, we are no longer deemed “well-capitalized,” regardless of our capital levels.

The FRB required us to enter into a written agreement on June 15, 2009, which contains provisions similar to the articles in our Consent Order with the OCC.  We are continuing our efforts to comply with the requirements of these two enforcement actions in accordance with the applicable prescribed deadlines and have submitted all materials requested in a timely manner.  On July 30, 2009, under the terms of the written agreement that we entered into with the FRB, our board submitted a capital plan to the FRB.  On October 5, 2009, we resubmitted our capital plan to the FRB to reflect the changes incorporated in the revised capital plan submitted to the OCC on September 28, 2009.  We will adopt the written plan within 10 days of its approval by the FRB.

The Consent Order with the OCC also requires the establishment of certain plans and programs.  Our  compliance committee monitors and coordinates compliance with the Consent Order.  The committee consists of five members of our board of directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Consent Order.

In order to comply with the Consent Order, we:

•
revised, by June 26, 2009, our liquidity risk management program, which assesses, on an ongoing basis, our current and projected funding needs, and ensures that sufficient funds exist to meet those needs.  The plan includes specific plans for how we plan to comply with regulatory restrictions which limit the interest rates we can offer to depositors;

•
revised, by June 26, 2009, our loan policy, and created a commercial real estate concentration management program.  We also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  our existing program for the maintenance of an adequate allowance for loan and lease losses;

•
took immediate and continuing action to protect our interest in certain assets identified by the OCC or any other bank examiner and developed a criticized assets report covering the entire credit relationship with respect to such assets;

•
developed, by July 26, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and have put in place a procedure to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties;

•	developed, by May 27, 2009, a revised other real estate owned program to ensure that the other real estate owned properties are managed in accordance with certain applicable banking regulations; and

•	ensured that we have competent management in place on a full-time basis to carry out the board’s policies and operate the Bank in a safe and sound manner.

On July 24, 2009, our board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing our capital ratios to the minimums set forth in the order.  The order also required us to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009.  We have been working on efforts to achieve the capital levels imposed under the Consent Order.  However, we did not achieve these minimum capital levels by August 25, 2009, the deadline specified in the Consent Order.  On September 28, 2009, we resubmitted our capital plan and strategic plan to incorporate recent developments in its business strategy and the impact of the change in our president and CEO on operations.  We are working with the OCC and responding to feedback on the capital plan and strategic plan.  Once we receive the OCC’s written determination of no supervisory objection, our board of directors will adopt and implement the plans.

Our board submitted a Capital Restoration Plan (“CRP”) to the OCC on September 28, 2009 due to our undercapitalized status based on our June 30, 2009 regulatory report of condition and income.  The CRP addresses, among other things, the steps management will take to cause our capital levels to return to the minimum level to be adequately capitalized.  Management also submitted with the CRP a written guarantee from the holding company to the bank that we will comply with the terms of the CRP until we have been adequately capitalized on average during each of four consecutive calendar quarters.  As part of the guarantee, we provided assurances of our performance and also provided assurances that we will fulfill any commitments to raise capital made in the CRP.  Such a guarantee would have a priority over most of the other creditors of the holding company, including the holders of the trust preferred securities and common and preferred shareholders.

Overall, our bank is significantly undercapitalized and must increase its capital or it may face further regulatory action. If we do not obtain additional capital or sell assets to reduce the size of our balance sheet to a level which can be supported by our capital levels, we will not meet the capital minimums set forth in the Consent Order.  Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement actions against us.  Our ability to raise capital is contingent on the current capital markets and on our financial performance.  Available capital markets are not currently favorable, and we cannot be certain of our ability to raise capital on any terms.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is our responsibility to assess our ability to continue as a going concern.  In assessing this assumption, we have taken into account all available information about the foreseeable future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009.

Prior to incurring net losses in 2008 and 2009, primarily due to significant increases in the provision for loan losses, we had a history of profitable operations.  However, our financial condition has suffered during 2008 and 2009 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

As a result of our assessment of our ability to continue as a going concern, we have prepared the accompanying consolidated financial statements as of December 31, 2009 and 2008, on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result should we be unable to continue as a going concern.  In performing this assessment, we evaluated a number of factors including liquidity, capital, and profitability that affect our ability to continue in operation.

Liquidity

Our bank operate in a highly-regulated industry and must plan for the liquidity needs of our holding company and our bank separately.   A variety of sources of liquidity are available to us to meet our short-term and long-term funding needs.  Although a number of these sources have been limited or are no longer available following execution of the Consent Order with the OCC, we have prepared forecasts of these sources of funds and our projected uses of funds during 2010 and believe that the sources available are sufficient to meet our projected liquidity needs for this period.  However, it is unclear at this point what impact, if any, the limitations on interest rates included in the Consent Order will have on our continued ability to maintain adequate liquidity. See Note 10 - Deposits, Note 11 – Lines of Credit, and Note 12 – FHLB Advances for complete description of funding sources and limitations.

We have taken a number of actions to increase our short-term liquidity position to meet our projected liquidity needs during this timeframe, with liquid, unpledged assets of $117.9 million as of December 31, 2009.  In addition, we believe that upon completion of a successful capital raise during 2010, a number of the funding sources which were limited following the Consent Order will again become available to us to meet its funding needs.

Capital

We are diligently continuing to work with our financial and professional advisors to seek qualified sources of outside capital as well as to evaluate opportunities to further reduce the size of our balance sheet by selling assets. We believe that our current strategy to raise additional capital and dispose of assets to deleverage will allow us to raise our capital ratios to the minimums set forth in the Consent Order with the OCC.  As part of the capital plans submitted to the OCC and the FRB, we are pursuing a number of strategic options, including a combination of capital raises and the sale of certain of our assets to improve our capital position.  As previously disclosed, in August 2009, our directors purchased 550,500 shares of common stock and 137,625 warrants in a private placement offering, for a collective investment of $550,500.  In addition, since December 31, 2008, the size of our balance sheet has decreased, primarily due to a reduction of loans held for investment of approximately $155.7 million.  Such reduction resulted primarily from loan payoffs.  There can be no assurances as to when or whether the negotiation of a sale of any assets will be successful. See Note 15 – Regulatory Capital Requirements for specific details regarding the amounts of additional capital needed to satisfy the minimum capital requirements in the consent order.

We rely on dividends from our bank as our primary source of liquidity.  Our holding company is a legal entity separate and distinct from our bank.  Various legal limitations restrict our bank from lending or otherwise supplying funds to our holding company to meet its obligations, including paying dividends.   In addition, the terms of the Consent Order further limit our ability to pay dividends to our holding company to satisfy our funding needs.  As part of the Merger, we entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund our operating expenses, including interest and dividend payments on our trust preferred securities and noncumulative preferred stock ..  We  pledged all of our bank’s stock as collateral for the line of credit which had an outstanding balance of $9.6 million as of December 31, 2009.

Due to our increased level of nonperforming assets and our reduced profitability, we previously were not in compliance with several of the covenants relating to profitability and asset quality on this line of credit as of December 31, 2008.  On January 7, 2010, we announced that we had reached an agreement to modify our holding company's loan agreement with its lender.  The modifications to the loan agreement cure existing covenant violations subject to regulatory approval. In addition, we have agreed, subject to regulatory approval, to pay $3.5 million no later than March 15, 2010 to our lender, which would fully satisfy our obligations under the line of credit. However, we believe that we must increase our capital ratios in order to obtain regulatory approval for this agreement which we do not anticipate occurring before March 15, 2010. We are pursuing negotiations with our lender to extend this due date while we continue efforts to increase our capital ratios. Although there can be no assurances, we believe that if we are successful in increasing our capital ratios and do obtain regulatory approval for the modification of the loan agreement, we will also be able to obtain our lender’s consent to extend this due date.

Should the agreement with the lender not be approved by the banking regulators, the lender would have the ability to withdraw the line of credit and require us to secure an alternate source of financing to repay the outstanding balance on the line of credit within a short period of time.  We have assessed the potential consequences of this action and believe that our current strategy to raise additional capital will enable us to deal with this event if faced with the requirement to obtain alternate financing to repay the outstanding balance on the line of credit within a relatively short period of time.  In the alternate, the lender could take steps to foreclose on our stock as collateral for the loan if alternate financing to repay the outstanding balance on the line of credit could not be obtained within the required timeframe. In addition, as we are able to execute our strategy to dispose of our nonperforming assets and return to profitability, the covenants on the line of credit would be met and the loan would not be in default.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have continued to severely impact us throughout 2009.  With a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, we have seen a decline in the value of the collateral securing our portfolio as well as rapid deterioration in our borrowers' cash flow and ability to repay their outstanding loans to us.  As a result, our level of nonperforming assets have increased to $137.3 million as of December 31, 2009, related primarily to deterioration in the credit quality of our loans collateralized by real estate. Accordingly, we have recorded provision for loan losses of $39.7 million and $20.5 million, respectively, for the years ended December 31, 2009 and 2008, and, consequently incurred significant losses each year. As a result, our bank is significantly undercapitalized under regulatory guidelines.

Uncertainty surrounding our ability to raise additional capital is a factor which has cast doubt about our ability to continue in operation.  As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  We cannot predict when or if the capital markets will return to more favorable conditions.  We are actively evaluating a number of capital sources and balance sheet management strategies to ensure our projected level of regulatory capital can support our balance sheet and meet or exceed the minimum requirements set forth in the Consent Order.

There can be no assurances that we will be successful in our efforts to raise additional capital.  An equity financing transaction of this type would result in substantial dilution to our current shareholders and could adversely affect the market price of the our common stock.   Although we are committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between our bank and our holding company, we may be unable to realize our assets and discharge our liabilities in the normal course of business.

Capital Resources

General

Shareholders’ deficit on December 31, 2009, was $4.2 million, as compared to shareholders’ equity on December 31, 2008, of $40.6 million.  The decrease reflects the loss recognized for the year ended December 31, 2009, primarily made up of the provision for loan losses of $39.7 million mainly due to chargeoffs on nonperforming loans recognized during the year ended December 31, 2009.

Unrealized Gain/Loss on Securities Available for Sale

The unrealized loss on securities available for sale as of December 31, 2009, reflects the change in the market value of these securities since December 31, 2008.  We believe that the unrealized loss position as of December 31, 2009, was attributable to changes in higher market interest rates as compared to December 31, 2008.   Our securities portfolio includes U.S. Government agency securities, mortgage-backed securities, and municipal securities as prescribed by our bank’s investment policy. We use securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and to satisfy the requirements related to our clearing account with the FRB, which were required beginning in June 2009.  The FRB requires us to maintain certain collateral balances with them to secure our daily cash clearing transactions, which began clearing directly through our FRB account in June 2009.  Due to our current elevated level of cash and cash equivalents and the availability of various liquidity sources, we intend to hold these securities to maturity.

We believe that our existing liquidity sources are sufficient to meet our short-term liquidity needs.  To ensure that our long-term funding needs are met, we continue to evaluate other sources of liquidity that may also qualify as regulatory capital, such as trust preferred securities, subordinated debt and common stock.  However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time, which may require management to more aggressively pursue other funding alternatives.   We seek to meet our bank’s daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term funding sources.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities combined and limited to 45% of Tier 1 capital, with the excess being treated as Tier 2 capital.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of December 31, 2009, the amount of our reserve for loan losses that was not included due to these limitations was approximately $18.6 million.  The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

In the past, we have utilized trust preferred securities to meet our holding company’s capital requirements up to regulatory limits.  While our equity is in a deficit position, we are not able to utilize trust preferred securities as part of our regulatory capital at the holding company.  As of December 31, 2009, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue.  We contributed to our bank subsidiary the $13.0 million in cash proceeds from the sale of these securities.  On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities.  On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities.  These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, with the excess includable as Tier 2 capital.  As of December 31, 2009, because of our deficit equity position, none of the trust preferred securities qualified as Tier 1 capital.  We have set as an objective in our strategic plan to renegotiate or restructure our senior capital obligations in reaching our goal of strengthening our capital structure to support our current and future operations.  The payoff of our trust preferred securities at a discount is an option that is currently being pursued as part of our action steps to achieve this objective.

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

The following table sets forth the holding company’s and the bank’s various capital ratios as of December 31, 2009 and 2008.  On an ongoing basis, we continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of December 31, 2009		As of December 31, 2008
	Holding		Holding
	Co.	Bank	Co.	Bank
Total risk-based capital	(0.72)%	4.72%	8.65%	9.75%
Tier 1 risk-based capital	(0.72)%	3.43%	6.30%	8.48%
Leverage capital	(0.50)%	2.37%	5.20%	7.23%

The decrease in our capital ratios from December 31, 2008 to 2009, is primarily due to the net loss recorded for the year ended December 31, 2009.  As a result of the terms of the executed consent order, we were no longer deemed well-capitalized, regardless of our capital levels.  The FRB has also required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.  Please see Note 2 – Regulatory Matters and Going Concern Considerations for further discussion of our capital requirements under the consent order with the OCC and the written agreement with the FRB.  Under the FDIC’s “Prompt Corrective Action” restrictions, our bank’s capital was classified as significantly undercapitalized due to the level of our capital ratios as of the September 30, 2009 regulatory report of condition and income.    As of the date of the filing of this report, there are no events or conditions that have occurred that would change our capital classification as of our December 31, 2009 regulatory report.

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

As a result of recent market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted.  Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company.  While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility of the current market.   The consent order that we entered into with the OCC on April 27, 2009, contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks.  As a result of the consent order, our bank is no longer deemed “well-capitalized”, regardless of its capital levels.  In addition, as of December 31, 2009, as a result of losses during 2009, our bank was significantly undercapitalized.  We are striving to achieve the capital levels imposed under the consent order by raising additional capital, limiting our growth, and selling assets.  We were not able to reach this capital goal by August 25, 2009.  However, we are diligently continuing to work with our financial and professional advisors to seek qualified sources of outside capital and achieve compliance with minimum capital requirements in the consent order.

Upon the execution of the bank's consent order with the OCC on April 27, 2009, we had 90 days to submit a written strategic plan and capital plan which would increase the bank’s capital ratios to the minimum levels specified in the order within 120 days from the date of the order.  On July 24, 2009, our board submitted a written strategic plan and capital plan to the OCC covering the three-year period ending December 31, 2012. Based on discussions with the OCC regarding these plans and their correspondence to us dated August 28, 2009, we resubmitted our capital plan and strategic plan to the OCC on September 28, 2009 to incorporate recent developments in our business strategy and the impact of the change in our President and CEO on our operations.  Management and our board of directors are working with the OCC and responding to feedback on the capital plan and strategic plan.  Our board of directors will adopt and implement these plans upon receiving a written determination of no supervisory objection from the OCC.

On June 15, 2009, our holding company entered into a written agreement with the FRB, which contains provisions similar to the articles in the bank’s consent order with the OCC.  On July 30, 2009, under the terms of the written agreement that we entered into with the FRB, we submitted a capital plan to the FRB.   This plan is designed to maintain sufficient capital on a consolidated basis and at the bank as a separate stand-alone entity.  While the plan is not required to contain a provision to obtain specific target capital ratios or specific timelines, the plan is required to address our current and future capital requirements, the bank’s current and future capital requirements, the adequacy of the bank’s capital taking into account its risk profile and the source and timing of additional funds to satisfy each entity’s future capital requirements. We resubmitted our capital plan to the FRB on October 5, 2009, to be consistent with the revised capital and strategic plans submitted to the OCC.  We are working with the regulators and responding to feedback on the capital plan and strategic plan and will adopt the written capital plan within 10 days of its approval by the FRB.

Losses for the years ended December 31, 2008 and 2009, have adversely impacted our capital position by eroding our capital cushion.  Therefore, we need to raise additional capital, which we have already begun to accomplish through a private placement common stock offering.  We may also need additional capital to absorb the probable future losses we will encounter as we continue removing the nonperforming assets from our balance sheet, given the particularly challenging real estate market.  As a result, we have been pursuing a plan to increase our capital in order to strengthen our balance sheet, satisfy the commitments we have made to our bank regulator in this area, and position us for future success.  In light of deteriorating economic conditions in the U. S., increased levels of nonperforming assets, and our level of losses, the need to raise capital in the short-term has become more critical to us.

Our board’s Executive Committee consists of five members of our board of directors.  This committee meets frequently and has been authorized by the board of directors to monitor and make recommendations regarding the capital, liquidity and asset quality of our bank.

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

The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%.  Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors.  The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and prior to the first quarter of 2009, we had paid quarterly dividends of $326,250.  Our board of directors did not declare a dividend for any quarter during 2009.  Under the terms of the written agreement entered into with the FRB on June 15, 2009, we must seek prior written approval of the FRB before declaring or paying any dividends to our preferred shareholders.

As of December 31, 2009 and 2008, 520,600 and 720,000 shares of preferred stock were outstanding, respectively.  During the year ended December 31, 2009, 588,142 shares of common stock were issued to convert 199,400 preferred shares resulting in a reduction of preferred shares outstanding.  So far in 2010, our preferred shareholders have converted an additional 120,000 shares of preferred stock, resulting in the issuance of 360,000 shares of common stock.  We have set as an objective in our strategic plan to renegotiate or restructure our senior capital obligations in reaching our goal of strengthening our capital structure to support our current and future operations.  Conversion of our preferred stock to common stock is an option that is currently being pursued as part of our action steps to achieve this objective, which would continue to increase our common shares outstanding if additional preferred shares are converted.

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

The following chart compares the price performance of our common shares (based on an initial investment of $100 on December 31, 2004) with that of the Nasdaq composite index and a group of other banks that constitute our peer group:

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First National Bancshares, Inc.	100.00	112.98	96.01	84.36	13.23	4.30
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank and Thrift	100.00	101.57	118.68	90.50	52.05	51.35

Share price performance is not necessarily indicative of future price performance.

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

Employee Share Ownership Programs

We encourage employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”).  The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success.   Under the Stock Option Plan, options for 600,697 shares of common stock were authorized for issuance including 141,346 stock options from the Carolina National merger.  As of December 31, 2009, 317,419 options were outstanding, with no shares granted under the Stock Option Plan in the year ended December 31, 2009.

On August 24, 2009, we entered into an employment agreement with our new bank and holding company President and Chief Executive Officer, J. Barry Mason.  This employment agreement was structured not only to retain and incentivize him as a key officer, but also to ensure that his interests align with the interests of the shareholders.  Pursuant to this employment agreement and consistent with the terms outlined in the stock award agreement with Mr. Mason executed on September 30, 2009, we granted Mr. Mason 250,000 shares of restricted common stock and options to purchase one million shares of our common stock at an exercise price of $1.00 per share.  The restricted shares vest ratably over five years and were assigned a fair value of $240,250 based on the market price of our common stock on the date of the grant (August 24, 2009).  The recognition of the related compensation expense for the restricted stock will be approximately $48,000 annually and was $17,000 for the year ended December 31, 2009.  Total remaining compensation expense for these shares will be approximately $233,000, which was arrived at by assigning a fair value of $240,250 based on the market price of our common stock on the date of the grant.  Total unearned compensation expense for these shares as of December 31, 2009, is $240,000 and is included in unearned equity compensation in the accompanying consolidated balance sheet as of December 31, 2009.  The options are not incentive stock options as defined by Section 422 of the Internal Revenue Code and vest ratably over each of the next three years ending August 24, 2012, with a ten-year expiration on August 24, 2019.  The recognition of the related compensation expense on the options will be approximately $148,000 annually and was $49,000 for the year ended December 31, 2009.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock.  As of December 31, 2009, the ESOP owned 44,912 shares of our stock, of which approximately 31,000 shares were pledged to secure the loan.  The remainder of the shares is being allocated on an annual basis to individual accounts of participants as the debt is repaid. In accordance with the requirements of the SOP 93-6, we presented the shares that were pledged as collateral as a deduction of  $438,000 and $478,000 from shareholders’ equity (deficit) as of  December 31, 2009 and 2008, respectively, which is included in unearned equity compensation in the accompanying Consolidated Balance Sheets.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the board compensation committee.  A total of 320,000 shares of common stock have been reserved for issuance under this plan.

Share Repurchase Program

 From time to time in prior years, our board of directors previously had authorized us to repurchase shares of our common stock pursuant to a formal share repurchase program which expired on November 30, 2008.  As of December 31, 2008, we held 106,981 common shares as treasury stock.  Currently, we must seek prior written approval of the FRB under the terms of the written agreement that our holding company entered into with the FRB on June 15, 2009, before repurchasing shares of our common stock.

Return on Average Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2009, 2008 and 2007:

	December 31, 2009	December 31, 2008	December 31, 2007
Return on average assets	(5.35)%	(5.43)%	0.76%
Return on average equity	(170.63)%	(54.01)%	10.89%
Equity to assets ratio	3.13%	10.06%	7.00%

The ratios shown above reflect a net loss for the years ended December 31, 2009 and 2008.  In addition, our return on average equity and equity to assets ratios for the year ended December 31, 2009, reflect the impact of the erosion of our shareholders’ equity to a deficit as of December 31, 2009.  The ratios for the year ended December 31, 2007, reflect the net income earned that year, as well as the positive equity position as of December 31, 2007.

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

As of December 31, 2009 and 2008, we had issued commitments to extend credit of $59.1 million and $145.9 million, respectively, through various types of commercial and consumer lending arrangements, the majority of which are at variable rates of interest.  Standby letters of credit totaled $891,000 and $2,061,000, as of December 31, 2009 and 2008, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.   The effect of these commitments to provide credit on our revenues, expenses, cash flows, liquidity, and capital resources cannot be reasonably predicted because there is no guarantee that the commitments will ever be used.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

We closed our wholesale mortgage division on September 2, 2009 as part of our plan to reduce the size of our balance sheet to improve our capital ratios.  As of December 31, 2009, there were no off-balance sheet commitments for mortgages with locked interest rates that had not yet funded as compared to $49.1 million in commitments as of December 31, 2008.

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

We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   This approach considers the unique funding sources available to each entity, as well as each entity’s capacity to manage through adverse conditions.  This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.     A number of our short-term and long-term liquidity sources have been limited following execution of the consent order with the OCC on April 27, 2009.  Management has prepared forecasts of our available sources of funds, which are primarily retail deposits and liquid unpledged assets on our balance sheet, and our projected uses of funds through December 31, 2010.  We believe that the sources available are sufficient to meet our projected liquidity needs for this time period.

Deposit Strategy

Prior to 2009, our liquidity had decreased over the past several years, primarily as a result of funds needed to support the growth of our loan production offices.  In addition, the demand for retail deposits has increased in recent months due to the tightness of liquidity in current financial markets, which also creates more liquidity risk.  These conditions have challenged us to maximize the various funding options available to us.  Since December 31, 2008, our liquid, unpledged assets have substantially increased as we have executed our strategy to increase our short-term liquidity position.  In April 2009, we raised approximately $150 million of brokered deposits laddered over a one- to two-year time horizon.  This liquidity was raised at a time of great uncertainty for all financial companies in the United States as even the largest banking companies were believed to be on the verge of failure or nationalization.  We have begun aggressively working to reduce our dependency on brokered deposits.  Since April 30, 2009, our brokered deposits have decreased by $124.4 million and were $158.0 million as of December 31, 2009.  During the twelve-month period ending December 31, 2010, $112.0 million of our brokered deposits are scheduled to mature.

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

On May 29, 2009, the FDIC approved a final rule effective January 1, 2010, that amends its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.”  Under this rule, affected depository institutions, such as our bank, are allowed to pay a “national rate” plus 75 basis points, and the FDIC sets and publishes the national rate.  To compute the national rate, the FDIC uses all the data that is available from approximately 8,300 banks and thrifts (and their branches) to determine a national average rate for each deposit product.  Banks that are not “well-capitalized” are limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product.  On December 4, 2009, the FDIC announced that institutions that are less than “well-capitalized” that believe they are operating in an area where rates paid on deposits are higher than the “national rate” could submit a letter to the FDIC to request by December 31, 2009, a determination to that effect.  We requested this determination and received a response from the FDIC that we are not operating in a high-rate area and we began using the FDIC’s national rates beginning March 1, 2010.

We do not know the impact that using these rates will have on our bank.  However, we have historically paid above-average rates locally and, as a result, these restrictions on our interest rates could cause a decrease in both new and existing deposits, which would adversely impact our business, financial condition, and results of operations.

The market for retail deposits in the South Carolina markets, where our branches are located, is very competitive and includes a high proportion of community financial institutions, in addition to larger, money center banks.  As our needs for additional funding have grown over the past several years, we have implemented several different deposit gathering strategies to reduce our reliance on brokered deposits, including building new branches.  Five of our branches have been open for less than three years and we believe these branches have potential for future retail deposit growth.  We have typically paid above-average rates in building the base of deposits for these branches.  This strategy may make us vulnerable to the restriction imposed by the consent order on the level of interest rates that we offer.  We believe that our ability to attract deposits is, in part, a function of our ability to continue to offer rates above the average rates in our markets.  To the extent that we are restricted from offering above-average retail deposit rates, our liquidity may be negatively impacted, possibly materially.

Throughout 2009, we launched several successful retail deposit specials to lessen our current and future dependence on wholesale funding.  These specials have lasted a short period of time, have offered attractive terms for new money to the bank, and produced positive results by increasing market exposure and boosting liquidity.  As a result of the increase in retail and brokered deposits during 2009, our cash and cash equivalents had increased to $66.0 million, or 9.2% of total assets as of December 31, 2009, from $7.7 million or 1.0% of total assets as of December 31, 2008.  From March 1, 2010 through December 31, 2010, we have $383.7 million of maturing time deposits that, if renewed, will reprice at current market rates, which includes $112.0 million of brokered deposits that will not be renewed.

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

Wholesale Funding

Our ability to maintain and expand borrowing capabilities also has served as a source of liquidity in the past.  We have utilized certain nontraditional funding sources as they have been available to us to compensate for this increased liquidity risk.  The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal ALCO meeting:

•
Federal Funds Purchased – funds are purchased from up-stream correspondent financial institutions when the need for overnight funds exists.  These lines are available for short-term funding needs only.  In the past, these lines required no collateral.  However, as a result of our weakened financial condition, we have pledged investment securities as collateral for our available federal funds purchased lines of credit.  These lines of credit are generally somewhat less expensive than longer-term funding options.

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

•
CD Programs – these programs have historically been known as brokered deposits.  Various terms are available, and in considering the various CD program options, management balances our current interest rate risk profile with our liquidity demands.  Because of the agreements currently in place with our regulators, our ability to access brokered deposits through the wholesale funding market is restricted at this time.  In addition, during the first quarter of 2010, we have begun to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

•
Reverse Repurchase Agreements – this source of funds relies on our investment portfolio as collateral in borrowing from an up-stream correspondent.  Reverse repurchase agreements involve overnight borrowings with daily rate changes.  This funding source has become restricted over the past eighteen months due to tightened liquidity in the financial markets.

We have been notified by the FHLB that it will not allow future advances to us or allow us to renew maturing advances while we are operating under our current regulatory enforcement action.  As of December 31, 2009, qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $60.5 million, in addition to securities totaling $8.5 million were pledged as collateral for FHLB advances outstanding of $54.0 million.    A key component in borrowing funds from the FHLB is maintaining good quality collateral to pledge against our advances.  We primarily rely on our existing loan portfolio for this collateral.  We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  We are subject to the FHLB’s credit risk rating system which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system, which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter.  In addition, residential collateral discounts have been recently applied which have further reduced our borrowing capacity.

Due to the consent order we executed with the OCC on April 27, 2009, our ability to access brokered deposits through the wholesale funding market is restricted.  This action restricted our bank’s ability to accept, renew or roll over brokered deposits without being granted a waiver of this prohibition by the FDIC.  Due to our capital classification as of December 31, 2009, we are not eligible to apply for a waiver from the FDIC to accept brokered deposits.  We continue to aggressively work to reduce our dependency on brokered deposits.  Since April 30, 2009, our brokered deposits have decreased by $124.4 million and were $158.0 million as of December 31, 2009.  During the twelve-month period ending December 31, 2010, $112.0 million of brokered deposits are scheduled to mature.

Historically, we had planned to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities as well as nontraditional funding sources.  However, in recent months, the effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted.  In the future, we plan to reduce our reliance on the wholesale funding market for deposits and capitalize on existing and new retail deposit markets through our statewide network of full-service branches. In addition, the bank maintains secured federal funds lines of credit with correspondent banks that totaled $13.0 million and $28.0 million as of December 31, 2009 and 2008, respectively.  Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all of our available funding options, as well as the associated costs.  Our overnight lines historically have been tested at least once each quarter to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent bank.

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

 A comprehensive daily and weekly liquidity analysis serves management as a vital decision-making tool by providing a summary of anticipated changes in loans, investments, core deposits, wholesale funds and construction commitments for capital expenditures.  This internal funding report provides management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks.  This liquidity analysis acts as a cash forecasting tool and is subject to certain assumptions based on past market and customer trends, as well as other information currently available regarding current and future funding options and various indicators of future market and customer behaviors.  Through consideration of the information provided in these reports, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources.

We revised our comprehensive liquidity risk management program during 2009 as required by the consent order with the OCC.  This program assesses our current and projected funding needs to ensure that sufficient funds or access to funds exist to meet those needs.  The program also includes effective methods to achieve and maintain sufficient liquidity and to measure and monitor liquidity risk, including the preparation and submission of liquidity reports on a regular basis to the board of directors and the OCC. The program also contains a contingency funding plan that forecasts funding needs and funding sources under different stress scenarios. This plan details how the bank will comply with the restrictions in the order, including the restriction against brokered deposits, as well as requires reports detailing all funding sources and obligations under best case and worse case scenarios.

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which we are regularly exposed.  Interest rate risk is defined as the potential for loss resulting from adverse changes in the level of interest rates on our net interest income.  Asset liability management is the process by which we manage our interest rate risk, specifically by monitoring and controlling the mix and maturities of our assets and liabilities.  The essential purposes of asset liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize the potentially adverse impact on earnings and capital from changes in market interest rates.  Our ALCO monitors and manages our exposure to interest rate risk through the review of reports prepared by management using a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities).  These simulations provide a test for embedded interest rate risk and take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors.  We give careful attention to our assumptions and have recently implemented a detailed model that interfaces with our core processing system to model the impact of changes in assumptions on individual assets and liabilities.

The results are compared to risk tolerance limits set by ALCO policy.  Our policy specifies that if interest rates were to shift gradually up or down 100 or 200 basis points, estimated net interest income for the subsequent 12 months should change by less than 7% and 15%, respectively.  As of December 31, 2009 and 2008, our estimated net interest income changes were within these guidelines.  The ALCO meets quarterly and consists of members of the board of directors and senior management of the bank.  The ALCO is charged with the responsibility of managing our exposure to interest rate risk by maintaining the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board-approved limits.  The ALCO also reviews and approves interest rate risk and liquidity management programs.

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

We adopted a revised interest rate risk management program during 2009 to comply with the consent order with the OCC. The program establishes adequate management reports on which to base sound interest rate risk management decisions as well as sets the strategic direction and tolerance for interest rate risk. The program also requires tools to measure and monitor performance and the overall interest rate risk profile to be implemented while utilizing competent personnel and setting prudent limits on interest rate risk.

The following table sets forth information regarding our interest rate sensitivity as of December 31, 2009, for each of the time intervals indicated using a static gap analysis.  It is important to note that certain shortcomings are inherent in static gap analysis.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates (dollars in thousands).

	Within three months	After three but within twelve months	After one but within four years	After four years	Total
Interest-earning assets
Federal funds sold and other	$70,597	$-	$-	$-	$70,597
Investment securities	6,640	15,244	45,984	32,980	100,848
Loans	362,968	38,807	124,334	10,013	536,122
Total interest-earning assets	$440,205	$54,051	$170,318	$42,993	$707,567

Interest-bearing liabilities
NOW accounts	$36,386	$-	$-	$-	$36,386
Money market and savings	55,691	-	-	-	55,691
Time deposits	133,751	305,615	75,791	209	515,366
FHLB advances	-	4,052	29,952	20,000	54,004
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$239,231	$309,667	$105,743	$20,209	$674,850

Period gap	$200,974	$(255,616)	$64,575	$22,784
Cumulative gap	$200,974	$(54,642)	$9,933	$32,717
Ratio of cumulative gap to total interest-earning assets	28.40%	-7.72%	1.40%	4.62%

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

As of December 31, 2009, we were liability sensitive over a one-year time frame.  Our goal is to have the net interest margin increase slightly in a rising interest rate environment.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.  Therefore, we also utilize the income simulation method to analyze the expected changes in income in response to changes in interest rates.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

In June 2009, the FASB issued guidance which restructured GAAP and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”).  The new structure is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not includes is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  We do not expect the guidance to have any impact on our financial statements.  The ASC was amended in December 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  We do not expect the guidance to have any impact on our financial position.  An update was issued in December 2009, to include this guidance in the ASC.

An update was issued in October 2009 to provide guidance requiring companies to allocate revenue in multi-element arrangements.  Under this guidance, products or services (deliverables) must be accounted for separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  We do not expect the update to have an impact on our financial statements.

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   We have no plans to issue convertible debt and, therefore, we do not expect the update to have an impact on our financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on our financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on our financial statements.

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

As of December 31, 2009, we were liability sensitive over a one-year time frame.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Based on the testing performed using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the company’s internal control over financial reporting was effective as of December 31, 2009.

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

We have audited the accompanying consolidated balance sheets of First National Bancshares, Inc. and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First National Bancshares, Inc. and subsidiary as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s nonperforming assets have increased to $137.3 million as of December 31, 2009, related primarily to deterioration in the credit quality of its loans collateralized by real estate. Accordingly, the Company has recorded provision for loan losses of $39.7 million and $20.5 million, respectively, for the years ended December 31, 2009 and 2008 and consequently incurred significant losses each year. As a result, the Company’s subsidiary bank (Bank) is significantly undercapitalized under regulatory capital guidelines and during 2009, the Bank entered into a consent order regulatory enforcement action with its primary regulator, the Office of the Comptroller of the Currency.  The consent order requires management to take a number of actions, including, among other things, reducing the level of nonperforming assets and increasing and maintaining its capital levels at amounts in excess of the Bank’s current capital levels.    The uncertainty of the Company’s ability to replenish its capital raises substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management's plans in regard to these matters are described in Note 2.

We were not engaged to examine management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Report on Internal Controls Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina
March 9, 2010

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2009 and 2008
(dollars in thousands)

	2009	2008
Assets
Cash and cash equivalents	$65,968	$7,700
Securities available for sale	99,112	81,662
Loans, net of allowance for loan losses of $25,408 and $23,033, respectively	511,753	669,843
Mortgage loans held for sale	-	16,411
Other real estate	9,315	6,510
Premises and equipment, net	8,120	7,620
Other nonmarketable equity securities	6,818	7,935
Income tax receivable	4,124	301
Deferred tax asset	3,863	5,412
Bank owned life insurance	3,245	3,130
Other	5,371	6,218
Total assets	$717,689	$812,742

Liabilities and Shareholders' Equity (Deficit)
Liabilities:
Deposits
Noninterest-bearing	$34,172	$39,088
Interest-bearing	607,319	607,761
Total deposits	641,491	646,849
FHLB advances	54,004	86,363
Federal funds purchased and other short-term borrowings	-	11,873
Junior subordinated debentures	13,403	13,403
Long-term debt	9,641	9,500
Accrued expenses and other liabilities	3,308	4,130
Total liabilities	721,847	772,118

Commitments and contingencies - Notes 2, 7, 19, 20

Shareholders' equity (deficit):
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized;	5	7
520,600 and 720,000 shares issued and outstanding, respectively
Common stock, par value $0.01 per share, 100,000,000 shares authorized;	78	64
7,685,340 and 6,296,698 shares issued and outstanding, respectively, net of treasury shares
Treasury stock, 106,981 shares for each period, respectively, at cost	(1,131)	(1,131)
Unearned equity compensation	(678)	(478)
Additional paid-in capital and warrants	84,259	83,401
Retained deficit	(85,545)	(41,807)
Accumulated other comprehensive income (loss)	(1,146)	568
Total shareholders' equity (deficit)	(4,158)	40,624

Total liabilities and shareholders' equity (deficit)	$717,689	$812,742

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations

For the Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands, except share data)

	2009	2008	2007
Interest income:
Loans	$29,251	$41,604	$36,329
Taxable securities	2,825	2,727	2,672
Nontaxable securities	504	750	621
Federal funds sold and other	327	306	346
Total interest income	32,907	45,387	39,968

Interest expense:
Deposits	17,082	22,039	18,872
FHLB advances	2,071	2,060	1,957
Long-term debt	594	208	-
Junior subordinated debentures	424	740	1,025
Federal funds purchased and other short-term borrowings	15	332	611
Total interest expense	20,186	25,379	22,465

Net interest income	12,721	20,008	17,503

Provision for loan losses	39,712	20,460	1,396

Net interest income (expense) after provision for loan losses	(26,991)	(452)	16,107

Noninterest income:
Gain on sale of securities available for sale, net	1,758	207	117
Service charges and fees on deposit accounts	1,751	1,766	1,270
Mortgage banking income	1,453	2,251	1,858
Service charges and fees on loans	454	430	356
Gain (loss) on sale of other real estate owned	(338)	11	-
Other	274	355	550
Total noninterest income	5,352	5,020	4,151

Noninterest expense:
Salaries and employee benefits	10,524	11,429	7,876
FDIC insurance premiums	3,365	529	331
Occupancy and equipment expense	3,232	3,375	2,030
Professional fees	1,396	589	513
Data processing and ATM expense	1,211	1,303	702
Other real estate owned expense	838	1,757	31
Telephone and supplies	621	675	426
Loan related expenses	408	733	653
Public relations	481	534	409
Goodwill impairment	-	28,732	-
Other	1,823	1,993	1,188
Total noninterest expense	23,899	51,649	14,159

Net income (loss) before income taxes	(45,538)	(47,081)	6,099
Income tax expense (benefit)	(1,800)	(2,234)	2,039
Net income (loss)	(43,738)	(44,847)	4,060
Cash dividends declared on preferred stock	-	1,305	626
Net income (loss) available to common shareholders	$(43,738)	$(46,152)	$3,434

Net income (loss) per common share
Basic	$(6.61)	$(7.56)	$0.93
Diluted	$(6.61)	$(7.56)	$0.84
Weighted average common shares outstanding
Basic	6,620,762	6,101,656	3,696,464
Diluted	6,620,762	6,101,656	4,847,045

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

										Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Unearned	Additional	Retained	Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Equity Compensation	PaidIn Capital and Warrants	Earnings (Deficit)	Comprehensive Income (Loss)	Shareholders' Equity

Balance, December 31, 2006	-	$-	3,700,439	$37	-	$-	$(558)	$26,906	$1,071	$(466)	$26,990

Grant of employee stock options	-	-		-	-	-	-	91	-	-	91
Proceeds from exercise of employee stock options/director stock warrants	-	-	38,704	-	-	-	-	182	-	-	182
Adjustment to 7% stock dividend, reflected in December 31, 2006 balance	-	-	(414)	-	-	-	-	97	(97)	-	-
Cash paid in lieu of fractional shares with the 7% stock dividend	-	-	-	-	-	-	-	(7)	-	-	(7)
Proceeds from issuance of noncumulative perpetual preferred stock,
net of $1,450 offering costs	720,000	7	-	-	-	-	-	16,543	-	-	16,550
Shares repurchased pursuant to share repurchase program	-	-	-	-	(13,781)	(224)	-	-	-	-	(224)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(626)	-	(626)
Allocation of ESOP shares	-	-	-	-	-	-	40	(3)	-	-	37
Comprehensive income:
Net income	-	-	-	-	-	-	-	-	4,060	-	4,060
Change in net unrealized gain (loss) on securities available for sale,
net of income tax of $259	-	-	-	-	-	-	-	-	-	580	580
Reclassification adjustment for gains included in net income,
net of income tax of $40	-	-	-	-	-	-	-	-	-	(77)	(77)
Total comprehensive income	-	-	-	-	-	-	-	-	-	-	4,563

Balance, December 31, 2007	720,000	$7	3,738,729	$37	(13,781)	$(224)	$(518)	$43,809	$4,408	$37	$47,556

Shares issued pursuant to acquisition	-	-	2,663,674	27	-	-	-	39,513	-	-	39,540
Grant of employee stock options	-	-	-	-	-	-	-	104	-	-	104
Proceeds from exercise of employee stock options	-	-	1,276	-	-	-	-	9	-	-	9
Cumulative adjustment for change in accounting for
post retirement benefit obligation	-	-	-	-	-	-	-	-	(63)	-	(63)
Shares repurchased pursuant to share repurchase program	-	-	-	-	(93,200)	(907)	-	-	-	-	(907)
Cash dividends declared on preferred stock	-	-	-	-	-	-	-	-	(1,305)	-	(1,305)
Allocation of ESOP shares	-	-	-	-	-	-	40	(34)	-	-	6
Comprehensive income (loss):
Net loss	-	-	-	-	-	-	-	-	(44,847)	-	(44,847)
Change in net unrealized gain on securities available for sale,
net of income tax of $344	-	-	-	-	-	-	-	-	-	668	668
Reclassification adjustment for gains included in net income,
net of income tax of $70	-	-	-	-	-	-	-	-	-	(137)	(137)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(44,316)

Balance, December 31, 2008	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(478)	$83,401	$(41,807)	$568	$40,624

Conversion of preferred shares into common shares	(199,400)	(2)	588,142	6	-	-	-	(4)	-	-	-
Grant of employee stock options	-	-	-	-	-	-	-	117	-	-	117
Proceeds from sale of common stock	-	-	550,500	6	-	-	-	357	-	-	363
Warrants issued in connection with sale of common stock	-	-	-	-	-	-	-	188	-	-	188
Grant of restricted stock	-	-	250,000	2	-	-	(240)	238	-	-	-
Allocation of ESOP shares	-	-	-	-	-	-	40	(38)	-	-	2
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(43,738)	-	(43,738)
Change in net unrealized gain on securities available for sale,
net of income tax of $286	-	-	-	-	-	-	-	-	-	(554)	(554)
Reclassification adjustment for gains included in net income,
net of income tax of $598	-	-	-	-	-	-	-	-	-	(1,160)	(1,160)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(45,452)

Balance, December 31, 2009	520,600	$5	7,792,321	$78	(106,981)	$(1,131)	$(678)	$84,259	$(85,545)	$(1,146)	$(4,158)

All share amounts reflect the 7% stock dividend distributed on March 30, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(43,738)	$(44,847)	$4,060
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Provision for loan losses	39,712	20,460	1,396
Provision for deferred income tax expense (benefit)	632	(2,123)	(365)
Depreciation	781	738	545
Amortization (accretion) of purchase accounting adjustments, net	247	(523)	-
Amortization (accretion) of securities discounts and premiums, net	40	(71)	(82)
Gain on sale of securities available for sale, net	(1,758)	(207)	(117)
Writedown on other real estate owned	1,762	-	-
Gain on sale of guaranteed portion of SBA loans	-	(141)	(201)
Loss (gain) on sale of other real estate owned	338	(11)	-
Valuation adjustment on nonmarketable debt and equity securities	367	-	-
Loss on sale of premises and equipment	-	-	260
Provision for impairment of goodwill	-	28,732	-
Origination of residential mortgage loans held for sale	(173,999)	(317,996)	(261,780)
Proceeds from sale of residential mortgage loans held for sale	190,410	320,947	242,372
Compensation expense under equity compensation programs	117	104	91
Allocation of ESOP shares	2	6	37
Changes in prepaid and accrued amounts:
Prepaid expenses and other assets	(1,538)	(3,702)	(3,350)
Accrued expenses and other liabilities	(822)	(1,624)	(296)
Net cash provided by (used in) operating activities	12,553	(258)	(17,430)

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	23,606	19,668	11,299
Proceeds from sales of securities available for sale	90,241	14,543	10,490
Purchases of securities available for sale	(132,176)	(44,260)	(27,984)
Proceeds from sale of guaranteed portion of SBA loans	-	4,322	3,774
Proceeds from sale of other real estate owned	6,518	918	-
Loan repayments (originations), net of disbursements/principal collections	106,955	(22,269)	(98,932)
Net purchases of premises and equipment	(1,281)	(3,862)	(5,842)
Proceeds from the sale of premises and equipment	-	-	8,969
Redemption (purchase) of FHLB and other stock	750	(3,478)	(729)
Acquisition, net of funds received	-	(6,462)	-
Net cash provided by (used in) investing activities	94,613	(40,880)	(98,955)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	551	-	-
Dividends paid on preferred stock	-	(1,305)	(626)
Increase in FHLB advances	23,725	161,873	21,000
Repayment of FHLB advances	(56,084)	(117,200)	(16,786)
Net increase (decrease) in federal funds purchased and other short-term borrowings	(11,873)	495	1,390
Proceeds from the issuance of long-term debt	141	9,500	-
Proceeds from issuance of preferred stock, net of offering expenses	-	-	16,550
Shares repurchased pursuant to share repurchase program	-	(907)	(224)
Proceeds from exercise of employee stock options/director stock warrants	-	9	182
Cash paid in lieu of fractional shares for stock dividend	-	-	(7)
Net increase (decrease) in deposits	(5,358)	(12,053)	95,127
Net cash provided by (used in) financing activities	(48,898)	40,412	116,606

Net increase (decrease) in cash and cash equivalents	58,268	(726)	221

Cash and cash equivalents, beginning of year	7,700	8,426	8,205
Cash and cash equivalents, end of year	$65,968	$7,700	$8,426

The accompanying notes are an integral part of these consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities

Business Activity

First National Bancshares, Inc.

First National Bancshares, Inc., referred to herein as the “Company” or “First National,”  was organized as a South Carolina corporation in 1999 to serve as the holding company for First National Bank of the South, a national banking association, referred to herein as the "Bank." The Bank currently maintains its corporate headquarters in Spartanburg, South Carolina, and a network of full-service branches in select markets across the state.  The Company has been adversely affected by the recent collapse of the market economy, and its bank subsidiary is significantly undercapitalized, primarily as a result of its increased provisions for loan losses during 2008 and 2009.

The Company’s assets consist primarily of its investment in the Bank, and its primary activities are conducted through the Bank.  As of December 31, 2009, its consolidated total assets were $717.7 million, its consolidated total loans were $537.2 million, its consolidated total deposits were $641.5 million, and its total shareholders’ deficit was approximately $4.2 million.

The Company’s net income or loss is dependent primarily on its net interest income or loss, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  The Company’s net income or loss is also affected by its noninterest income, derived principally from service charges and fees on deposit accounts and fees earned upon the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs.  In addition, the provision the Company records for loan losses to maintain an adequate allowance for loan losses significantly contributed to the losses incurred during 2008 and 2009.

The Company’s operations are also significantly affected by prevailing economic conditions, competition, and the monetary, fiscal, and regulatory policies of governmental agencies. Lending activities are influenced by a number of factors, including the general credit needs of individuals and small and medium-sized businesses in its market areas, competition among lenders, the level of interest rates, and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market interest rates (primarily the rates paid on competing investments), account maturities, and the levels of personal income and savings in its market areas.

As part of the Company’s previous strategic plan for growth and expansion, it executed the acquisition of Carolina National Corporation (“Carolina National”) effective January 31, 2008, (the “Merger”).  Through the Merger, Carolina National’s wholly-owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National and, as of the close of business on February 18, 2008, was merged with and into the Bank.  On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

First National Bank of the South

First National Bank of the South is a national banking association with its principal executive offices in Spartanburg, South Carolina. The Bank is primarily engaged in the business of accepting deposits insured by the Federal Deposit Insurance Corporation (“FDIC”) and providing commercial, consumer, and mortgage loans to the general public. It operates under a traditional community banking model and offers a variety of services and products to consumers and small businesses.  It commenced banking operations in March 2000 in Spartanburg, South Carolina, where it operates its corporate headquarters and three full-service branches.

The Bank relies on its statewide branch network as a vehicle to deliver products and services to the customers in its markets throughout South Carolina.  While it offers traditional banking products and services to cater to its customers and generate noninterest income, it also provides a variety of unique options to complement its core business features.  Combining these options with standard features allows it to maximize its appeal to a broad customer base while capitalizing on noninterest income potential.  The Bank has offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company (“Colonial Trust”), a South Carolina private trust company established in 1913.    Through a more recent alliance with WorkLife Financial, it offers business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services through a fee-based residual income arrangement.  In addition, it earns income through the origination and sale of residential mortgages.  Management believes that each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance the Bank’s financial position with noninterest income, as management believes they are less directly impacted by current economic challenges.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities – (continued)

Since 2003, the Company has expanded into four additional markets in South Carolina.  In 2004, the Bank opened its first full-service branch in South Carolina’s coastal region in Mount Pleasant and in 2007 opened its market headquarters in downtown Charleston.  Also in 2007, it opened two full-service branches in the Greenville market in the upstate region of South Carolina.  On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South.  In July 2008, First National opened its fifth full-service branch in the Midlands region in Lexington.  In May of 2009, it opened its first full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

Basis of Presentation—In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured GAAP and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The accompanying consolidated financial statements include all of the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company owns the common securities of FNSC Capital Trust I, FNSC Capital Trust II and FNSC Statutory Trust III, which are not consolidated in these financial statements due to the application of FASB ASC under FASB ASC 810, “Consolidation.”  The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices in the banking industry.

Use of Estimates—The consolidated financial statements are prepared in conformity with GAAP which requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements.  In addition, they affect the reported amounts of income and expense during the reporting period.  Actual results could differ from these estimates.

Concentration of Credit Risk—The Company, through the Bank, offers a variety of lending services to individuals and small- to mid-sized businesses for various personal and commercial purposes in Spartanburg, Greenville, Charleston, Richland, Lexington and York Counties in South Carolina.  The Bank has a diversified loan portfolio and its loan portfolio is not dependent on any specific economic segment.  The Bank regularly monitors its credit concentrations based on loan purpose, industry and customer base.  As of December 31, 2009, management has determined that the Company has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.

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

As of December 31, 2009, management has determined that the Company also has a concentration of non-1-to-4-family residential loans that exceed supervisory limits for loan to value ratios.  This segment of loans is generally described as the “commercial basket” and may not exceed thirty percent of total regulatory capital.  The commercial basket totaled $43.3 million as of December 31, 2009, representing 175.0% of regulatory capital and 8.1% of loans, net of unearned income, which was not in compliance with the regulatory guidelines.  As of December 31, 2008, the commercial basket totaled $42.3 million, representing 55.0% of total regulatory capital and 6.0% of loans, net of unearned income, which was also not in compliance with the regulatory guidelines.

Cash and cash equivalents—The Company considers all highly-liquid investments with maturity of three months or less to be cash equivalents.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities – (continued)

Investment Securities— Management classifies securities at the time of purchase into one of the following three categories:  (1) Securities Held to Maturity—securities which the Company has the positive intent and ability to hold to maturity, which are reported at amortized cost; (2) Trading Securities —securities that are bought and held principally for the purpose of selling them in the near future, which are reported at fair value with unrealized gains and losses included in earnings; and (3) Securities Available for Sale—securities that may be sold under certain conditions, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity as accumulated other comprehensive income or loss.  The amortization of premiums and accretion of discounts on investment securities are recorded as adjustments to interest income.  Gains or losses on sales of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Unrealized losses on securities, reflecting a decline in value or impairment judged by the Company to be other than temporary, are charged to earnings in the Consolidated Statements of Operations.

The Company’s investment portfolio consists principally of obligations of the United Sates, its agencies or its corporations and general obligation municipal securities.  In management’s opinion, there is no concentration of credit risk in its investment portfolio.  The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions.  Management believes that the credit risk associated with its correspondent accounts is not significant.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

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

The Bank also has originated loans to small businesses under various U.S. government loan programs.  Deferred gains on the sale of the guaranteed portion of Small Business Administration loans are amortized over the lives of the underlying loans using the interest method.  Excess servicing is recognized as an asset and is amortized in proportion to and over the period of the estimated net servicing income and is subject to periodic assessment.  Excess servicing as of December 31, 2009 and 2008, of $131,000 and $242,000, respectively, is included in the balance sheet caption “Other.”  The guaranteed amount of loans sold to the Small Business Administration serviced by the Company was approximately $19.4 million and $21.5 million as of December 31, 2009 and 2008, respectively.

Mortgage Loans Held for Sale—Mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  On September 2, 2009, the Company closed its wholesale mortgage lending division and had funded all outstanding rate lock commitments as of September 30, 2009, as part of its strategy to reduce the size of the Company’s balance sheet and improve its capital ratios.  Net unrealized losses were historically provided for in a valuation allowance by charges to operations.  The Company obtained commitments from the secondary market investors prior to closing of the loans; therefore, no gains or losses were recognized when the loans were sold.  The Company receives origination fees from the secondary market investors.  As of December 31, 2009, there were no residential mortgage loans held for sale.  As of December 31, 2008, residential mortgage loans held for sale totaling $16.4 million are reflected as “Mortgage loans held for sale” on the Consolidated Balance Sheets.

Impairment of Loans—A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the terms of the original loan agreement.  Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the underlying collateral.  All cash receipts on impaired loans are applied to principal until such time as the principal is brought current.  After principal has been satisfied, future cash receipts are applied to interest income, to the extent that any interest has been foregone.  The Bank determines which loans are impaired through a loan review process.

Other Real Estate Owned—Other real estate owned consists of property acquired through foreclosure and is reflected on the face of the accompanying Consolidated Balance Sheets.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans ot other real estate owned to give the Bank the ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  Management regularly evaluates the carrying balance of the Bank’s other real estate owned and may record additional writedowns in the future after review of a number of factors including, among them, collateral values and general market conditions in the area surrounding the properties.  The carrying value of these assets is believe to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.  Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well established loan monitoring and review process.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities – (continued)

	December 31,
	2009	2008
Balance, beginning of the year	$6,510	$2,320
Additions	11,422	7,441
Sales	(6,855)	(907)
Writedowns	(1,762)	(2,344)
Balance, end of the year	$9,315	$6,510

Allowance for Loan Losses— The allowance for loan losses represents an amount that the Company believes will be adequate to absorb probable losses on existing loans that may become uncollectible.  Assessing the adequacy of the allowance for loan losses is a process that requires considerable judgment.  Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectability of loans, including consideration of factors such as the balance of impaired loans; the quality, mix and size of the overall loan portfolio; economic conditions that may affect the borrower’s ability to repay; the amount and quality of collateral securing the loans; the Bank’s historical loan loss experience; and a review of specific problem loans. Management’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions, which are believed to be reasonable, but which may or may not prove to be accurate.  In assessing adequacy, management relies predominantly on its ongoing review of the loan portfolio, which is undertaken both to determine whether there are probable losses that must be charged off and to assess the risk characteristics of the aggregate portfolio.  The amount of the allowance is adjusted periodically based on changing circumstances as a component of the provision for loan losses. Recognized losses are charged against the allowance and subsequent recoveries are added back to the allowance.  Loan impairments that are likely to be realized on collateral-dependent impaired loans are charged off at the time the estimated credit loss is determined.

Management calculates the allowance for loan losses for specific types of loans (historically excluding mortgage loans held for sale) and evaluates the adequacy on an overall portfolio basis utilizing the Bank’s credit grading system which is applied to each loan.  The estimates of the reserves needed for each component of the portfolio are combined, including loans analyzed on a pool basis and loans analyzed individually.  Certain nonperforming loans are individually assessed for impairment and assigned a specific reserve.  All other loans are evaluated based on quantitative and qualitative risk factors and are assigned a general reserve.

Management analyzes individual loans within the portfolio and makes allocations to the allowance based on historical percentages within the loan portfolio, as well as on each individual loan’s specific factors and other circumstances that affect the collectability of the credit.  Significant individual credits classified as special mention, substandard or doubtful within the Bank’s credit grading system that are determined to be impaired require both individual analysis and specific allocation.

Loans in the substandard category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action such as declining or negative earnings trends and declining or inadequate liquidity.  Loans in the doubtful category exhibit the same weaknesses found in the substandard category; however, the weaknesses are more pronounced.  These loans, however, are not yet rated as loss because certain events may occur which could salvage the debt such as injection of capital, alternative financing, or liquidation of assets.

The general reserve is calculated based on a percentage allocation for each of the categories of the following unclassified loan types: real estate, commercial, SBA, consumer, A&D/construction and residential mortgage.  A percentage allocation is also assigned to the loans classified as special mention, substandard and doubtful that are not impaired or are under $250,000 and impaired.  Historical trend loss factors are applied to each category and may adjust these percentages for qualitative or environmental factors, as discussed below.  The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

Management maintains a general unallocated reserve in accordance with December 2006 regulatory interagency guidance in its assessment of the loan loss allowance. This general unallocated reserve considers qualitative or environmental factors that are likely to cause estimated credit losses including, but not limited to: changes in delinquent loan trends, trends in risk grades and net chargeoffs, concentrations of credit, trends in the nature and volume of the loan portfolio, general and local economic trends, collateral valuations, the experience and depth of lending management and staff, lending policies and procedures, the quality of loan review systems, and other external factors.  Please see Note 7 – Loans for specifics on the Bank’s actual loan loss figures.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities – (continued)

Loan Fees—Loan origination fees and direct costs of loan originations are deferred and recognized as an adjustment of yield by the interest method based on the contractual terms of the loan.  Loan commitment fees are deferred and recognized as an adjustment of yield over the related loan’s life, or if the commitment expires unexercised, recognized in income upon expiration.

Goodwill and Other Intangible Assets—The Company historically accounted for goodwill in accordance with the criteria defined in the Business Combinations Topic of the FASB ASC.  The Company recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of the annual testing of goodwill for impairment as required by accounting standards.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity; our initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, the second step of the analysis was required to be performed to determine the amount of the impairment.  The Company prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, it was determined that no amount of the net asset value could be allocated to goodwill and the Company recorded the impairment to the goodwill balance as a noncash accounting charge to earnings in 2008.

Off-Balance Sheet Commitments—In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of legally binding commitments to extend credit and letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Premises and Equipment—Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization, computed principally by the straight line method over the estimated useful lives of the assets as follows:  building, 40 years; furniture and fixtures, 7 to 10 years; and computer hardware and software, 3 to 5 years.  Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful life of the asset or the term of the operating lease.  Additions to premises and equipment and major replacements and betterments are added at cost.  Maintenance, repairs and minor replacements are included in operating expense.  When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Statements of Operations as part of “Other noninterest income.”

Income Taxes—Income taxes are accounted for in accordance with guidance under the asset and liability FASB ASC, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established to reduce deferred tax assets if it is determined to be “more likely than not” that all or some portion of the potential deferred tax asset will not be realized.  As of December 31, 2009, the Company provided a valuation allowance for a portion of the net deferred tax asset due to going concern issues further described in Note 2.

In June 2006, the FASB issued guidance, “Income Taxes”, to clarify the accounting and disclosure for uncertainty in tax positions which seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company implemented this standard as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded for any year presented. In addition, the Company did not record a related cumulative effect adjustment.

Reclassifications—Certain prior year amounts have been reclassified to conform with the current year presentation.  These reclassifications have no effect on previously reported shareholders’ equity or net income (loss).  Share and per share data reflect the 3 for 2 stock split distributed on January 18, 2006, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007, as discussed below under Net Income (Loss) Per Share.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities – (continued)

Net Income (Loss) Per Share—Basic income (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to its convertible preferred stock and to outstanding stock options, and are determined using the treasury stock method.

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss), as reported	$(43,738)	$(43,738)	$(44,847)	$(44,847)	$4,060	$4,060
Preferred stock dividends declared	-	-	1,305	1,305	626	-

Net income (loss) available to common shareholders	$(43,738)	$(43,738)	$(46,152)	$(46,152)	$3,434	$4,060

Weighted average common shares outstanding	6,620,672	6,620,672	6,101,656	6,101,656	3,696,464	3,696,464

Effect of dilutive securities:
Stock options and warrants	-	-	-	-	-	657,328
Noncumulative convertible perpetual preferred stock	-	-	-	-	-	493,253

Weighted average common shares outstanding	6,620,672	6,620,672	6,101,656	6,101,656	3,696,464	4,847,045

Net income (loss) per common share	$(6.61)	$(6.61)	$(7.56)	$(7.56)	$0.93	$0.84

Note:

For the years ended December 31, 2009 and 2008, the Company recognized a loss available to common shareholders rather than net income.  In this scenario, diluted loss per common share equals basic loss per share because additional shares would be anti-dilutive.

For the years ended December 31, 2009 and 2008, the conversion of stock options and warrants and of noncumulative convertible perpetual preferred stock shares would have been anti-dilutive to net income (loss) per diluted share.  In these scenarios, diluted loss per share equals basic loss per share.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income per common share.  Dilutive common shares arise from the potentially dilutive effect of outstanding stock options and warrants, as well as the potential conversion of convertible perpetual preferred stock.  In order to arrive at net income (loss) available to common shareholders, net income (loss) has been reduced by the amount of preferred stock dividends declared for that period.  This approach reflects the preferred stock dividend as if it were an expense so that its impact to the common shareholder is not obscured by its inclusion in retained earnings.  However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted earnings (loss) per share for that period equals basic earnings (loss) per common share.  The average diluted shares have been computed utilizing the “treasury stock” method.  The weighted average shares outstanding exclude average common shares of treasury stock purchased through the Company’s share repurchase program of 106,981 and 93,200, for the twelve months ended December 31, 2009 and 2008, respectively.

Comprehensive Income (Loss)—Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Recently Issued Accounting Pronouncements—The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December 2009, to include this guidance.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 1—Summary of Significant Accounting Policies and Activities – (continued)

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December 2009, to include this guidance in the ASC.

In October 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company currently has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2—Regulatory Matters and Going Concern Considerations

Consent Order and Written Agreement

Due to the Bank’s financial condition, the Office of the Comptroller of the Currency (“OCC”) required that the Bank’s Board of Directors sign a formal enforcement action (“Consent Order”) with the OCC which conveys specific actions needed to address certain findings from their examination and to address the Bank’s current financial condition.  The Bank entered into a Consent Order with the OCC on April 27, 2009, which contains a list of strict requirements ranging from a capital directive, which requires it to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which it is subject to limitations on the maximum interest rates it can pay on deposit accounts.

In addition, the Consent Order required the Bank to develop by July 26, 2009, a three-year capital plan, which includes, among other things, specific plans for maintaining adequate capital, a discussion of the sources and timing of additional capital, as well as contingency plans for alternative sources of capital. The Consent Order also required the Bank to develop by July 26, 2009, a strategic plan covering at least a three-year period, which among other things, included a specific description of the strategic goals and objectives to be achieved, the targeted markets, the specific bank personnel who are responsible and accountable for the plan, and a description of systems to monitor our progress.

The Consent Order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve its asset quality as well as routine reporting on its progress toward compliance with the Consent Order to the Board of Directors and the OCC.  As a result of the terms of the executed Consent Order, the Bank is no longer deemed “well-capitalized,” regardless of its capital levels.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 2—Regulatory Matters and Going Concern Considerations – (continued)

The Federal Reserve Bank of Richmond (the “FRB”) required the Company to enter into a written agreement on June 15, 2009, which contains provisions similar to the articles in the Bank’s Consent Order with the OCC.  The Bank and the Company are continuing their efforts to comply with the requirements of these two enforcement actions in accordance with the applicable prescribed deadlines and have submitted all materials requested in a timely manner.  On July 30, 2009, under the terms of the written agreement that the Company entered into with the FRB, the Company’s board submitted a capital plan to the FRB.  On October 5, 2009, the Company resubmitted its capital plan to the FRB to reflect the changes incorporated in the revised capital plan submitted to the OCC on September 28, 2009.  The Company is working with the regulators and responding to feedback on the capital plan and will adopt the written plan within 10 days of its approval by the FRB.

The Consent Order with the OCC also requires the establishment of certain plans and programs.  The Bank’s compliance committee   monitors and coordinates compliance with the Consent Order.  The committee consists of five members of its board of directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the Consent Order.

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

•
revised, by June 26, 2009, its loan policy, and created a commercial real estate concentration management program.  The Bank also established a new loan review program to ensure the timely and independent identification of problem loans and  modified  its existing program for the maintenance of an adequate allowance for loan and lease losses;

•
took immediate and continuing action to protect the Bank’s interest in certain assets identified by the OCC or any other bank examiner and developed a criticized assets report covering the entire credit relationship with respect to such assets;

•
developed, by July 26, 2009, an independent appraisal review and analysis process to ensure that appraisals conform to appraisal standards and regulations, and has put in place a procedure to order, within 30 days following any event that triggers an appraisal analysis, a current independent appraisal or updated appraisal on loans secured by certain properties;

•	developed, by May 27, 2009, a revised other real estate owned program to ensure that the other real estate owned properties are managed in accordance with certain applicable banking regulations; and

•	ensured that the Bank has competent management in place on a full-time basis to carry out the board’s policies and operate the Bank in a safe and sound manner.

On July 24, 2009, the Bank’s board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the order.  The order also required the Bank to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009.  The Bank has been working on efforts to achieve the capital levels imposed under the Consent Order. However, it did not achieve these minimum capital levels by August 25, 2009, the deadline specified in the Consent Order.  On September 28, 2009, the Bank resubmitted its capital plan and strategic plan to incorporate recent developments in its business strategy and the impact of the change in its president and CEO on operations.  The Bank is working with the OCC and responding to feedback on the capital plan and strategic plan.  Once it receives the OCC’s written determination of no supervisory objection, the Bank’s Board of Directors will adopt and implement the plans.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 2—Regulatory Matters and Going Concern Considerations – (continued)

The Bank’s board submitted a Capital Restoration Plan (“CRP”) to the OCC on September 28, 2009 due to its undercapitalized status based on its June 30, 2009 regulatory report of condition and income.  The CRP addresses, among other things, the steps management will take to cause the Bank’s capital levels to return to the minimum level to be adequately capitalized. Management also submitted with the CRP a written guarantee from the Company that the Bank will comply with the terms of the CRP until it has been adequately capitalized on average during each of four consecutive calendar quarters.  As part of the guarantee, the Company provided assurances of the Bank’s performance and also provided assurances that the Company will fulfill any commitments to raise capital made in the CRP.  Such a guarantee would have a priority over most of the other creditors of the holding company, including the holders of the trust preferred securities and common and preferred shareholders.

Overall, the Bank is significantly undercapitalized and must increase its capital or it may face further regulatory action. If the Bank does not obtain additional capital or sell assets to reduce the size of its balance sheet to a level which can be supported by its capital levels, it will not meet the capital minimums set forth in the Consent Order.  Failure to meet the minimum ratios set forth in the Consent Order could result in regulators taking additional enforcement actions against the Bank.  Its ability to raise capital is contingent on the current capital markets and on its financial performance.  Available capital markets are not currently favorable, and management cannot be certain of the Company’s ability to raise capital on any terms.

Going Concern

The going concern assumption is a fundamental principle in the preparation of financial statements.  It is the responsibility of management to assess the Company’s ability to continue as a going concern.  In assessing this assumption, the Company has taken into account all available information about the foreseeable future, which is at least, but is not limited to, twelve months from the balance sheet date of December 31, 2009.

Prior to incurring net losses in 2008 and 2009, primarily due to significant increases in the provision for loan losses the Company had a history of profitable operations.  However, the Bank’s financial condition has suffered during 2008 and 2009 from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.

As a result of management’s assessment of the Company’s ability to continue as a going concern, the Company has prepared the accompanying consolidated financial statements as of December 31, 2009 and 2008, on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result should it be unable to continue as a going concern.  In performing this assessment, management evaluated a number of factors including liquidity, capital, and profitability that affect the Company’s ability to continue in operation.

Liquidity

The Company and the Bank operate in a highly-regulated industry and must plan for the liquidity needs of each entity separately.   A variety of sources of liquidity are available to the Bank to meet its short-term and long-term funding needs.  Although a number of these sources have been limited or are no longer available following execution of the Consent Order with the OCC, management has prepared forecasts of these sources of funds and the Bank’s projected uses of funds during 2010 and believes that the sources available are sufficient to meet the Bank’s projected liquidity needs for this period.  However, it is unclear at this point what impact, if any, the limitations on interest rates included in the Consent Order will have on the Company’s continued ability to maintain adequate liquidity. (See Note 10- Deposits, Note 11 – Lines of Credit, and Note 12 – FHLB Advances for complete description of funding sources and limitations.)

Management has taken a number of actions to increase its short-term liquidity position to meet the Company’s projected liquidity needs during this timeframe, with liquid, unpledged assets of $117.9 million as of December 31, 2009.  In addition, management believes that upon completion of a successful capital raise during 2010, a number of the funding sources which were limited following the Consent Order will again become available to the Bank to meet its funding needs.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 2—Regulatory Matters and Going Concern Considerations – (continued)

Capital

Management is diligently continuing to work with its financial and professional advisors to seek qualified sources of outside capital as well as to evaluate opportunities to further reduce the size of the Bank’s balance sheet by selling assets. Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow it to raise its capital ratios to the minimums set forth in the Consent Order with the OCC.  As part of the capital plans submitted to the OCC and the FRB, the Company and the Bank are pursuing a number of strategic options, including a combination of capital raises and the sale of certain of the Bank’s assets to improve the Bank’s capital position.  As previously disclosed, in August 2009, the Bank’s directors purchased 550,500 shares of common stock and 137,625 warrants in a private placement offering, for a collective investment of $550,500.  In addition, since December 31, 2008, the size of the Company’s balance sheet has decreased, primarily due to a reduction of loans held for investment of approximately $155.7 million.  Such reduction resulted primarily from loan payoffs.  There can be no assurances as to when or whether the negotiation of a sale of any assets will be successful. See Note 15 – Regulatory Capital Requirements for specific details regarding the amounts of additional capital needed to satisfy the minimum capital requirements in the Consent Order.

The Company relies on dividends from the Bank as its primary source of liquidity.  The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company to meet its obligations, including paying dividends.   In addition, the terms of the Consent Order further limit the Bank's ability to pay dividends to the Company to satisfy its funding needs.  As part of the Merger the Company had entered into a loan agreement in December 2007 with a correspondent bank for a line of credit to finance a portion of the cash paid in the transaction and to fund operating expenses of the Company including interest and dividend payments on its trust preferred securities and noncumulative preferred stock.  The Company pledged all of the stock of the Bank as collateral for the line of credit which had an outstanding balance of $9.6 million as of December 31, 2009.

Due to the Bank’s increased level of nonperforming assets and the Company’s reduced profitability, the Company previously was not in compliance with several of the covenants relating to profitability and asset quality on this line of credit as of December 31, 2008.  On January 7, 2010, the Company announced that it had reached an agreement to modify this loan agreement.  The modifications to the loan agreement cure the existing covenant violations. In addition, we have agreed, subject to regulatory approval, to pay $3.5 million no later than March 15, 2010 to our lender, which would fully satisfy our obligations under the line of credit.  However, we believe that we must increase our capital ratios in order to obtain regulatory approval for this agreement which we do not anticipate occurring before March 15, 2010.  We are pursuing negotiations with our lender to extend this due date while we continue efforts to increase our capital ratios.  Although there can be no assurances, we believe that if we are successful in increasing our capital ratios and do obtain regulatory approval for the modification of the loan agreement, we will also be able to obtain our lender’s consent to extend this due date.

Should the agreement with the lender not be approved by the banking regulators, the lender would have the ability to withdraw the line of credit and require the Company to secure an alternate source of financing to repay the outstanding balance on the line of credit within a short period of time.  Management has assessed the potential consequences of this action and believes that its current strategy to raise additional capital will enable the Company to deal with this event if faced with the requirement to obtain alternate financing to repay the outstanding balance on the line of credit within a relatively short period of time.  In the alternate, the lender could take steps to foreclose on the Bank’s stock as collateral for the loan if alternate financing to repay the outstanding balance on the line of credit could not be obtained within the required timeframe. In addition, as the Bank is able to execute its strategy to dispose of its nonperforming assets and the Company returns to profitability, the covenants on the line of credit would be met and the loan would not be in default.

The effects of the current economic environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The effects of the economic downturn have continued to severely impact the Bank throughout 2009.  The Bank, with a loan portfolio consisting of a concentration in commercial real estate loans including residential construction and development loans, has seen a decline in the value of the collateral securing its portfolio as well as rapid deterioration in its borrowers' cash flow and ability to repay their outstanding loans to the Bank.  As a result, the Bank’s level of nonperforming assets have increased to $137.3 million as of December 31, 2009, related primarily to deterioration in the credit quality of its loans collateralized by real estate. Accordingly, the Company has recorded provision for loan losses of $39.7 million and $20.5 million, respectively, for the years ended December 31, 2009 and 2008, and, consequently incurred significant losses each year. As a result, the Bank is significantly undercapitalized under regulatory guidelines.

Uncertainty surrounding the Company’s ability to raise additional capital is a factor which has cast doubt about its ability to continue in operation.  As a result of the recent downturn in the financial markets, the availability of many sources of capital (principally to financial services companies) has become significantly restricted or has become increasingly costly as compared to the prevailing market rates prior to the volatility.  Management cannot predict when or if the capital markets will return to more favorable conditions.  The Bank’s management is actively evaluating a number of capital sources and balance sheet management strategies to ensure that the Bank’s projected level of regulatory capital can support its balance sheet and meet or exceed the minimum requirements set forth in the Consent Order.

There can be no assurances that the Company will be successful in its efforts to raise additional capital.  An equity financing transaction of this type would result in substantial dilution to the Company’s current shareholders and could adversely affect the market price of the Company’s common stock.   Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.  Should these efforts be unsuccessful, due to the regulatory restrictions which exist that restrict cash payments between the Bank and the Company, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 3—Supplemental Noncash Investing and Financing Data

The following is supplemental disclosure to the statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Cash
Cash paid for interest	$20,318	$24,815	$22,623
Cash paid for income taxes(1)	-	-	2,188

Non-cash
Net increase (decrease) in unrealized gain or loss on securities available-for-sale, net of taxes and realized gains	(1,714)	531	503
Loans transferred to other real estate owned, net of chargeoffs of $1,762, $1,344 and $44	11,422	5,282	2,320
Loans charged off	$37,487	$5,383	$250

(1) There were no income taxes paid during the years ended December 31, 2009 or 2008, due to the net operating losses incurred during 2008 and 2009.  Please see Note 13 – Income Taxes for further discussion.

Note 4—Restrictions on Cash and Cash Equivalents

The Bank is required to maintain average reserve balances, net of vault cash, with the FRB based upon a percentage of deposits.  The amount of the required reserve balance which is reported in “Cash and cash equivalents” on the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008, was $1,410,000 and $4,729,000, respectively.

Note 5—Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale as of December 31, 2009 and 2008, consisted of the following (dollars in thousands):

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government/government sponsored enterprise securities	$2,000	$-	$(54)	$1,946
Mortgage-backed securities	83,392	4	(1,141)	82,255
Municipal securities	15,457	64	(610)	14,911

Total	$100,849	$68	$(1,805)	$99,112

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government/government sponsored enterprise securities	$3,950	$63	$-	$4,013
Mortgage-backed securities	56,971	1,277	(78)	58,170
Municipal securities	19,880	106	(507)	19,479

Total	$80,801	$1,446	$(585)	$81,662

As of December 31, 2009 and 2008, securities with a carrying value of approximately $45.2 million and $80.3 million, respectively, were pledged to secure public deposits, repurchase agreements and overnight borrowings with correspondent banks, and for other purposes required or permitted by law, including as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances outstanding and to satisfy the requirements related to the Bank’s clearing account with the FRB, which was required beginning in June 2009.  The FRB requires the Bank to maintain certain collateral balances with them to secure its daily cash clearing transactions, which began clearing directly through the Bank’s FRB account beginning in June 2009.  As of December 31, 2009, the FRB held as collateral loans from the Bank’s loan portfolio for construction and raw land totaling $14.6 million and securities from the Bank’s investment portfolio totaling $8.0 million, with an FRB assigned collateral value of $9.1 million.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 5—Investment Securities – (continued)

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and December 31, 2008 (dollars in thousands):

	2009
	Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government
sponsored enterprise securities	$1,946	$(54)	$-	$-	$1,946	$(54)
Mortgage-backed securities	76,131	(1,141)	221	-	76,352	(1,141)
Municipal securities	6,964	(316)	1,560	(294)	8,524	(610)

Total	$85,041	$(1,511)	$1,781	$(294)	$86,822	$(1,805)

	2008
	Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government
sponsored enterprise securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	3,609	(78)	-	-	3,609	(78)
Municipal securities	8,612	(507)	-	-	8,612	(507)

Total	$12,221	$(585)	$-	$-	$12,221	$(585)

As of December 31, 2009, four individual securities had been in a continuous loss position for twelve months or more.  As of December 31, 2008, no individual securities had been in a continuous loss position for twelve months or more.  As discussed below, management has evaluated all of the Bank’s debt securities for credit impairment and found no evident credit losses.  The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. Management believes that all contractual cash flows will be received on this portfolio.

As of December 31, 2009 and 2008, many investment securities had unrealized losses that are considered temporary in nature because the decline in fair value has been caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The Bank has the intent and ability to hold these securities until recovery, which may be to their normal maturity.  In making this determination, management performs an analysis of whether it intends to sell and whether it is more likely than not that the Bank will be required to sell these securities before anticipated recovery of the amortized cost basis.  The Bank considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies, and other relevant information.  These unrealized losses are recorded, net of tax, as accumulated other comprehensive income (loss) on available for sale securities in the Consolidated Statement of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss).

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 5—Investment Securities – (continued)

The amortized cost and estimated fair value of investment securities available for sale as of December 31, 2009, are shown in the following table by contractual maturity. During certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of securities was determined using quoted market prices (dollars in thousands).

	December 31, 2009
	Amortized	Fair
	Cost	Value
Due after five years, through ten years	$4,286	$4,242
Due after ten years	13,171	12,615

Subtotal	17,457	16,857

Mortgage-backed securities	83,392	82,255

Total	$100,849	$99,112

Note 6—Investments Required by Law

The Bank, as a member of the FRB and the FHLB, is required to own capital stock in these organizations.  The Bank’s nonmarketable equity investments required by law are reflected on the face of the accompanying Consolidated Balance Sheets.  The carrying amounts for certain of these investments as of December 31, 2009 and 2008, consisted of the following (dollars in thousands):

	As of	As of
	December 31, 2009	December 31, 2008
Federal Reserve Bank stock	$1,821	$1,821
Federal Home Loan Bank stock	4,594	5,344

No ready market exists for these stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, management believes that the carrying amounts are a reasonable estimate of fair value.  The level of FRB stock is tied to the Company’s shareholders’ equity and is adjusted at least annually for changes in the Bank’s equity. The level of FHLB stock varies with the level of FHLB advances and decreased during the year ended December 31, 2009, to reflect the net decrease in FHLB advances since December 31, 2008.  The FHLB has temporarily suspended the repurchase of their stock from their shareholder banks.

Note 7—Loans

A summary of loans by classification as of December 31, 2009 and 2008, is as follows (dollars in thousands).

	December 31, 2009		December 31, 2008
	Amount	% of Total (1)	Amount	% of Total (1)
Commercial and industrial	$31,564	5.88%	$48,432	6.83%
Commercial secured by real estate	329,897	61.42%	429,868	60.61%
Real estate - residential mortgages	169,815	31.61%	206,910	29.17%
Installment and other consumer loans	6,349	1.18%	8,439	1.19%
Total loans held for investment	537,625		693,649
Mortgage loans held for sale	-	-	16,411	2.31%
Unearned income	(464)	(0.09)%	(773)	(0.11)%
Total loans, net of unearned income	537,161	100.00%	709,287	100.00%

Less allowance for loan losses(2)	(25,408)	4.73%	(23,033)	3.32%

Total loans, net	$511,753		$686,254

(1)  As a percent of total loans includes mortgage loans held for sale.
(2)  Loan loss allowance percent of total loans excludes mortgage loans held for sale.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 7—Loans – (continued)

Approximately $345.1 million and $447.5 million of the loans were variable interest rate loans as of December 31, 2009 and 2008, respectively.  The remaining portfolio was comprised of fixed interest rate loans.

As of December 31, 2009 and 2008, nonperforming assets (nonperforming loans plus other real estate owned) were $137.3 million and $75.5 million, respectively. Foregone interest income on these nonaccrual loans during the years ended December 31, 2009, 2008 and 2007, and other nonaccrual loans charged off was approximately $3,778,000, $1,139,000 and $139,000, respectively.  There was one loan contractually past due for 90 days and still accruing interest as of December 31, 2009.  It was placed on nonaccrual status on the following business day.  There were no loans contractually past due in excess of 90 days and still accruing interest as of December 31, 2008.  There were nonperforming loans that were specifically reviewed for impairment, under the criteria defined in the Receivables Topic of the FASB ASC, of $119.8 million (after related chargeoffs of $22.5 million) and $69.1 million, with related valuation allowances of approximately $8.6 million and $8.3 million as of December 31, 2009 and 2008, respectively. The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories.  The amounts reported as nonperforming assets in these consolidated financial statements reflect developments subsequent to December 31, 2009 and therefore may differ from the amounts presented on the Consolidated Balance Sheet and Consolidated Statements of Operations as of or for the year ended December 31, 2009.

Significant nonperforming loans consist primarily of loans made to residential real estate developers.  The downturn in the residential housing market is the primary factor leading to the ongoing deterioration in these loans. Therefore, additional reserves have been provided in the allowance for loan losses during the year ended December 31, 2009, to account for what we believe is the increased probable credit risk associated with these loans.  These additional reserves are based on our evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans.

As of December 31, 2009, total residential construction, land and land development loans totaled $40.6 million, or 7.6%, of the loan portfolio.  These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner.  Management believes that the combination of general reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the residential construction loan portfolio as of December 31, 2009.

Also included in nonperforming assets as of December 31, 2009 and 2008 are $9.3 million and $6.5 million in other real estate owned (net of valuation reserves of $1.5 million and $2.3 million, respectively) or 7.9% and 8.5% of total nonperforming assets, respectively.  Other real estate owned consists of property acquired through foreclosure.  During the year ended December 31, 2009, other real estate owned increased by $11.4 million due to the foreclosure of several properties.  This increase was partially offset by the disposition of several pieces of foreclosed property totaling $9.4 million, which resulted in a net loss of $338,000.  The reserve for other real estate owned was increased by $1.8 million during the year ended December 31, 2009.  The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give the Bank the ability to control the properties.  The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties.  These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.  The cost of owning the properties for the years ended December 31, 2009 and 2008, excluding writedowns of $652,000 and $1,577,000, respectively, was approximately $187,000 and $180,000, respectively.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

Other real estate is reflected on the face of the accompanying Consolidated Balance Sheets.  Management regularly evaluates the carrying balance of the Bank’s other real estate owned and may record additional writedowns in the future after review of a number of factors including, among others, collateral values and general market conditions in the area surrounding the properties.  Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well established loan monitoring and review process.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 7—Loans – (continued)

As of December 31, 2009, securities totaling $8.5 million and qualifying loans held by the Bank and collateralized by 1-4 family residences, multi-family properties, home equity lines of credit (“HELOC’s”) and commercial properties totaling $60.5 million were pledged as collateral for FHLB advances outstanding of $54.0 million.  Qualifying loans held by the Bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $88.4 million were pledged as collateral for FHLB advances outstanding of $86.4 million at December 31, 2008.  Management assesses and monitors current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.  The Bank is subject to the FHLB’s recently developed and implemented credit risk rating, which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system, which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  The Bank’s ability to access its available borrowing capacity from the FHLB in the future is subject to its rating, and any subsequent changes based on the Bank’s financial performance as compared to factors considered by the FHLB in its assignment of the Bank’s credit risk rating each quarter.  In addition, residential collateral discounts recently have been applied which have further reduced the Bank’s borrowing capacity. While the Bank is operating under its current regulatory enforcement action, the Bank is not allowed to obtain future advances from the FHLB or renew maturing advances with the FHLB.

Changes in the allowance for loan losses for the years ended December 31 were as follows (dollars in thousands).

	2009	2008	2007
Balance, beginning of year	$23,033	$4,951	$3,795
Allowance from acquisition	-	2,976	-
Provision charged to operations	39,712	20,460	1,396
Loans charged off	(37,487)	(5,383)	(250)
Recoveries on loans previously charged off	150	29	10

Balance, end of year	$25,408	$23,033	$4,951

The provision for loan losses has been made primarily as a result of management’s assessment of general loan loss risk after considering historical operating results, as well as comparable peer data. The Bank’s evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review the Bank’s allowance for loan losses through their periodic examinations, and they may require the Bank to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations. The Bank’s losses will undoubtedly vary from its estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time.

Directors and executive officers of our Company and Bank and associates of such persons are customers of and have transactions with the Bank in the ordinary course of business.  Included in such transactions are outstanding loans and commitments, all of which are made under substantially the same credit terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.

The aggregate dollar amount of these outstanding loans was approximately $12.9 million and $16.9 million as of December 31, 2009 and 2008, respectively.  During 2009, new loans and advances on these lines of credit totaled approximately $1.2 million, and payments on these loans and lines totaled approximately $1.5 million.  Also removed from the ending balance were loans and lines of credit totaling approximately $3.7 million which were associated with several individuals who resigned their positions as directors during 2009.  As of December 31, 2009, there were unfunded commitments and commitments to extend additional credit to related parties in the amount of approximately $2.1 million.

Under current Federal Reserve regulations, the Bank is limited to the amount it may loan to the Company.  Loans made by the Bank may not exceed 10% and loans to all affiliates may not exceed 20% of the Bank’s capital, surplus and undivided profits, after adding back the allowance for loan losses.  There were no loans outstanding between the Bank and the Company as of December 31, 2009 or 2008.

Note 8—Premises and Equipment

A summary of premises and equipment as of December 31, 2009 and 2008, follows (dollars in thousands).

	2009	2008
Land	$1,603	$1,603
Building and improvements	3,924	1,998
Furniture, fixtures and equipment	6,000	5,852
Construction in progress	-	819
Subtotal	11,527	10,272
Accumulated depreciation	(3,407)	(2,652)
Total	$8,120	$7,620

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 8—Premises and Equipment – (continued)

Depreciation expense charged to operations totaled $781,000, $738,000, and $545,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank entered into a long-term land operating lease during 2000, which had an initial term of 20 years and various renewal options under substantially the same terms.  Since that time, the Bank has assumed many additional leases due to the Merger.  During 2007, the Bank executed two sale/leaseback transactions (see Note 9 – Sale/Leaseback Transactions for further details), resulting in increased rental expense.  Rent expense charged to operations totaled $1.4 million, $1.5 million and $0.8 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.  The annual minimum rental commitments under the terms of the Company’s noncancellable leases as of December 31, 2009, are as follows (dollars in thousands).

2010	$1,290
2011	1,271
2012	1,183
2013	1,125
2014	1,129
Thereafter	14,855
Total	$20,853

Note 9—Sale/Leaseback Transactions

In February of 2007, the Bank entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by the Bank.  The sales price for the properties was $5.5 million.  In connection with the sale, the Bank agreed to lease back the properties from the purchaser for an initial term of twenty-five years with one five-year option to renew at the option of the Bank.  The terms of the lease portion of the agreement call for monthly rental payments of $38,604 during the initial term under a triple-net lease that is accounted for as an operating lease. If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term.  The sale-leaseback transaction resulted in a minimal gain.  The Bank is recognizing the gain on a straightline basis over the initial lease term of twenty-five years.

The related party entity, First National Holdings, LLC, is a limited liability corporation owned by eight investors who also serve as non-management directors of the Company and the Bank.  Each investor/director has an approximately equivalent interest in the limited liability corporation.  The transaction was approved by the Bank’s Board of Directors and complies with the NASDAQ Capital Market listing standards, applicable SEC Rules, and the Company’s internal policies and procedures. The Company continues to conduct its normal banking operations out of the real properties.

In October of 2007, the Bank entered into a transaction with a related party entity to sell, purchase and lease real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC, 3401 Pelham Road, Greenville, SC and 713 W. Wade Hampton Boulevard, Greer, SC for a price of $3.6 million.  The real property located at 3401 Pelham Road, Greenville, SC consists of the Bank’s Greenville County market headquarters and a full-service branch.  The real properties located at 651 Johnnie Dodds Boulevard, Mt. Pleasant, SC and 713 W. Wade Hampton Boulevard, Greer, SC are full-service branches.  In connection with the sale/leaseback, the Bank agreed to lease back the real properties from the Purchaser for an initial term of twenty-five years with one five-year option to renew at the Bank’s option.  This transaction resulted in a loss of approximately $417,000, which the Bank will recognize on a straight-line basis over the initial lease term of twenty-five years.  The terms of the lease portion of the agreement call for monthly rental payments of $24,375 during the initial term under a triple-net lease that is accounted for as an operating lease.  If the Bank exercises the option to renew the lease as described above, the monthly rental payments will be adjusted to reflect the increase, if any, in the Consumer Price Index between the date of the agreement and the date of commencement of the renewal term.

The related party entity, First National Holdings II, LLC, is a limited liability corporation owned by eight investors, seven of whom also serve as non-management directors of the Company and the Bank.  Each investor/director has an equal interest in the limited liability corporation.  The transaction was approved by the Bank’s Board of Directors and complies with the NASDAQ Capital Market listing standards, applicable SEC Rules, and the Company’s own internal policies and procedures.  The Company continues to conduct its normal banking operations out of the real properties.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 10—Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $158.8 million and $123.0 million as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the Bank’s interest-bearing deposits included wholesale funding in the form of brokered certificates of deposit (“CDs”) of approximately $158.0 million and $150.2 million, respectively.  As of December 31, 2009 and 2008, approximately $9,000 and $23,000 in overdrawn deposit accounts were classified as loans on the Consolidated Balance Sheets, respectively.

The scheduled maturities of time deposits as of December 31, 2009 are as follows (dollars in thousands):

2010	$432,877
2011	68,496
2012	7,307
2013	6,354
2014	214
Thereafter	-
Total	$515,248

As of December 31, 2009 and 2008, deposits were made up of the following categories (dollars in thousands):

	2009	2008
Noninterest-bearing DDA	$34,172	$39,088
Interest-bearing DDA	38,592	60,414
Money market accounts	50,185	115,945
Savings accounts	3,294	2,955
Time deposits less than $100,000	356,490	305,483
Time deposits $100,000 or greater	158,758	122,964
Total	$641,491	$646,849

Note 11—Lines of Credit

As of December 31, 2009 and 2008, the Bank had short-term lines of credit with correspondent banks to purchase federal funds totaling $13.0 million and $28.0 million, respectively. As of December 31, 2009, securities with a carrying value of approximately $11.4 million were pledged to secure these available lines of credit for overnight borrowings with correspondent banks.  Subsequent to December 31, 2009, we reduced our short-term lines of credit with correspondent banks to purchase federal funds to $8 million.  As of December 31, 2009, no amount was outstanding on these lines of credit as compared to $1.9 million as of December 31, 2008.  These lines of credit may be withdrawn without notice.

As of December 31, 2009 and 2008, long-term debt of $9.6 million and $9.5 million, respectively, consisted of the balance due on the Company’s line of credit with a correspondent bank.  During the fourth quarter of 2007, the Company established this line of credit which is secured by the stock of the Bank.  The line of credit, in an amount up to $15 million, has a twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate.  The terms of the line include two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009.  The line of credit was secured in connection with the terms of the Merger agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the Merger and to fund general operating expenses for the Company for 2008 and 2009.

Because of the Company’s unusually high amount of nonperforming loans and assets and its reduced profitability for 2008 and 2009, it had not been in compliance with several of the related covenants governing the line of credit prior to the agreement executed on December 30, 2009 with the lender further described below.  As a result, the interest rate on the line of credit was increased to 6% effective January 1, 2009 and the maximum line amount was reduced to the outstanding balance.

On January 7, 2010, the Company announced that it had reached an agreement to modify the terms its holding company loan agreement with its lender.  The modifications to the loan agreement cure the existing covenant violations, subject to regulatory approval.  In addition, we have agreed, subject to regulatory approval, to pay $3.5 million no later than March 15, 2010 to our lender, which would fully satisfy our obligations under the line of credit.  However, we believe that we must increase our capital ratios in order to obtain regulatory approval for this agreement which we do not anticipate occurring before March 15, 2010.  We are pursuing negotiations with our lender to extend this due date while we continue efforts to increase our capital ratios.  Although there can be no assurances, we believe that if we are successful in increasing our capital ratios and do obtain regulatory approval for the modification of the loan agreement, we will also be able to obtain our lender’s consent to extend this due date.

Note 12—FHLB Advances

The Company was notified by FHLB during 2009 that it will not allow future advances while the Bank is operating under its current regulatory enforcement action. Please see Note 2 – Regulatory Actions and Going Concern Considerations for a discussion of recent regulatory developments and their impact on the Bank’s FHLB advances.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 12— FHLB Advances – (continued)

As of December 31, 2009, securities totaling $8.5 million and qualifying loans held by the Bank and collateralized by 1-4 family residences, multi-family properties, home equity lines of credit (“HELOC’s”) and commercial properties totaling $60.5 million were pledged as collateral for FHLB advances outstanding of $54.0 million.  Management continually assesses and monitors current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance.

As of December 31, 2009, fixed rate FHLB advances outstanding ranged from $0.8 million to $7.5 million with initial maturities of two to ten years and rates of 2.12% to 4.95%.  As of December 31, 2009, advances totaling $42.5 million were subject to continuous quarterly calls at the option of the FHLB with initial call dates ranging from January 2010 to March 2010 and rates of 2.12% to 4.95%.

 The following table lists a summary of the terms and contractual maturities for the FHLB advances outstanding as of December 31, 2009 (dollars in thousands):

2009
Due in 2010	$4,052
Due in 2011	11,619
Due in 2012	5,833
Due in 2013	12,500
Due in 2014	5,000
Due in 2015	-
Thereafter	15,000
Total	$54,004

The Bank is subject to the FHLB’s recently developed and implemented credit risk rating system, which was effective June 27, 2008.  This revised policy incorporated enhancements to the FHLB’s credit risk rating system, which assigns member institutions a rating which is reviewed quarterly.  The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc.  The Bank’s ability to access its available borrowing capacity from the FHLB in the future is subject to its rating and any subsequent changes based on the Bank’s financial performance as compared to factors considered by the FHLB in their assignment of the Bank’s credit risk rating each quarter.  In addition, residential collateral discounts recently have been applied which have further reduced the Bank’s borrowing capacity.  While the Bank is operating under its current regulatory enforcement action, the Bank is not allowed to obtain future advances from the FHLB or renew maturing advances with the FHLB.  In addition, the Bank’s excess available borrowing capacity was rescinded during 2009, as a result of the FHLB’s scheduled quarterly review and the resulting credit risk rating assigned to the Bank.

Note 13—Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the periods ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Income tax expense (benefit) at federal statutory rate of 34%	$(15,481)	$(16,007)	$2,074
State income tax, net of federal effect	-	-	139
Increase in valuation allowance for deferred tax asset	13,828	4,200	-
Tax-exempt securities income	(146)	(217)	(190)
Capital loss on writedown of equity securities	40	-	-
Bank-owned life insurance earnings	(45)	(47)	(45)
Other, net	4	68	61
Impairment of non-deductible goodwill	-	9,769	-

Income tax expense/(benefit)	$(1,800)	$(2,234)	$2,039

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 13— Income Taxes – (continued)

The provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows (dollars in thousands).

	2009	2008	2007
Current:
Federal	$(2,432)	$(107)	$2,193
State	-	(4)	211
Total	$(2,432)	$(111)	$2,404

Deferred:
Federal	$632	$(2,123)	$(365)
State	-	-	-
Total	$632	$(2,123)	$(365)
Provision for income taxes	$(1,800)	$(2,234)	$2,039

The components of the deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (dollars in thousands).

	2009	2008
Deferred tax liability:
Core deposit intangible	$365	$438
Unrealized gain on securities available for sale	-	293
Tax depreciation in excess of book	308	219
Prepaid expenses deducted currently for tax	158	192
Deferred loss on sale/leaseback transaction	102	107
Loan servicing rights	45	82
Other	80	5
Total deferred tax liability	1,058	1,336

Deferred tax asset:
Allowance for loan losses	$8,366	$7,469
Net operating loss carryforward	13,196	2,649
Writedowns on other real estate owned	754	797
Unrealized loss on securities available for sale	590	-
Other	43	33
Total deferred tax asset	22,949	10,948
Valuation allowance	18,028	4,200
Deferred tax asset after valuation allowance	4,921	6,748

Net deferred tax asset	$3,863	$5,412

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FASB ASC, “Income Taxes.”  A portion of the change in the deferred tax asset is due to the deferred income tax expense of approximately $632,000 recorded for the year ended December 31, 2009.  The remainder of the change in the net deferred tax asset of $883,000 reflects the tax effect of the change in unrealized gain/(loss) on securities available for sale during the year ended December 31, 2009.

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  As of December 31, 2009, the Company increased the valuation allowance to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2010.  Management determined that this valuation allowance of $17.9 million has been recorded due to the substantial doubt of the Company’s ability to realize all of the net deferred tax assets.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 14—Noncumulative Convertible Perpetual Preferred Stock

On July 9, 2007, the Company closed an underwritten public offering of 720,000 shares of Series A Noncumulative Convertible Perpetual Preferred Stock at $25.00 per share.  The net proceeds after payment of underwriting discounts and other expenses of the offering were approximately $16.5 million.  The Company used the net proceeds of the preferred stock offering to provide additional capital to support asset growth and the expansion of the Bank’s branch network, to pay off the balance of $5 million on a revolving line of credit, and to partially fund the cash portion of the consideration to close the Merger.

The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%, after being declared each quarter at the discretion of our board of directors.  The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and prior to the first quarter of 2009, the Company had paid dividends of $326,250 quarterly.  The Company’s Board of Directors did not declare a dividend for any quarter during 2009.  Under the terms of the written agreement entered into with the FRB on June 15, 2009, the Company must seek prior written approval of the FRB before declaring or paying any dividends to its preferred shareholders.

Subject to certain limitations, the net proceeds received in the Preferred Stock offering qualify as Tier 1 capital for capital adequacy calculations (see “Capital Resources” in the MD&A section for further discussion of capital).  This injection of capital positioned the Bank for the future growth through the expansion of its branch network.  The Preferred Stock features a conversion option at any time into shares of the Company’s common stock at an initial conversion price of $17.50 per share of common stock, subject to adjustment.  This conversion price is also subject to anti-dilution adjustments upon the occurrence of certain events.  The number of shares of common stock issuable upon conversion of each share of Preferred Stock will be equal to $25.00 divided by the conversion price then in effect.  The Preferred Stock is redeemable at the Company’s option at any time, in whole or in part, on and after the third anniversary of the issue date, at $26.50 per share, plus declared and unpaid dividends, if any, with the redemption price declining in equal increments on a quarterly basis to $25.00 per share on or after the fifth anniversary of the issue date.   The Preferred Stock is also redeemable by the Company at the redemption price of $25.00 per share if the last reported sale price of the Company’s common stock has equaled or exceeded 140% of the Preferred Stock conversion price for at least 20 consecutive trading days.  During the year ended December 31, 2008, cash dividends of $1,305,000 were declared and paid to preferred stock shareholders.  In light of the current period of volatility in the financial markets and the Company’s net losses for 2008 and 2009, the Company’s Board of Directors did not declare a dividend for any quarter of 2009 to the preferred shareholders.

As of December 31, 2009 and 2008, 520,600 and 720,000 shares of preferred stock were outstanding, respectively.  During the year ended December 31, 2009, 588,142 shares of common stock were issued to convert 199,400 preferred shares, resulting in a reduction of preferred shares outstanding.  Management has set as an objective in its strategic plan to renegotiate or restructure the Company’s senior capital obligations in reaching the goal of strengthening its capital structure to support current and future operations.  Conversion of the Company’s preferred stock to common stock is an option that continues to be pursued as part of the action steps to achieve this objective, which would continue to increase the common shares outstanding if additional preferred shares are converted.

Note 15—Regulatory Capital Requirements and Dividend Restrictions

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. PCA provisions are not applicable to bank holding companies.

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations). To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  However, so long as the Bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains the minimum capital ratios to be well-capitalized.  As of November 25, 2009, the Bank was notified that its capital classification was significantly undercapitalized.  The Bank’s capital category as of December 31, 2009, is determined solely for the purpose of applying the PCA restrictions, and the Bank’s capital category as of December 31, 2009, may not constitute an accurate representation of the Bank’s overall financial condition or prospects.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 15— Regulatory Capital Requirements – (continued)

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, as well as the minimum calculated amounts for each regulatory-defined category (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order(1)
	Amount	Ratio	Amount	Ratio	Amount			Ratio
As of December 31, 2009
The Company
Total capital to risk-weighted assets	$(3,801)	(0.72)%	$52,654	8.00%	$	N/A		N/A
Tier 1 capital risk-weighted assets	$(3,801)	(0.72)%	$31,593	4.00%	$	N/A		N/A
Tier 1 capital to average assets	$(3,801)	(0.50)%	$37,992	4.00%	$	N/A		N/A

The Bank
Total capital to risk-weighted assets	$24,770	4.72%	$41,990	8.00%			$(1)	(1)
Tier 1 capital risk-weighted assets	$17,976	3.42%	$20,995	4.00%		$57,736		11.00%
Tier 1 capital to average assets	$17,976	2.37%	$30,321	4.00%		$68,222		9.00%

As of December 31, 2008
The Company
Total capital to risk-weighted assets	$61,132	8.65%	$56,561	8.00%	$	N/A		N/A
Tier 1 capital risk-weighted assets	$44,546	6.30%	$28,280	4.00%	$	N/A		N/A
Tier 1 capital to average assets	$44,546	5.20%	$34,261	4.00%	$	N/A		N/A

The Bank
Total capital to risk-weighted assets	$68,764	9.75%	$56,414	8.00%		$70,517		10.00%
Tier 1 capital risk-weighted assets	$59,774	8.48%	$28,207	4.00%		$42,310		6.00%
Tier 1 capital to average assets	$59,774	7.23%	$33,069	4.00%		$41,337		5.00%

(1) Minimum capital amounts and ratios presented as of December 31, 2008, are the amounts to be well-capitalized under the various regulatory capital requirements administered by the federal banking agencies.  On April 27, 2009, the Bank became subject to a regulatory Consent Order with the OCC.  Minimum capital amounts and ratios presented for the Bank as of December 31, 2009, are the minimum levels set forth in the Consent Order.  No minimum total capital to risk-weighted assets ratio was specified in the Consent Order.  Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the OCC.  On June 15, 2009, the Company entered into a written agreement with the FRB.  No minimum capital levels for the Company were set forth in the written agreement with the FRB.

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank.  The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the Preferred Stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the Preferred Stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on April 27, 2009, that prohibit the Bank from paying cash dividends to the Company.  As of December 31, 2009, no cash dividends have been declared or paid by the Bank or the Company.  In addition, pursuant to the terms of the written agreement that the Company entered into with the FRB on June 15, 2009, it must obtain preapproval of the FRB before paying dividends. The Company has not declared or paid dividends on its Preferred Stock during 2009 to help preserve liquidity, and the Company has never paid cash dividends on its common stock.

Note 16—Junior Subordinated Debentures

The Company issued trust preferred securities totaling $13 million through its statutory trust subsidiaries, FNSC Capital Trust I, FNSC Capital Trust II and FNSC Statutory Trust III, during 2003, 2004 and 2006, respectively. On December 19, 2003, FNSC Capital Trust I issued and sold floating rate trust preferred securities having an aggregate liquidation amount of $3 million to institutional buyers in a private placement of trust preferred securities. On April 30, 2004, FNSC Capital Trust II, issued an additional $3 million through a pooled offering of trust preferred securities. On March 30, 2006, FNSC Statutory Trust III (collectively with FNSC Capital Trust I and FNSC Capital Trust II [the “Trusts”]), issued an additional $7 million through a pooled offering of trust preferred securities. The Trusts also issued common securities having an aggregate liquidation amount of approximately 3% of the total capital of the Trusts, or $403,000, to the Company.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 16— Junior Subordinated Debentures – (continued)

The sole purpose of the Trusts is to issue trust preferred securities and then use the proceeds to purchase debentures with terms essentially identical to the trust preferred securities from the Company. The 2003, 2004 and 2006 trust preferred securities accrue and pay cumulative distributions quarterly in arrears at a rate per annum equal to 90-day LIBOR plus 292 basis points, 90-day LIBOR plus 270 basis points and 90-day LIBOR plus 145 basis points, respectively. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarters from the date of issuance. Pursuant to the terms of the written agreement that the Company executed with the FRB on June 15, 2009, the Company must obtain pre-approval from the FRB before paying any principal or interest payments, including payments on the debentures. Therefore, management elected to defer the interest payments beginning with the second quarter of 2009 and has provided appropriate notice of its election to defer interest payments to the trustee of each of the Trusts as required by the respective debentures. The Company continues to accrue interest expense and, under the terms of the debentures, is required to bring the interest payments current in the first quarter of 2014. While no interest payments are required until 2014, the restrictions contained in the Company’s written agreement with the FRB could ultimately result in a default under the provisions of the debentures. As of December 31, 2009, the distribution rates on the 2003, 2004 and 2006 issuances were 3.21%, 2.95% and 1.70%, respectively.

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

The junior subordinated debentures and the common securities are presented in the Company’s financial statements as liabilities and other assets, respectively. The trust preferred securities are a part of the financial statements of the Trusts and they are not reflected in the Company’s financial statements under the provisions in the FASB ASC under FASB ASC 810 “Consolidation.”

Note 17—Equity Compensation Plans

Effective March 6, 2000, the Company adopted the First National Bancshares, Inc. 2000 Stock Incentive Plan (the “Plan”). Under the Plan, options are periodically granted to employees and directors by the Company’s Board of Directors at the recommendation of its Personnel Committee at a price not less than the fair market value of the shares at the date of grant. Options granted are exercisable for a period of ten years from the date of grant and become exercisable at a rate of 20% each year on the first five anniversaries of the date of grant. The Plan authorizes the granting of stock options up to a maximum of 459,351 shares of common stock. As of December 31, 2009, 317,419 option shares were available to be granted under the Plan. As of December 31, 2009, based on a closing market price of $0.67 per share, the outstanding stock options and warrants had no aggregate intrinsic value. Unrecognized compensation expense on these options and warrants to be recognized in the future was approximately $817,000 as of December 31, 2009. These amounts reflect each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Upon consummation of the initial public offering in 2000, the original organizers were issued stock warrants to purchase 799,611 shares of common stock for $3.92 per share. On February 10, 2010, the remaining 561,429 warrants expired unexercised. On August 24, 2009, each member of the board of directors of the Company invested in a private placement offering in which the directors collectively purchased for $550,500 a total of (i) 550,500 shares of the Company’s common stock and (ii) warrants to purchase 137,625 additional shares of the Company’s common stock. Each warrant has an exercise price of $1.00 and is exercisable for a period of three years beginning upon the date of issuance.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 17— Equity Compensation Plans – (continued)

On August 24, 2009, the Company entered into an employment agreement with its new bank and holding company President and Chief Executive Officer, J. Barry Mason.  This employment agreement was structured not only to retain and incentivize him as a key officer, but also to ensure that his interests align with the interests of the shareholders.

Pursuant to this employment agreement and consistent with the terms outlined in the stock award agreement with Mr. Mason executed on September 30, 2009, the Company granted Mr. Mason 250,000 shares of restricted common stock, as well as options to purchase one million shares of its common stock at an exercise price of $1.00 per share.  The restricted shares vest ratably over five years and were assigned a fair value of $240,250 based on the market price of the Company’s common stock on the grant date of August 24, 2009.  The recognition of the related compensation expense for the restricted stock will be approximately $48,000 annually and was $17,000 for the year ended December 31, 2009.  Total unearned compensation expense for these restricted shares as of December 31, 2009, is $240,000 and is presented as a deduction from shareholders’ equity (deficit) as a portion of  unearned equity compensation in the accompanying Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) as of December 31, 2009.  The stock options vest ratably over each of the next three years ending August 24, 2012, with a ten-year expiration on August 24, 2019.  The options are not incentive stock options as defined by Section 422 of the Internal Revenue Code.  The recognition of the related compensation expense on the options will be approximately $148,000 annually and was $49,000 for the year ended December 31, 2009.

The following is a summary of the activity under the plans for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	1,087,431	$5.11	963,475	$4.89	993,518	$4.75
Granted	1,000,000	1.00	164,124	8.08	16,885	15.52
Forfeited	(413,762)	5.30	(38,892)	12.18	(5,671)	12.30
Exercised	-	-	(1,276)	7.35	(41,257)	4.87

Outstanding, December 31	1,673,669	$2.61	1,087,431	$5.11	963,475	$4.89

Exerciseable, December 31	646,018	$4.71	1,030,679	$4.72	898,676	$4.20

The following table summarizes information about stock options and warrants outstanding under the stock-based option plans as of December 31, 2009:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	1,000,000	9.65	$1.00	-	$1.00
$3.02 - $3.92	576,741	0.24	3.92	576,741	3.92
$4.23 - $4.75	5,828	4.27	4.41	4,228	4.28
$5.29 - $6.81	11,776	7.90	6.31	3,376	6.00
$7.35 - $9.50	8,380	5.08	8.49	6,780	8.25
$11.06 - $11.75	34,247	6.93	11.18	34,247	11.18
$12.06 - $13.06	11,258	7.76	12.64	5,758	12.58
$14.17 - $16.89	19,019	6.14	15.28	12,213	15.23
$17.24 - $18.69	6,420	7.13	18.32	2,675	18.27

$ 1.00 - $18.69	1,673,669	6.24	$2.61	646,018	$4.71

The above information reflects each of the 3 for 2 stock splits distributed on January 18, 2006, and March 1, 2004, as well as the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 18—Employee Benefit Plans

The Company maintains an employee benefit plan for all eligible employees of the Company and the Bank under the provisions of Internal Revenue Code Section 401(k). The First National Retirement Savings Plan (the “Savings Plan”) allows for employee contributions and, upon annual approval of the Board of Directors, the Company matches 50% of employee contributions up to a maximum of six percent of annual compensation. The Board of Directors suspended the matching contribution to the Savings Plan effective May 31, 2009. Totals of $91,000, $217,000 and $91,000 were charged to operations in 2009, 2008, and 2007, respectively, for the Company’s matching contribution. Employees are immediately vested in their contributions to the Savings Plan and, under the provisions of the Safe Harbor Plan, the savings are also immediately vested in the employer matching contribution.

On May 31, 2004, the Company adopted a leveraged Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of employee participants. Employees become vested in their account balances after seven years of service.

On November 30, 2005, the Company loaned the ESOP $600,000 which was used to purchase 42,532 shares of the Company’s common stock. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible employees, based on the proportion of debt service paid in the year. As of December 31, 2009, the ESOP owned 44,912 shares of the Company’s stock, of which approximately 31,000 shares were pledged to secure the loan to the Company. The remainder of the shares was allocated to individual accounts of participants. In accordance with the requirement found in the Compensation Topic of the FASB ASC, the Company presents the shares that were pledged as collateral as a deduction of $438,000 and $478,000 from shareholders’ equity (deficit) as of December 31, 2009 and 2008, respectively, as a portion of unearned equity compensation in the accompanying Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss). The Company also recorded approximately $2,000 and $6,000 of expense during the years ended December 31, 2009 and 2008, respectively, to reflect the fair market value of the shares allocated to eligible employees. The fair market value of the unallocated shares was $20,832 as of December 31, 2009.

The Company made contributions during December 31, 2009 and 2008, of $62,992 and $64,908, respectively, equal to the ESOP annual debt service. The note payable to the ESOP requires annual principal payments plus interest at a fixed interest rate of 4.79%. Future principal payments will be $40,000 annually until a final payment will be made on December 31, 2020.

During 2004, the Company also adopted a formal incentive compensation plan, the First National Incentive Plan (the “FNIP”), for members of its management team. In light of the current period of volatility in the financial markets and net losses incurred for 2008 and 2009, no incentive compensation has been provided for under the FNIP for the years ended December 31, 2009 and 2008. Approximately $354,000 was expensed in 2007 and paid in the subsequent year based on achievement of individual and corporate performance goals.

Note 19—Commitments and Contingencies

On August 24, 2009, the Company entered into an employment agreement with its new bank and holding company President and Chief Executive Officer, J. Barry Mason with an annually renewing three-year term and a one-year noncompete agreement upon termination. Although the Company is subject to certain limitations placed upon it by its previously disclosed regulatory enforcement action including restrictions on increasing the salaries paid to its executive officers, Mr. Mason’s employment agreement was approved by the appropriate regulatory authorities subsequent to our enforcement action dated April 29, 2009 and, as such, certain payments required by the agreement, such as payments upon change in control, are enforceable. As a result of our regulatory enforcement action, certain payments (including, but not limited to, payments upon a change in control) to the Executive Vice President are prohibited. These restrictions will remain in effect until the Company is no longer subject to this regulatory enforcement action.

The Company has also entered into an employment agreement with its Executive Vice President that includes an annually renewing two-year term and one-year non-compete agreement upon termination.

In the normal course of business, the Company and the Bank are periodically subject to various pending or threatened lawsuits in which claims for monetary damages may be asserted. As of December 31, 2009, neither the Company nor the Bank was involved with any material litigation matters.

See Note 8 for specifics on the Company’s lease commitments.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 20—Financial Instruments with Off-Balance Sheet Risk

Through the operations of the Bank, the Company has made contractual commitments to extend credit in the ordinary course of its business activities to meet the financing needs of customers.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  These commitments are legally binding agreements to lend money at predetermined interest rates for a specified period of time and generally have fixed expiration dates or other termination clauses.

The Company uses the same credit and collateral policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company evaluates each customer’s creditworthiness on a case-by-case basis and obtains collateral, if necessary, based on management’s credit evaluation of the borrower. In addition to commitments to extend credit, the Company also issues standby letters of credit that are assurances to a third party that they will not suffer a loss if the Company’s customer fails to meet its contractual obligation to the third party.  The credit risk involved in the underwriting of letters of credit is essentially the same as that involved in extending loan facilities to customers.

As of December 31, 2008 and 2009, the Company had issued commitments to extend additional credit of $145.9 million and $59.1 million, respectively, through various types of commercial and consumer lending arrangements, the majority of which are at variable rates of interest. Standby letters of credit totaled $891,000 and $2,061,000, as of December 31, 2009 and 2008, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.  The effect of these commitments to provide credit on the Company’s revenues, expenses, cash flows, liquidity, and capital resources cannot be reasonably predicted because there is no guarantee that the commitments will ever be used.  However, management believes that the Company has adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

The Company closed its wholesale mortgage division on September 2, 2009, as part of its plan to reduce the size of its balance sheet to improve the Bank’s capital ratios.  As of December 31, 2009, there were no off-balance sheet commitments for mortgages with locked interest rates that had not yet funded as compared to $49.1 million of commitments as of December 31, 2008.

Except as disclosed in this report, the Company is not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Note 21—Fair Value of Financial Instruments

In September 2006, the FASB issued “Fair Value Measurements” guidance, which defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard did not require any new fair value measurements, but rather eliminated inconsistencies found in various prior pronouncements. In February 2008, the FASB issued new guidance which delayed the effective date for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The new guidance partially deferred the effective date to fiscal years beginning after November 15, 2008, for items within the scope of the new guidance. The fair value guidance requires the Company, among other things, to maximize the use of observable inputs and minimize the use of unobservable inputs in its fair value measurement techniques. Additional disclosures are provided as applicable. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Beginning January 1, 2008, the Company was able to prospectively elect to apply the fair value option for any of its financial assets or liabilities. Management has evaluated this statement and has elected not to apply the fair value option, except for those financial assets or liabilities already required to be measured at fair value at this time.

The guidance provided by the Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
December 31, 2009 and 2008

Note 21— Fair Value of Financial Instruments – (continued)

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

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices. Level 2 securities include mortgage-backed securities and bonds issued by government sponsored enterprises. The Company recognized gains from the sale of securities available for sale as a component of net income (loss) reported for the years ended December 31, 2009 and 2008, of $1,758,000 and of $207,000, respectively.

The tables below summarize assets measured at fair value on a recurring basis. No liabilities are recorded at fair value on a recurring basis (dollars in thousands).

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale	$99,112	$-	$99,112	$-
Other nonmarketable equity securities	6,818	-	-	6,818

Total	$105,930	$-	$99,112	$6,818

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Securities available for sale	$81,662	$-	$81,662	$-
Mortgage loans held for sale	16,411	-	16,411	-
Other nonmarketable equity securities	7,935	-	-	7,935

Total	$106,008	$-	$98,073	$7,935

The following table reconciles the changes in the fair value measurements using significant observable inputs (Level 2) for securities available for sale and mortgage loans held for sale, from December 31, 2008 to December 31, 2009 (dollars in thousands):

As of or for the
year ended
December 31, 2009
Balance, beginning of year	$98,073
Origination of mortgage loans held for sale	173,999
Proceeds from sale of residential mortgage loans held for sale	(190,410)
Proceeds from maturities/prepayment of securities available for sale	(23,606)
Proceeds from sales of securities available for sale	(90,241)
Purchases of securities available for sale	132,176
Amortization of securities discounts and premiums, net	(40)
Gain on sale of securities available for sale, net	1,758
Change in unrealized gain on securities available for sale	(2,597)
Balance, end of year	$99,112

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 21— Fair Value of Financial Instruments – (continued)

The following table reconciles the changes in the fair value measurements using significant unobservable inputs (Level 3) for other nonmarketable debt and equity securities, from December 31, 2008 to December 31, 2009 (dollars in thousands):

As of or for the year ended December 31, 2009
Balance, beginning of year	$7,935
Valuation adjustment on securities	367
Redemption of FHLB stock	750
Balance, end of year	$6,818

The Company does not record loans held for investment at fair value on a recurring basis.  However, loans considered impaired, within the definition of the guidance found in the Receivables Topic of the FASB ASC are individually evaluated for impairment.  Under these guidelines, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the payments of principal and interest according to the terms of the original loan agreement.  Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the original contractual interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.  The Company recognizes changes in the fair value of impaired loans through adjustments to the allowance for loan losses or by charging off the impaired portion of the loan if it is deemed uncollectible.

Other real estate owned is adjusted to fair value upon transfer of the loans to foreclosed assets.  Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the properties or management’s estimation of the value of the properties.  When the fair value of the collateral is based on an observable market price, the Company records the other real estate owned as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no market price, the Company records the other real estate owned as nonrecurring Level 3.  Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the facts discussed above.  In addition, management may discount the appraised value based on its historical knowledge, and changes in market conditions since the time of valuation and/or its expertise and knowledge of the asset.  These discounts result in a Level 3 classification of their inputs to determine fair value.

The tables below summarize assets measured at fair value on a nonrecurring basis (dollars in thousands).  No liabilities are recorded at fair value on a nonrecurring basis.

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$109,867	$-	$47,668	$62,199
Other real estate owned	9,315	-	-	9,315

Total	$119,182	$-	$47,668	$71,514

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Impaired loans	$69,052	$-	$69,052	$-
Other real estate owned	6,510	-	-	6,510

Total	$75,562	$-	$69,052	$6,510

For the year ended December 31, 2009, the Company recognized losses related to impaired loans and other real estate owned that are measured at fair value on a nonrecurring basis.  Approximately $39.0 million related to impaired loans and $1.8 million in additional reserves on other real estate owned were recognized as either chargeoffs or specific allocations within the allowance for loan losses or the valuation reserve for other real estate owned for that period.  In addition, $338,000 of losses were recorded on the sale of other real estate owned during the year ended December 31, 2009, which were not included in the valuation reserve at the time of the sale which were incurred as a result of discounts taken to facilitate the sale of these assets.

The FASB codification under FASB ASC “Fair Value Measurements and Disclosures,” requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including our common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 21— Fair Value of Financial Instruments – (continued)

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a sales transaction as of December 31, 2009 or 2008. The estimated fair value amounts have been updated for purposes of these financial statements and the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at the periods noted.

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

Fair value approximates book value for cash and cash equivalents due to the short-term nature of the instruments. Fair value for loans held for investment, which are not under the scope of the guidance found in the Receivables Topic of the FASB ASC, is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk. Loan commitments and letters of credit, which are off-balance-sheet financial instruments, are short-term and typically based on current market rates; therefore, the fair values of these items are not included in the following table.

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

The estimated fair values of our financial instruments, excluding financial instruments measured at fair value on a recurring basis, were as follows (in thousands):

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$65,968	$65,968	$7,700	$7,700
Loans, including impaired loans and net of allowance for loan losses	511,753	512,547	686,254	680,966

Financial liabilities:
Deposits	$641,491	$643,385	$646,849	$649,069
FHLB advances	54,004	51,829	86,363	83,148
Long-term debt	9,641	3,500	9,500	9,500
Junior subordinated debentures	13,403	2,681	13,403	13,403
Federal funds purchased and other short-term borrowings	-	-	11,873	11,873

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 22—Parent Company Financial Information

The following is condensed financial information of First National Bancshares, Inc. (parent company only) as of December 31, 2009 and 2008, and for each of the years in the three year period ended December 31, 2009:

First National Bancshares, Inc.
Condensed Balance Sheets
(dollars in thousands)

	2009	2008
Assets
Cash and cash equivalents	$127	$308
Investment in bank subsidiary	17,620	61,279
Investment in Trust subsidiaries	403	403
Other	1,201	1,562
Total assets	$19,351	$63,552

Liabilities and Shareholders' Equity (Deficit)
Junior subordinated debentures	13,403	13,403
Long-term debt	9,641	9,500
Accrued expenses and other liabilities	465	25
Total shareholders' equity (deficit)	(4,158)	40,624
Total liabilities and shareholders' equity (deficit)	$19,351	$63,552

First National Bancshares, Inc.
Condensed Statements of Operations
(dollars in thousands)

	2009	2008	2007
Interest income	$37	$118	$276
Interest expense	1,018	948	1,127
Net interest expense	(980)	(830)	(851)

Professional fees	14	20	12
Shareholder relations	123	203	97
Data processing	-	33	23
Other	254	1	-
Miscellaneous noninterest expense	391	257	132

Equity in undistributed net income (loss) of bank subsidiary	(42,494)	(44,061)	4,709

Net income (loss) before income taxes	(43,865)	(45,148)	3,726
Income tax benefit	(127)	(301)	(334)
Net income (loss)	$(43,738)	$(44,847)	$4,060

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 22— Parent Company Financial Information – (continued)

First National Bancshares, Inc.
Condensed Statements of Cash Flows
(dollars in thousands)

	2009	2008	2007
Operating activities:
Net income (loss)	$(43,738)	$(44,847)	$4,060
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss of bank subsidiary	42,494	15,328	(4,709)
Provision for impairment of goodwill	-	28,732	-
Allocation of ESOP shares	2	6	37
Compensation expense under equity compensation programs	118	104	91
Valuation adjustment on nonmarketable debt and equity securities	367	-	-
(Increase) decrease in other assets	(6)	(946)	(529)
(Decrease) increase in other liabilities	440	(5)	(10)
Increase in intercompany payable (receivable)	-	(717)	754
Net cash used in operating activities	(323)	(2,345)	(306)

Investing activities:
Capital contribution to bank subsidiary	(550)	(1,700)	(6,000)
Acquisition, net of funds received	-	(16,378)	-
Net cash used in investing activities	(550)	(18,078)	(6,000)

Financing activities:
Proceeds from exercise of employee stock options/director stock warrants	-	9	182
Proceeds from issuance of preferred stock, net of offering expenses	-	-	16,550
Dividends paid on preferred stock	-	(1,305)	(626)
Proceeds from the issuance of long-term debt	141	9,500	-
Proceeds from issuance of common stock and warrants	551	-	-
Shares repurchased pursuant to share repurchase program	-	(907)	(224)
Cash paid in lieu of fractional shares for stock dividend	-	-	(7)
Net cash provided by financing activities	692	7,297	15,875

Net increase (decrease) in cash and cash equivalents	(181)	(13,126)	9,569

Cash and cash equivalents, beginning of year	308	13,434	3,865
Cash and cash equivalents, end of year	$127	$308	$13,434

For a complete discussion of the junior subordinated debentures, common securities and the related trust preferred securities, see Note 16—Junior Subordinated Debentures.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 23—Selected Quarterly Financial Data (unaudited)

The following is a summary of operations by quarter (dollars in thousands, except share and per share data):

2009

	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$9,454	$8,534	$7,296	$7,623
Interest expense	5,312	5,403	4,965	4,506
Net interest income	4,142	3,131	2,331	3,117

Provision for loan losses	2,152	18,045	9,156	10,359
Noninterest income	1,572	1,417	854	1,509
Noninterest expense	4,925	6,532	6,758	5,684

Loss before provision for income taxes	(1,363)	(20,029)	(12,729)	(11,417)
Income tax benefit	-	-	-	(1,800)
Net loss	$(1,363)	$(20,029)	$(12,729)	$(9,617)

Earnings per share:
Basic	$(0.22)	$(3.18)	$(1.95)	$(1.33)
Diluted	$(0.22)	$(3.18)	$(1.95)	$(1.33)
Weighted average common shares:
Basic	6,296,698	6,299,681	6,525,481	7,250,111
Diluted	6,296,698	6,299,681	6,525,481	7,250,111

2008

	Quarters ended
	March 31	June 30	September 30	December 31
Interest income	$11,680	$11,662	$11,472	$10,573
Interest expense	6,522	6,302	6,288	6,267
Net interest income	5,158	5,360	5,184	4,306

Provision for loan losses	466	943	4,618	14,433
Noninterest income	1,331	1,233	1,204	1,252
Noninterest expenses	4,917	5,366	5,989	35,377

Income (loss) before provision for income taxes	1,106	284	(4,219)	(44,252)
Income tax expense (benefit)	370	95	(1,413)	(1,286)
Net income (loss)	736	189	(2,806)	(42,966)
Cash dividends declared on preferred stock	326	326	326	327
Net income (loss) available to common shareholders	$410	$(137)	$(3,132)	$(43,293)

Earnings per share:
Basic	$0.07	$(0.02)	$(0.50)	$(6.88)
Diluted	$0.10	$(0.02)	$(0.50)	$(6.88)
Weighted average common shares:
Basic	5,469,281	6,333,833	6,302,459	6,296,698
Diluted	7,122,692	6,333,833	6,302,459	6,296,698

Note 24—Stock Repurchase Program

On December 1, 2006, the Company’s Board of Directors originally authorized a stock repurchase program of up to 50,000 of its common shares outstanding for a period of six months ending May 31, 2007. On August 18, 2008, the number of shares authorized for repurchase was increased to 157,000 shares. This stock repurchase program was extended for consecutive six-month periods, the most recent of which expired on November 30, 2008.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 24— Stock Repurchase Program – (continued)

The repurchases are made through registered broker-dealers from shareholders in open market purchases at the discretion of management. The Company intends to hold the shares repurchased as treasury shares and may utilize such shares to fund stock benefit plans or for any other general corporate purposes permitted by applicable law. As of December 31, 2009, the Company had purchased 106,981 shares at a weighted average price of $10.58 per share (shares and per share prices reflect all stock splits and dividends). The shares repurchased under the stock repurchase program are included in treasury shares in the accompanying Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss).

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

Carolina National was a South Carolina corporation registered as a bank holding company with the Federal Reserve Board. Carolina National engaged in a general banking business through its subsidiary, Carolina National Bank and Trust Company, a national banking association, which commenced operations in July 2002. As a result of the Merger, First National moved its Columbia loan production office to Carolina National’s former main office and full-service branch and the former Carolina National loan production office in Rock Hill moved to the First National loan production office in Rock Hill which was closed in May of 2009 when the full-service branch and market headquarters for the Northern region opened.

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

The Company recorded an after-tax noncash accounting charge of $28.7 million during the fourth quarter of 2008 as a result of the annual testing of goodwill for impairment as required by GAAP.  The impairment analysis was negatively impacted by the unprecedented weakness in the financial markets. The first step of the goodwill impairment analysis involves estimating a hypothetical fair value and comparing that with the carrying amount or book value of the entity. Management’s initial comparison suggested that the carrying amount of goodwill exceeded its implied fair value due to our low stock price, consistent with that of most publicly-traded financial institutions.  Therefore, the Company was required to perform the second step of the analysis to determine the amount of the impairment.  Management prepared a discounted cash flow analysis which established the estimated fair value of the entity and conducted a full valuation of the net assets of the entity.  Following these procedures, management determined that no amount of the net asset value could be allocated to goodwill and recorded the impairment to the goodwill balance as a noncash accounting charge to our earnings in 2008.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 25— Merger with Carolina National Corporation and Goodwill – (continued)

The following pro forma financial information presents the combined results of operations for the years ended December 31, 2008, as if the Merger had occurred on January 1, 2008 (in thousands):

	First National
	Combined	Purchase		Pro Forma
	12/31/2008	Adjustments		Combined
Interest income:
Loans	$41,604	$-		$41,604
Securities	3,477	-		3,477
Other	306	(518	)(1)	(212)
Total interest income	45,387	(518)		44,869

Interest expense:
Deposits	22,039	-		22,039
Short-term debt	332	-		332
Long-term debt	3,008	-		3,008
Total interest expense	25,379	-		25,379
Net interest income	20,008	(518)		19,490
Loan loss provision	20,460	-		20,460

Noninterest income:
Mortgage banking income	2,251	-		2,251
Other	2,769	-		2,769
Total noninterest income	5,020	-		5,020

Noninterest expense:
Goodwill impairment	28,732	-		28,732
Salaries and employee benefits	11,429	-		11,429
Occupancy and equipment expense	3,375	-		3,375
Other real estate owned expenses	1,757	-		1,757
Data processing and ATM expense	1,303	-		1,303
Public relations	708	-		708
Other	4,345	-		4,345
Total noninterest expense	51,649	-		51,649

Intangibles amortization	-	11	(2)	11
Income (loss) before income taxes	(47,081)	(529)		(47,610)
Provision for income taxes	(2,234)	49	(3)	(2,185)
Net income (loss)	(44,847)	(578)		(45,425)

Preferred stock dividends	1,305	-		1,305
Net income (loss) available to common shareholders	$(46,152)	$(578)		$(46,730)

Weighted average common shares outstanding				6,360,138
Net income (loss) per common share				$(7.35)

Notes

(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 2.35% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the 150 declining balance line method.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Note 25— Merger with Carolina National Corporation and Goodwill – (continued)

The following pro forma financial information presents the combined results of operations for the twelve months ended December 31, 2007, as if the Merger had occurred on January 1, 2007 (in thousands).

	First National	Carolina National
	Stand-alone	Stand-alone	Purchase		Pro Forma
	Full Year 2007	Full Year 2007	Adjustments		Combined
Interest income:
Loans	$35,661	$15,540			$51,201
Securities	3,293	64			3,357
Other	1,014	792	(1,150	) (1)	656
Total interest income	39,968	16,396	(1,150)		55,214
Interest expense:
Deposits	18,872	$8,025			26,897
Short-term debt	2,568	10			2,578
Long-term debt	1,025	-			1,025
Total interest expense	22,465	8,035			30,500
Net interest income	17,503	8,361	(1,150)		24,714
Loan loss provision	1,396	209	-		1,605
Noninterest income:
Mortgage banking income	1,858	-	-		1,858
Other	2,293	386			2,679
Total noninterest income	4,151	386			4,537
Noninterest expense:
Salaries and employee benefits	7,876	2,859			10,735
Occupancy and equipment expense	2,030	893			2,923
Public relations	734	120			854
Data processing and ATM expense	702	468			1,170
Other	2,817	1,763			4,580
Total noninterest expense	14,159	6,103			20,262
Intangibles amortization	-	-	376	(2)	376
Income before income taxes	6,099	2,435	(1,526)		7,008
Provision for income taxes	2,039	1,021	(562	) (3)	2,498
Net income	4,060	1,414	(964)		4,510
Preferred stock dividends	626	-			626
Net income available to common shareholders	$3,434	$1,414	$(964)		$3,884

Weighted average common shares outstanding	3,696,464	2,582,825	305,330		6,584,619
Net income per common share	$0.93	$0.55			$0.59

Notes

(1)	To reduce interest income for the effects of cash used in the acquisition based upon a 5.5% rate earned on overnight funds.
(2)	To record amortization of the core deposit intangible using the sum of years’ digits method over a 10 year life.
(3)	To adjust income tax expense at a rate of 37% applied to the foregoing adjustments to income before income taxes.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There was no change in or disagreement with our accountants related to our accounting and financial disclosures.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Controls Over Financial Reporting

We are responsible for establishing and maintaining adequate internal controls over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, is included in Item 9A of this report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

PART III

Item 10. Directors, and Executive Officers and Corporate Governance.

Board of Directors and Executive Officers

The board of directors is divided into three classes with staggered terms, so that the terms of approximately one-third of the board members expire at each annual meeting. Set forth below is certain information about the director nominees. The terms of the Class II directors are expiring at the 2010 Annual Shareholders Meeting. The terms of the employment agreement executed with Mr. Mason on August 24, 2009, caused him to be elected to our board in connection with the election of directors where his term of office would otherwise expire, which, as a Class I director, would be at the 2012 Annual Shareholders Meeting. With the exception of Mr. Mason, Mr. Smith and Mr. Stern, each of the director nominees is also an organizer and director of our company’s subsidiary, First National Bank of the South, and has served in this capacity since each company’s inception in 1999. Mr. Smith and Mr. Stern joined our board in February of 2008, following the Merger.

Benjamin R. Hines, 54, Class II director, has been president of Spencer/Hines Properties, a commercial real estate firm located in Spartanburg, since 1986.  Mr. Hines graduated from Wofford College in 1978 with a bachelor’s degree in economics.  Licensed in North and South Carolina, Mr. Hines is a Certified Commercial Investment Member.  He also serves on the boards of South Carolina Christian Foundation, as well as the Spartanburg Regional Hospital System Foundation.  We believe that Mr. Hines’ extensive executive and management experience, including his knowledge of the real estate industry, qualifies him to serve on our Board.

Joel A. Smith, III, 64, Class II director, was Dean of the Moore School of Business at the University of South Carolina from October of 2000 until September of 2007.  From June of 1998 until August of 2000, Mr. Smith was President of the East Region of Bank of America.  Prior to that time, from 1991 through June of 1998, Mr. Smith was President of NationsBank Carolinas.  Additionally, he serves on the board of directors and as Chairman of the Nomination and Governance Committees of Oclaro, Inc.  We believe that Mr. Smith’s long and varied business career, including his extensive executive and management experience in the banking industry and his service as a board member of a publicly-traded company, qualifies him to serve on our Board.

William H. Stern, 53, Class II director, has been President of Stern & Stern and Associates, a commercial real estate development company, since 1984. Mr. Stern currently serves as Chairman of the South Carolina State Ports Authority. We believe that Mr. Stern’s extensive executive and management experience, including his knowledge of the real estate industry, qualifies him to serve on our Board.

Peter E. Weisman, 72, Class II director, is a developer and is the owner and managing member of Peter Weisman/Kinney Hill Associates, LLC, a real estate development company established in 1989 and located in Spartanburg. He has been a managing member of P&J Realty Management Co., LLC, since it was established in 1968. Mr. Weisman is a registered architect in four states, a construction manager licensed by the state of South Carolina, as well as a member of the American Institute of Architects and the National Council of Architectural Registration Boards. He graduated from the University of Pennsylvania in 1961 with a degree in architecture. We believe that Mr. Weisman’s long and varied business career, including his knowledge of the real estate industry, qualifies him to serve on our Board.

Donald B. Wildman, 60, Class II director, is a managing partner of the law firm of Johnson, Smith, Hibbard, and Wildman, LLP. Mr. Wildman has been a transactions attorney with the firm since 1974. He graduated from Wofford College in 1971 with a bachelor of arts degree and received his juris doctor from the University of South Carolina School of Law in 1974. We believe that Mr. Wildman’s long and varied business career, including his legal knowledge, qualifies him to serve on our Board.

J. Barry Mason, 49, Class I director, is the president and chief executive officer of First National Bancshares, Inc. and the First National Bank of the South. He is a native South Carolinian and has over 25 years of banking experience. Mr. Mason formerly served as the executive vice president and chief lending officer for Arthur State Bank and was a member of the board of directors of the bank and its holding company, Arthur State Bancshares, Inc. Mr. Mason graduated from Wofford College in 1982 with a bachelor of arts degree in economics. We believe that Mr. Mason’s long and varied banking career, including his extensive executive and management experience, qualifies him to serve on our Board.

Set forth below is also information about each of our other directors and executive officers. The terms of the Class III directors will expire at the 2011 Annual Shareholders Meeting. The terms of the Class I directors will expire at the 2012 Annual Shareholders Meeting. With the exception of Mr. Johnson and Mr. Staton, each of the directors listed below is also an organizer and director of our company’s subsidiary, First National Bank of the South, and has served in this capacity since each company’s inception in 1999. Mr. Johnson and Mr. Staton joined our board in February of 2008, following the Merger.

C. Dan Adams, 50, Class III director, is the Chairman of our board of directors. Mr. Adams has been the president and principal owner of The Capital Corporation of America, Inc., an investment banking company located in Greenville/Spartanburg, since 1991. Prior to joining The Capital Corporation, Mr. Adams served as vice president with C&S National Bank, where he was employed for twelve years. Mr. Adams graduated from the University of South Carolina Upstate in 1983 with a degree in business administration. He graduated in 1989 from The Banking School of the South at Louisiana State University and is a Certified Commercial Investment member. We believe that Mr. Adams’ extensive executive and management experience, including his experience in the banking industry, qualifies him to serve on our Board.

Mellnee G. Buchheit, 62, Class I director, has been the president of Buchheit News Management, Inc., a firm specializing in media investments, since 1993. She also serves as a director for Wayne Printing Co., Inc. and Hometown News, Inc. Ms. Buchheit graduated from Winthrop University with a degree in education in 1969. We believe that Ms. Buchheit’s long and varied business career, including her extensive executive and management experience, qualifies her to serve on our Board.

Martha Cloud Chapman, 87, Class III director, graduated from the University of North Carolina – Greensboro in 1942 with a degree in art. Ms. Chapman previously was the first female board member of the Spartanburg County Foundation, the South Carolina Development Board, and the South Carolina Mining Council, and she served as the chairperson of Governor Jim Edwards Inaugural Ball. She has served as a board member of the Walker Foundation, Charles Lea Center Foundation, Queens College, Spartanburg Methodist College, the Spartanburg Girls Home, the Boys and Girls Home, the YMCA and the Music Foundation. We believe that Mrs. Chapman’s long and varied involvement in leadership roles in the community and her experience with a number of other boards qualifies her to serve on our Board.

W. Russel Floyd, Jr., 59, Class I director, has been the president of W. R. Floyd Services, Inc., a funeral home, and W. R. Floyd Corporation, a cemetery operation located in Spartanburg, since 1978. He has also served as the vice president of Piedmont Crematory since 1980. He also served as the president of Business Communications, Inc., a local provider of telephone services and equipment, from 1984 to 2009. Mr. Floyd graduated from the University of North Carolina – Chapel Hill in 1972 with a bachelor of science degree in business administration, and he received a bachelor of arts degree in psychology from the University of North Carolina – Charlotte in 1977. We believe that Mr. Floyd’s extensive executive and management experience, including his experience as an owner and operator of several companies, qualifies him to serve on our Board.

Dr. C. Tyrone Gilmore, Sr., 66, Class III director, served as and retired from the position of Superintendant for Spartanburg County School District No. 7. He graduated from Livingstone College in 1965 with a bachelor of arts degree. Dr. Gilmore earned his Master’s degree in 1971 from Converse College and received his Ed. S. in Educational Administration studies in 1976 from the University of South Carolina – Upstate. We believe that Dr. Gilmore’s long and varied business career, including his extensive executive and management experience, qualifies him to serve on our Board.

I.S. Leevy Johnson, 67, Class I director, has been an attorney with Johnson, Toal & Battiste, P.A. since 1976. He graduated from Benedict College in 1965 with a bachelor of science degree and received his juris doctor from the University of South Carolina School of Law in 1968. Mr. Johnson is also an owner of Leevy Johnson Funeral Home, Inc.  We believe that Mr. Johnson’s long and varied business career, including his extensive executive and management experience and legal knowledge, qualifies him to serve on our Board.

Norman F. Pulliam, 67, Class I director, was founder and formerly chairman of the board of Pulliam Investment Company, Inc., a real estate development and investment firm located in Spartanburg, until 2006. Mr. Pulliam served as board chairman from First National’s inception until June 2005, and now serves as chairman emeritus. He currently serves as Chairman of the Spartanburg Regional Hospital Foundation and serves on the board of the South Carolina Department of Natural Resources. He is a graduate of Clemson University and Harvard University School of Business Administration. We believe that Mr. Pulliam’s long and varied business career, including his service as our former Board chairman, qualifies him to serve on our Board.

Robert E. Staton, Sr., 63, Class III director, has been Executive Vice President External Relations for Presbyterian College since January 2007, served as President of the United Way of South Carolina from May of 2002 until December of 2005 and was Chairman, President and Chief Executive Officer of Colonial Life & Accident Insurance company from 1994 until his retirement in July of 2001. We believe that Mr. Staton’s long and varied business and academic career, including his experience as chairman and CEO of a large corporation in the financial services industry, qualifies him to serve on our Board.

Coleman L. Young, Jr., 53, Class III director, has been the president of CLY, Inc., a dry cleaning business located in Spartanburg, since 1994. Mr. Young also serves as property manager for Coleman Young Family Limited Partnership, a real estate development company, and is chairman of Upward Unlimited, a non-profit ministry headquartered in Spartanburg. Mr. Young graduated from Clemson University in 1979 with a bachelor of science degree. We believe that Mr. Young’s extensive executive and management experience, including his experience as an owner and operator of a company, qualifies him to serve on our Board.

Kitty B. Payne, CPA, 39, is executive vice president and chief financial officer of First National Bancshares, Inc. and First National Bank of the South. She has over 17 years of experience in the financial services industry, including seven years with KPMG LLP as a senior tax manager where she worked extensively with community banks in the Carolinas. Ms. Payne received her bachelor’s degree in financial management and accounting from Clemson University in 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers and certain other individuals are required to report periodically their ownership of our common and preferred stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any written representations made to us, it appears that these forms were filed in a timely fashion during 2009.

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

As a mechanism to encourage compliance with the Code of Ethics, we have adopted a policy regarding our method of receiving, retaining and treating complaints received regarding accounting, internal accounting controls or auditing matters. This policy ensures that employees may submit concerns in good faith regarding questionable accounting or auditing matters in a confidential and anonymous manner without fear of dismissal or retaliation of any kind. A copy of the Code of Ethics can be found in the investor relations section of our website, www.fnbwecandothat.com.

Audit Committee

The audit committee is composed of Coleman L. Young, Jr. (Chairman), Mellnee G. Buchheit, W. Russel Floyd, Jr., Dr. C. Tyrone Gilmore, Sr., Benjamin R. Hines, I. S. Leevy Johnson, and Joel A. Smith, III. Effective March 23, 2009, Joel A. Smith, III entered into an agreement with the bank to undertake executive management consulting responsibilities as requested by the board of directors. While Mr. Smith served in this capacity, he could not be considered independent. Effective August 5, 2009, Mr. Smith resumed his position on the audit committee, after concluding his consulting responsibilities. The audit committee met six times in 2009. Each member is considered independent as contemplated in the listing standards of The NASDAQ Capital Market.

The functions of the audit committee are set forth in its charter, which is included in the Investor Relations section of our website, www.fnbwecandothat.com. The initial charter was adopted in March 2000 and was most recently ratified in March 2009 with no amendments. The audit committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to the board of directors.

The board of directors believes that each current member of our audit committee is financially literate and fully qualified to monitor the performance of management, our public disclosures of our financial condition and performance, our internal accounting operations, and our independent registered public accounting firm. The audit committee does not include an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission, as no individual committee member meets the five attributes and qualifies as an “audit committee financial expert.” However, we believe that our committee members collectively are capable of and/or have (i) an understanding of GAAP and financial statements, (ii) the ability to assess the general application of GAAP in connection with the accounting for estimates, accruals and reserves, (iii) experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and complexity of issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be inherent in our financial statements, (iv) understanding internal controls and procedures for financial reporting, and (v) understanding audit committee functions, all of which are attributes of an “audit committee financial expert” under the current rules adopted by the SEC.

Board Leadership Structure and Role in Risk Oversight

We are focused on the company’s corporate governance practices and value independent board oversight as an essential component of strong corporate performance to enhance shareholder value.  Our commitment to independent oversight is demonstrated by the fact that all of our directors, except our chief executive officer and Mr. Wildman due to his role in the management of related party entities, are independent.  In addition, all of the members of our board’s audit, compensation, and nominating committees are independent.

Our board believes that it is preferable for an independent director to serve as chairman of the board.  We believe it is the chief executive officer’s responsibility to run the company and the chairman’s responsibility to run the board.  We believe it is in our best interests and that of our shareholders to have an independent chairman whose sole job is leading the board.  This will also ensure there is no duplication of effort between the chief executive officer and the chairman.  We believe this structure provides strong leadership for the board, while also positioning the chief executive officer as the leader of the company in the eyes of our customers, employees and other stakeholders.

Our audit committee is responsible for overseeing the company’s risk management processes on behalf of the full board.  The audit committee meets at least quarterly and oversees the entire audit function and appraises the effectiveness of internal and external audit efforts.  It receives reports from management at least quarterly regarding the company’s assessment of risks, including credit risk, market risk (including liquidity and interest rate risk), operational risk (including compliance and legal risk), strategic risk, and reputation risk, as well as the adequacy and effectiveness of internal control systems, Our vice president/internal audit manager directly reports to the audit committee and meets with this committee on at least a quarterly basis in executive sessions to discuss any potential risk or control issues involving management.  The audit committee reports regularly to the full board of directors, which also considers the company’s entire risk profile.  The full board of directors focuses on the most significant risks facing the company and the company’s general risk management strategy, ensuring that risks undertaken by the company are consistent with the board’s appetite for risk.  While the board oversees the company’s risk management, management is responsible for the day-to-day risk management processes.  We believe this division of responsibility is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

We recognize that different board leadership structures may be appropriate for companies in different situations.  We will continue to re-examine our corporate governance policies and leadership structures on an ongoing basis to ensure that they continue to meet the company’s needs.

Item 11.            Executive Compensation.

Compensation of Directors and Executive Officers

Summary of Cash and Certain Other Compensation

The following table summarizes the compensation paid to or earned by each of the named executive officers for the year ended December 31, 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(5)	Option Awards(6)	Non-Equity Incentive Plan Compensation(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	Value and All Other Compensation (8)	Total

J. Barry Mason(1)	2009	$88,846	550,000	240,250	738,452	-	-	5,797	$1,623,345
President, CEO and Director of the Company and the Bank	2008	-	-	-	-	-	-	-	-
									-
Jerry L. Calvert(3)	2009	246,038	-	-	-	-	-	24,932	270,970
Former President, CEO and Director of the Company and the Bank	2008	286,000	-	-	-	-	-	39,180	325,180
							-
Kitty B. Payne(2)	2009	164,000	-	-	-	-	-	8,781	172,781
Executive Vice President and Chief Financial Officer of the Company and the Bank	2008	162,616	-	-	-	-	-	12,644	175,260

Roger B. Whaley(9)	2009	123,077	-	-	-	-	-	346,856	469,933
Former Executive Vice President	2008	184,615	-	-	-	-	-	191,699	376,314

David H. Zabriskie(4)	2009	147,878	-	-	-	-	-	8,622	156,500
Former Executive Vice President and Chief Lending Officer of the Bank	2008	$178,460	-	-	-	-	-	15,436	$193,896

(1)
The minimum base salary of Mr. Mason is specified in his executed employment agreement is subject to review annually by the compensation committee, is ratified by the company’s board of directors, and has been approved by the appropriate regulatory authorities.  Mr. Mason’s agreement was executed on August 24, 2009.  Although we are subject to certain limitations placed upon us by our previously disclosed regulatory enforcement action including restrictions on increasing the salaries paid to our executive officers, Mr. Mason’s employment agreement was approved by the appropriate regulatory authorities subsequent to our enforcement action dated April 29, 2009 and, as such, certain payments required by the agreement, such as payments upon change in control, are enforceable.

(2)
The minimum base salary of Ms. Payne, as specified in her executed employment agreement, is subject to review annually by the compensation committee and is ratified by the company’s board of directors.  Ms. Payne’s base salary, which is set forth in the Summary Compensation Table, has not increased subsequent to the execution of her employment agreement on December 31, 2008, due to the reduced profitability of the company.  As a result of our regulatory enforcement action, certain payments (including, but not limited to, payments upon a change in control) to Ms. Payne are prohibited.  These restrictions will remain in effect until we are no longer subject to this regulatory enforcement action.

(3)	Mr. Calvert resigned from his position at First National effective November 3, 2009.
(4)	Mr. Zabriskie accepted a transfer to a nonexecutive role in July 2009 and resigned his position at First National effective November 3, 2009.
(5)
On August 24, 2009, Mr. Mason was awarded 250,000 shares of restricted common stock. These shares vest ratably over a period of five years. The amount in this column represents the aggregate grant date fair value of these restricted shares.

(6)
The amount in this column reflects the aggregate grant date fair value of Mr. Mason’s option grant dated September 30, 2009, in accordance with FASB ASC Topic 178, which outlines the accounting requirements for awards pursuant to the company’s stock option plan. Assumptions used in the calculation of this amount for the fiscal year ended December 31, 2009, are included in footnote 17 to the company’s audited financial statements for the fiscal year ended December 31, 2009, included in the company’s Annual Report on Form 10-K.

(7)	No awards were granted under the First National Incentive Plan (“FNIP”) for the fiscal years ended December 31, 2009 or 2008, due to the bank’s reduced profitability.
(8)
The amount attributable to each such perquisite or benefit for each named executive officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named officer. All other compensation includes the following items: (a) premiums for the portion of the death benefits shared by the company with the named executive officers pursuant to bank owned life insurance, (b) premiums for life, accident and long-term disability insurance policies, (c) the dollar amount recognized for financial statement reporting purposes for shares allocated to each named executive officer under the First National Employee Stock Ownership Plan, (d) company contributions under the 401k plan until May 31, 2009, when this benefit ws discontinued due to the reduced profitability of the company, (e) car allowance or value attributable to personal use of company provided automobiles, (f) club dues, (g) in the case of Mr. Mason, premiums for medical and dental coverage, (h) in the case of Mr. Calvert, premiums for keyman life insurance and medical and dental insurance coverage, (i) in the case of Mr. Whaley, premiums for health insurance coverage and (j) in the case of Mr. Whaley, pursuant to the terms of the merger agreement approved by the shareholders of First National and Carolina National to effect the acquisition of Carolina National, effective January 31, 2008, the 2009 change in control payment of $342,654 and the 2008 payment of approximately $155,000 as a result of the conversion during 2008 of warrants to purchase shares of Carolina National,.

(9)
Mr. Whaley became an executive officer of First National following the acquisition of Carolina National, effective January 31, 2008.  On January 30, 2009, Mr. Whaley notified First National of his resignation as Executive Vice President, effective January 30, 2009.  On February 1, 2009, First National Bank of the South entered into a consulting agreement with Mr. Whaley for a term of six months to terminate on July 31, 2009.  Mr. Whaley’s compensation for this six-month period is $100,000 paid in a lump sum on February 1, 2009, which is reflected in his 2009 salary amount of $123,077.

Employment Agreements

The company recognizes that the named executive officers’ contributions to the growth and success of the company are substantial.  The company desires to provide for the continued employment of the named executive officers, to reinforce and encourage the continued dedication of these individuals to the company and to promote the best interest of the company and its shareholders.  As a result of our previously disclosed regulatory enforcement action dated April 27, 2009, certain payments (including, but not limited to, payments upon a change in control) to Ms. Payne are prohibited.  These restrictions will remain in effect until we are no longer subject to this regulatory enforcement action.

On August 24, 2009, First National Bancshares, Inc., and its wholly-owned subsidiary, First National Bank of the South, entered into an employment agreement with J. Barry Mason to serve as the President and Chief Executive Officer of the company and its bank subsidiary. This agreement is for a term of three years and is extended automatically at the end of each year so that the remaining term continues to be three years. Under the agreement, Mr. Mason receives a base salary of not less than $275,000 per year, which may be increased from time to time with the approval from the board of directors. He also receives his medical insurance premium. Mr. Mason is eligible to receive a lump sum bonus of $200,000 upon the successful completion of the Bank’s capital restoration plan. In lieu of an additional cash bonus, at Mr. Mason’s request, he was also issued 250,000 shares of the company’s common stock, subject to certain vesting requirements. He is eligible to receive an annual cash bonus of up to 50% of his base salary based on the accomplishment of performance goals established by the board of directors.

Mr. Mason is entitled to a term life insurance policy in the amount of $500,000 payable to his designated beneficiaries and an accident liability policy totaling $1,000,000. Mr. Mason also received an option to purchase 1,000,000 shares of the company’s common stock, subject to certain vesting restrictions. Mr. Mason will receive an automobile and payment of club dues and is entitled to participate in all retirement, welfare, and other benefit plans of the Company and the Bank. During his employment and for a period of one year thereafter, or during any period that Mr. Mason is receiving a severance payment under the agreement, he is prohibited from (a) competing with the Company or the Bank within a radius of 40 miles of the main office or any branch or loan production office; (b) soliciting the Company’s or the Bank’s customers for a competing business; or (c) soliciting the Company’s or Bank’s employees for a competing business.

On December 31, 2008, First National Bancshares, Inc. and its wholly owned subsidiary, First National Bank of the South, entered into an employment agreement with Kitty B. Payne.  Pursuant to the agreement, Ms. Payne serves as an Executive Vice President and the Chief Financial Officer of the company and the bank and receives a minimum annual base salary of $164,000.  Due to restrictions on increases in executive compensation in place as a result of our bank’s capital classification, Ms. Payne’s annual base salary may not be increased without OCC approval.

Ms. Payne’s agreement is for a term of two years and is extended automatically at the end of each year so that the remaining term continues to be two years; however, the executive or the employer may at any time fix the term to a finite period of two years.  Ms. Payne is entitled to participate in all employee benefit plans or programs of the company and its bank subsidiary, as well as club dues.  During Ms. Payne’s employment and for a period of one year thereafter, Ms. Payne is prohibited from (a) competing with the company or the bank within a radius of 30 miles of any office or branch; (b) soliciting the company’s or bank’s customers for a competing business; or (c) soliciting the company’s or the bank’s employees for  competing business.  Notwithstanding the foregoing, Ms. Payne may serve as an officer of or consultant to a depository institution or holding company with offices in the restricted territory, if such employment does not involve the restricted territory.

If we terminate the employment agreement for Ms. Payne without cause before or after a change in control, or if Ms. Payne terminates her agreement for good reason within the 90-day period beginning on the 30th day after a change in control, she will be entitled to severance in an amount equal to her then current monthly base salary multiplied by 12, plus any bonus which may have been earned or accrued through the date of termination (including any amounts awarded for previous years but which were not yet vested) and a pro rata share of any bonus with respect to the current fiscal year which may have been earned as of the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the number of shares covered by both exercisable and non-exercisable options owned by the individuals named in the Summary Compensation Table as of December 31, 2009, as well as the related exercise prices and expiration dates. Options are granted pursuant to the company’s stock option plan.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options				Number of Shares or Units of Stock that	Market Value of Shares or Units of Stock that
Name	Exercisable	Non- exercisable(1)	Option Exercise Price	Option Expiration Date	Have Not Vested(2)	Have Not Vested(2)

J. Barry Mason(3)	-	1,000,000	$1.00	8/24/2019	250,000	$167,500

Jerry L. Calvert(4)	-	-	-	-	338	226

Kitty B. Payne	12,760	-	$3.92	3/27/2010	-	-
	2,552	-	$4.23	12/3/2011	-
	3,402	851	$14.99	1/31/2015	-
	-	-	-	-	280	188

Roger B. Whaley(5)	-	-	-	-	-	-

David H. Zabriskie(4)	-	-	-	-	304	$204

(1)
Options granted pursuant to the company’s stock option plan expire ten years from the date of grant and vest at a rate of 20% each year on the first five anniversaries of the date of grant.  Vesting of options granted pursuant to Mr. Mason’s stock award agreement are described in footnote (3) below.

(2)
On May 31, 2004, the company adopted a leveraged Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of employee participants.  Employees become fully vested in their account balances after seven years of service with 20% of the shares allocated vesting each year, beginning with the third year of service.  As of December 31, 2009, Ms.  Payne had been credited with five full years of service following the adoption of the ESOP.  On their termination date of November 3, 2009, Mr. Calvert and Mr. Zabriskie had been credited with four full years of service.  Therefore, 338 and 304 shares with a market value of $226.00 and $224.00 were forfeited by Mr. Calvert and Mr. Zabriskie, respectively.

(3)
On September 30, 2009, the company entered into a stock award agreement with its new bank and holding company President and Chief Executive Officer, J. Barry Mason.  Pursuant to the stock award agreement with Mr. Mason dated August 24, 2009, the company granted Mr. Mason options to purchase one million shares of its common stock at an exercise price of $1.00 per share.  The options are not incentive stock options, as defined by Section 422 of the Internal Revenue Code, and vest ratably over each of the next three years ending August 24, 2012, with a ten-year expiration on August 24, 2019.  On August 24, 2009, Mr. Mason was awarded 250,000 shares of restricted common stock.  These shares vest ratably over a period of five years.

(4)
The last official day of employment for Mr. Calvert and Mr. Zabriskie was November 3, 2009.  Mr. Calvert and Mr. Zabriskie did not exercise their vested options within 30 days of this date, and, therefore, these options expired unexercised.  On January 30, 2009, Mr. Whaley notified First National of his resignation as Executive Vice President, effective January 30, 2009.  He did not exercise his vested options, and therefore, these options expired unexercised.

Director Compensation

The following table shows the fees paid to each of our elected directors for board meeting and committee meeting attendance in 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
C. Dan Adams, Chairman	$3,200	-	-	-	-	-	$3,200
Mellnee G. Buchheit	2,000	-	-	-	-	-	2,000
Martha C. Chapman	1,600	-	-	-	-	-	1,600
W. Russel Floyd, Jr.	1,200	-	-	-	-	-	1,200
Dr. C. Tyrone Gilmore, Sr.	3,600	-	-	-	-	-	3,600
Benjamin R. Hines	3,600	-	-	-	-	-	3,600
William Hudson(1)	2,400	-	-	-	-	-	2,400
I. S. Leevy Johnson	1,600	-	-	-	-	-	1,600
J. Barry Mason(2)	-	-	-	-	-	-	-
Norman F. Pulliam, Chairman Emeritus	2,000	-	-	-	-	-	2,000
Joel A. Smith, III	2,400	-	-	-	-	-	2,400
Robert E. Staton, Sr.	3,200	-	-	-	-	-	3,200
William H. Stern	2,800	-	-	-	-	-	2,800
Peter E. Weisman	3,200	-	-	-	-	-	3,200
Donald B. Wildman	2,000	-	-	-	-	-	2,000
Coleman L. Young, Jr.	$3,200	-	-	-	-	-	$3,200

(1)	Mr. Hudson resigned from the board of directors on February 27, 2009. The resignation was not due to disagreements with the company.
(2)
Mr. Mason, President and CEO of the Company and the Bank, became a member of the board of directors as of August 24, 2009 and received no directors’ fees during 2009.  Mr. Mason’s director compensation does not include amounts awarded to him during 2009 for services performed as President and CEO for the Company and the Bank.  These amounts are reflected in the Summary of Cash and Certain Other Compensation and the Security Ownership of Certain Beneficial Owners and Management.

Prior to suspending the payment of board fees on February 28, 2009 due to the bank’s reduced profitability, we paid our outside directors $800 for each board meeting they attended and $400 for each committee meeting they attended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table shows how much of our common stock is considered to be beneficially owned by the directors, named executive officers, and owners of more than 5% of the outstanding common stock, as of March 5, 2010. Unless otherwise indicated, the address of each beneficial owner is c/o First National Bancshares, Inc., 215 North Pine Street, Spartanburg, South Carolina 29302.

Name	Shares Beneficially Owned (1)	Right To Acquire (2)	Percent (3)
C. Dan Adams(4)	205,028	13,750	2.71%
Mellnee G. Buchheit	140,646	13,750	1.92%
Martha C. Chapman(5)	86,082	1,375	1.09%
W. Russel Floyd, Jr.(6)	155,499	13,750	2.10%
Dr. C. Tyrone Gilmore, Sr.	40,835	3,750	0.55%
Benjamin R. Hines(7)	141,770	6,875	1.85%
I.S. Leevy Johnson	45,970	9,123	0.68%
J. Barry Mason(8)	250,000	-	3.11%
Kitty B. Payne(9)	12,760	19,508	0.40%
Norman F. Pulliam	236,050	13,750	3.10%
Joel A. Smith, III	82,860	16,685	1.23%
Robert E. Staton, Sr.	52,127	9,810	0.77%
William H. Stern	162,764	18,313	2.25%
Peter E. Weisman(10)	142,445	13,750	1.94%
Donald B. Wildman	94,140	8,750	1.28%
Coleman L. Young, Jr.(11)	102,187	6,875	1.35%
Bank of Stockton(12)	450,000	-	5.59%

All directors, executive officers and owners of more than 5% of outstanding stock as a group (17 persons)	2,401,163	169,814	31.30%

(1)
Includes shares for which the named owner: has sole voting and investment power, has shared voting and investment power with a spouse or other family member in trust, or holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes. Does not include shares that may be acquired by exercising stock options or warrants.

(2)
Includes shares that may be acquired within the next 60 days by exercising vested stock options or warrants, but does not include any other stock options or warrants. See Note 17 – Stock Compensation Plans to the company’s audited financial statements for the fiscal year ended December 31, 2009, included in the company’s Annual Report on Form 10K, for more details on the beneficial owners’ right to acquire additional shares of common stock.

(3)
Based on 8,152,321 shares of common stock of the company outstanding as of March 5, 2010, less 106,981 shares held in treasury by the company, plus the number of shares which the named owner exercising all options or warrants has the right to acquire within 60 days, and that no other owners exercise any options or warrants.

(4)	Includes 84 shares in trust each for Carey Adams and Abby Adams, in which Mr. Adams acts as custodian. Includes 55,834 shares pledged as collateral for loans.
(5)	Shares are held in the name of Martha C. Chapman Revocable Trust, of which Ms. Chapman acts as trustee.
(6)	Includes 2,971 shares in trust each for Whitley Stevens Floyd and Frances Hunter Floyd, for which Mr. Floyd acts as custodian.
(7)	Includes 107,182 shares held in the name of The Hines Family Ltd Partnership, of which Mr. Hines is the sole voting member.
(8)
Pursuant to the stock award agreement entered into with Mr. Mason on September 30, 2009, he was granted 250,000 shares of restricted stock and options to purchase 1,000,000 shares of common stock. While Mr. Mason cannot transfer ownership of these shares, these share do convey to Mr. Mason all other customary shareholder rights and privileges, including voting rights. The shares vest ratably over a five-year period, beginning on the first anniversary of their grant date, and each year from 2010 through 2014, Mr. Mason will realize the right to transfer ownership of 50,000 shares on the anniversary date of the grant. The 1,000,000 stock options granted vest over the next three years on the anniversary date of the grant. Includes 250,000 shares of restricted stock, as to which Mr. Mason has full voting privileges. These restricted stock shares will vest ratably over the next five years on the anniversary date of the grant.

(9)	Includes 12,759 shares pledged as collateral for loans.
(10)	Includes 680 shares in trust for William Desvallees and 680 shares for Lucie Desvallees for which Mr. Weisman acts as custodian.
(11)	Includes 63,799 shares held in the name of the Coleman Young Family Limited Partnership, of which Mr. Young is the sole owner and voting member.
(12)	Bank of Stockton’s address is 301 East Miner Avenue, Stockton, California 95202.

Item 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions
Interests of Management and Others in Certain Transactions

We enter into banking and other transactions in the ordinary course of business with our directors and officers and their affiliates.  It is our policy that these related party transactions be on substantially the same terms (including price, interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  We do not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to us or the bank.  Loans to individual directors and officers must also comply with our bank subsidiary lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  We intend for all of our transactions with our affiliates to be on terms no less favorable to us than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.  Director independence is reviewed on an annual basis by the audit committee.

In February 2007, we entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by our bank subsidiary for a price of $5.5 million.  The related party entity is a limited liability company owned by a group of eight investors who serve as non-management directors of the company and our bank subsidiary as follows:  C. Dan Adams, Mellnee G. Buchheit, W. Russel Floyd, Jr., Benjamin R. Hines, Norman F. Pulliam, Weisman Associates Limited Partnership, a limited partnership of which Peter E. Weisman is the sole owner and voting member, Donald B. Wildman (as managing member) and the Coleman Young Family Limited Partnership, a limited partnership of which Coleman L. Young, Jr. is the sole owner and voting member.  The transaction was approved by the board of directors of our bank subsidiary.

In October 2007, we entered into a transaction with a related party entity to sell and subsequently lease back from the entity certain real properties previously owned by our bank subsidiary for a price of $3.6 million.  The related party is a limited liability company owned by a group of eight investors, seven of which serve as non-management directors of the company and our bank subsidiary as follows:  C. Dan Adams, Mellnee G. Buchheit, Benjamin R. Hines, Norman F. Pulliam, Peter E. Weisman, Donald B. Wildman (as managing member), and the Coleman Young Family Limited Partnership.  Each investor has approximately a one-eighth interest in the limited liability corporation.  The transaction was approved by the board of directors of our bank subsidiary.

Effective March 23, 2009, Joel A. Smith, III entered into an agreement with the company to undertake executive management consulting responsibilities in addition to his service as a member of the board of directors as requested by our board of directors.  The term of the consulting agreement was open-ended with either party having the right to terminate the agreement with ten days’ written notice to the other party.  As a consultant, Mr. Smith reported to the chairman of the board of directors.  Mr. Smith received compensation for these services based on a daily rate set forth in the agreement.  In his consulting role, Mr. Smith did not have the authority to act for or on behalf of the company or to bind the company to any contract except as granted by the express written consent of the board of directors.  While Mr. Smith served in this capacity, he could not be considered an independent member of the board of directors.  Effective August 5, 2009, Mr. Smith informed the audit committee that his consulting responsibilities had been completed, and it was concluded that he was once again an independent director and, as such, could once again serve on the audit committee in that capacity.

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

The company annually requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.  The company’s management annually reviews all transactions and relationships disclosed in the director and officer questionnaires, and the board of directors makes a formal determination regarding each director’s independence under NASDAQ Capital Market listing standards and applicable SEC rules.

In addition, the company’s bank subsidiary is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The bank is also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  Under Regulation O, the bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Director Independence

The board of directors has determined, based on recommendation from the audit committee, that each of our directors is independent, as contemplated in the listing standards of The NASDAQ Capital Market, except our CEO due to his service as our employee and Donald B. Wildman due to his role in the management of related party entities.

Item 14.      Principal Accounting Firm Fees and Services.

Consolidated Audit Fees

The aggregate fees billed for professional services rendered by Elliott Davis, LLC during the years ended 2009 and 2008 for the audit of our annual financial statements and reviews of those financial statements included in our quarterly reports filed on SEC Form 10-Q, as well as Form 10-K, respectively, totaled $132,650 and $105,000, respectively.  For the year ended December 31, 2008, these services included $10,000 in fees for the audit of the consolidated financial statements of Carolina National and its wholly-owned subsidiary, Carolina National Bank and Trust, as of and for the year ended December 31, 2007, prior to its merger with and into First National, effective January 31, 2008.

Audit — Related Fees

The aggregate fees billed for non-audit services, exclusive of the fees disclosed relating to audit fees, rendered by Elliott Davis, LLC during the years ended December 31, 2009 and 2008, were $29,150 and $25,500, respectively.  For the year ended December 31, 2009, these services included the review related to the private placement offering of our common stock.  For the year ended December 31, 2008, these fees included $12,700 for services related to First National’s acquisition of Carolina National.

Tax Fees

We did not engage Elliott Davis, LLC to provide, and the independent registered public accounting firm did not bill for, any tax services for First National during the years ended December 31, 2009 or 2008.  The aggregate fees billed for professional services rendered by Elliott Davis, LLC during the years ended December 31, 2009 and 2008 for tax services for Carolina National totaled $5,595 and $5,100, respectively.

All Other Fees

We did not engage the independent registered public accounting firm to provide, and the independent registered public accounting firm did not bill for, any other services during the years ended December 31, 2009 or 2008.

Oversight of Accountants; Approval of Accounting Fees

Under the provisions of its charter, the audit committee recommends to the board of directors the appointment of the independent registered public accounting firm for the next year, reviews and approves the independent registered public accounting firm’s audit plans, and reviews with the independent registered public accounting firm the results of the audit and management’s responses.  The audit committee has adopted pre-approval policies and procedures for audit and non-audit services.  The pre-approval process requires all services to be performed by our independent registered public accounting firm to be approved in advance by the audit committee, regardless of amount.  These services may include audit services, audit-related services, tax services and other services.  As part of the pre-approval process, our audit committee considers the nature of the services to be provided and evaluates the likelihood that the approval of these services will impair the independence of the independent registered public accounting firm in determining whether to approve the services to be performed by the independent registered public accounting firm.  The audit committee pre-approved the audit engagement, all audit-related engagements and all tax engagements for the services of Elliott Davis, LLC, our independent registered public accounting firm, paid during 2009 and 2008.

Item 15.       Exhibits.

(a)(1)  Financial Statements

The following consolidated financial statements are located in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008	87

•	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	88

•	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	89

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	90

•	Notes to the Consolidated Financial Statements	91

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger by and between First National Bancshares, Inc. and Carolina National Corporation dated as of August 26, 2007(1)

3.1	Articles of Incorporation(2)

3.2	Articles of Amendment to the Company’s Articles of Incorporation(3)

3.3	Articles of Amendment to the Company’s Articles of Incorporation(14)

3.4	Amended and Restated Bylaws(12)

4.1	Form of Certificate of Common Stock(2)

10.1	Employment Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason(3)*

10.2	Noncompete Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason(12)

10.3	Stock Award Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason(12)

10.4	Form of Stock Warrant Agreement, as amended(6)*

10.5	2000 First National Bancshares, Inc. Stock Incentive Plan and Form of Agreement(7)*

10.6	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(12)*

10.7	Amendment No. 1 to the Stock Incentive Plan(6)*

10.8	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.9	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.10	First National Incentive Plan for Executive Management(8)

10.12	Agreement to Sell, Purchase and Lease dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)

10.13	Lease Agreement dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)

10.15	First National Bancshares, Inc. 2008 Restricted Stock Plan(9)

10.16	Commitment letter to continue Agreements by and among First National Bancshares, Inc. and Nexity Bank, dated January 7, 2009(10)

10.17	Loan Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank(10)

10.18	Pledge Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank (10)

10.19	Promissory Note dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank (10)

10.20	Consent Order with OCC dated April 27, 2009(12)

10.21	Letter Agreement with Nexity Bank dated April 30, 2009(12)

10.22	Letter to Federal Reserve to decertify First National Bancshares as a financial holding company(12)

10.23	Loan Modification Agreement with Nexity Bank dated January 7, 2010

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to Exhibit 2.1 of the company’s Form S-4/A filed on November 7, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.

(3)	Incorporated by reference to the Company’s Form S-1/A filed on June 18, 2007.

(4)	Incorporated by reference to the Company’s Form S-4/A filed on November 7, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.

(6)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006, filed on March 20, 2007.

(8)	Incorporated by reference to the Company’s Form S-1 filed on April 5, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to the Company’s Form 8-K filed on April 1, 2009.

(11)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008, filed on May 1, 2009.

(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2009 filed on November 2, 2009.

(13)	Incorporated by reference to the Company’s Form 10Q for the quarter ended June 30, 2009 filed on August 14, 2009.

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

FIRST NATIONAL BANCSHARES, INC.

Date: March 10, 2010	By:	/s/ J. Barry Mason
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Barry Mason and C. Dan Adams as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Dan Adams
C. Dan Adams	Director, Chairman of the Board	March 10, 2010

/s/ Mellnee G. Buchheit
Mellnee G. Buchheit	Director	March 10, 2010

/s/ Martha Cloud Chapman
Martha Cloud Chapman	Director	March 10, 2010

/s/ W. Russel Floyd, Jr.
W. Russel Floyd, Jr.	Director	March 10, 2010

/s/ C. Tyrone Gilmore, Sr.
C. Tyrone Gilmore, Sr.	Director	March 10, 2010

/s/ Benjamin R. Hines
Benjamin R. Hines	Director	March 10, 2010

/s/ I.S. Leevy Johnson
I.S. Leevy Johnson	Director	March 10, 2010

/s/ J. Barry Mason
J. Barry Mason	Director; President and Chief Executive Officer	March 10, 2010

/s/ Kitty B. Payne	Chief Financial Officer, Principal Financial	March 10, 2010
Kitty B. Payne	and Accounting Officer

/s/ Norman F. Pulliam
Norman F. Pulliam	Director, Chairman Emeritus	March 10, 2010

/s/ Joel A. Smith, III
Joel A. Smith, III	Director	March 10, 2010

/s/ Robert E. Staton, Sr.
Robert E. Staton, Sr.	Director	March 10, 2010

Signature	Title	Date

/s/ William H. Stern
William H. Stern	Director	March 10, 2010

/s/ Peter E. Weisman
Peter E. Weisman	Director	March 10, 2010

/s/ Donald B. Wildman
Donald B. Wildman	Director	March 10, 2010

/s/ Coleman L. Young, Jr.
Coleman L. Young, Jr.	Director	March 10, 2010

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger by and between First National Bancshares, Inc. and Carolina National Corporation dated as of August 26, 2007(1)

3.1	Articles of Incorporation(2)

3.2	Articles of Amendment to the Company’s Articles of Incorporation(3)

3.3	Articles of Amendment to the Company’s Articles of Incorporation(14)

3.4	Amended and Restated Bylaws(12)

4.1	Form of Certificate of Common Stock(2)

10.1	Employment Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason(3)*

10.2	Noncompete Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason(12)

10.3	Stock Award Agreement dated August 24, 2009 between First National Bancshares, Inc., First National Bank of the South and J. Barry Mason(12)

10.4	Form of Stock Warrant Agreement, as amended(6)*

10.5	2000 First National Bancshares, Inc. Stock Incentive Plan and Form of Agreement(7)*

10.6	Employment Agreement dated December 31, 2008 between First National Bancshares, Inc., First National Bank of the South and Kitty B. Payne(12)*

10.7	Amendment No. 1 to the Stock Incentive Plan(6)*

10.8	Agreement to Sale, Purchase and Lease between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.9	Blanket Transfer Agreement between First National Bank of the South and First National Holdings, LLC for sale/leaseback transaction dated February 16, 2007(9)

10.10	First National Incentive Plan for Executive Management(8)

10.12	Agreement to Sell, Purchase and Lease dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)

10.13	Lease Agreement dated September 24, 2007 between First National Bank of the South and First National Holdings II, LLC(4)

10.15	First National Bancshares, Inc. 2008 Restricted Stock Plan(9)

10.16	Commitment letter to continue Agreements by and among First National Bancshares, Inc. and Nexity Bank, dated January 7, 2009(10)

10.17	Loan Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank(10)

10.18	Pledge Agreement dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank (10)

10.19	Promissory Note dated December 28, 2007 between First National Bancshares, Inc. and Nexity Bank (10)

10.20	Consent Order with OCC dated April 27, 2009(12)

10.21	Letter Agreement with Nexity Bank dated April 30, 2009(12)

10.22	Letter to Federal Reserve to decertify First National Bancshares as a financial holding company(12)

10.23	Loan Modification Agreement with Nexity Bank dated January 7, 2010

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to Exhibit 2.1 of the company’s Form S-4/A filed on November 7, 2007.

(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on September 21, 1999.

(3)	Incorporated by reference to the Company’s Form S-1/A filed on June 18, 2007.

(4)	Incorporated by reference to the Company’s Form S-4/A filed on November 7, 2007.

(5)	Incorporated by reference to the Company’s Form 8-K filed on August 22, 2005.

(6)	Incorporated by reference to the Company’s 10-QSB for the quarter ended March 31, 2000, filed on May 15, 2000.

(7)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006, filed on March 20, 2007.

(8)	Incorporated by reference to the Company’s Form S-1 filed on April 5, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 23, 2008.

(10)	Incorporated by reference to the Company’s Form 8-K filed on April 1, 2009.

(11)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008, filed on May 1, 2009.

(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2009 filed on November 2, 2009.

(13)	Incorporated by reference to the Company’s Form 10Q for the quarter ended June 30, 2009 filed on August 14, 2009.

The Exhibits listed above will be furnished to any security holder free of charge upon written request to Ms. Kitty B. Payne, Chief Financial Officer, First National Bancshares, Inc., Post Office Box 3508, Spartanburg, South Carolina, 29304.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.