Form 10-Q
period 2010-03-31
FIRST NATIONAL BANCSHARES INC /SC/
filed 2010-05-10
CIK 1095274

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________  to  __________

Commission file number 000-30523

First National Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina (State of Incorporation)	58-2466370 (I.R.S. Employer Identification No.)

215 N. Pine St. Spartanburg, South Carolina (Address of principal executive offices)	29302 (Zip Code)

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
Yes   ☐       No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 6, 2010, 8,297,608 shares of the issuer’s common stock (including 106,981 treasury shares owned by the registrant) were issued and outstanding.

Index

PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Cash and cash equivalents	$88,810	$65,968
Securities available for sale	59,283	99,112
Loans, net of allowance for loan losses of $23,310 and $25,408, respectively	483,875	511,753
Other real estate	17,727	9,315
Premises and equipment, net	7,919	8,120
Other nonmarketable equity securities	6,818	6,818
Income tax receivable	3,219	7,397
Bank owned life insurance	3,274	3,245
Other	5,188	5,961
Total assets	$676,113	$717,689

Liabilities and Shareholders' Deficit
Liabilities:
Deposits
Noninterest-bearing	$33,356	$34,172
Interest-bearing	572,006	607,319
Total deposits	605,362	641,491
FHLB advances	52,975	54,004
Junior subordinated debentures	13,403	13,403
Short-term borrowing	9,641	9,641
Accrued expenses and other liabilities	3,625	3,308
Total liabilities	685,006	721,847

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized;	4	5
400,600 and 520,600 shares issued and outstanding, respectively
Common stock, par value $0.01 per share, 100,000,000 shares authorized;	82	78
8,045,340 and 7,685,340 shares issued and outstanding, respectively, net of treasury shares
Treasury stock, 106,981 shares for each period, at cost	(1,131)	(1,131)
Unearned equity compensation	(678)	(678)
Additional paid-in capital and warrants	84,305	84,259
Retained deficit	(90,924)	(85,545)
Accumulated other comprehensive loss	(551)	(1,146)
Total shareholders' deficit	(8,893)	(4,158)

Total liabilities and shareholders' deficit	$676,113	$717,689

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Operations
(dollars in thousands, except share data) (unaudited)

	For the three months
	ended March 31,
	2010	2009
Interest income:
Loans	$5,681	$8,413
Taxable securities	789	797
Nontaxable securities	40	202
Federal funds sold and other	89	42
Total interest income	6,599	9,454

Interest expense:
Deposits	3,357	4,499
FHLB advances	453	517
Long-term debt	-	150
Junior subordinated debentures	83	131
Short-term borrowings	145	15
Total interest expense	4,038	5,312

Net interest income	2,561	4,142

Provision for loan losses	3,700	2,152

Net interest income (expense) after provision for loan losses	(1,139)	1,990

Noninterest income:
Service charges and fees on deposit accounts	395	400
Gain on sale of securities available for sale, net	149	183
Service charges and fees on loans	135	151
Mortgage banking income	-	712
Gain (loss) on sale of other real estate owned	(38)	45
Other	90	81
Total noninterest income	731	1,572

Noninterest expense:
Salaries and employee benefits	2,054	2,544
Occupancy and equipment expense	769	794
FDIC insurance premiums	757	131
Professional fees	295	200
Data processing and ATM expense	293	297
Loan related expenses	144	131
Telephone and supplies	126	161
Other real estate owned expense	112	52
Regulatory fees	87	49
Public relations	46	123
Loss on impairment of investment in equity securities	-	117
Other	288	326
Total noninterest expense	4,971	4,925

Net loss before income taxes	(5,379)	(1,363)
Provision for income taxes	-	-
Net loss	(5,379)	(1,363)
Cash dividends declared on preferred stock	-	-
Net loss available to common shareholders	$(5,379)	$(1,363)

Net loss per common share
Basic	$(0.68)	$(0.22)
Diluted	$(0.68)	$(0.22)
Weighted average common shares outstanding
Basic	7,917,340	6,296,698
Diluted	7,917,340	6,296,698

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

For the three months ended March 31, 2010 and 2009
(dollars in thousands, unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Unearned	Additional Paid-In Capital		Accumulated Other	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Equity Compensation	and Warrants	Retained Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance, December 31, 2008	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(478)	$83,401	$(41,807)	$568	$40,624
Grant of employee stock options	-	-	-	-	-	-	-	19	-	-	19
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(1,363)	-	(1,363)
Change in net unrealized gain on securities available for sale, net of income tax of $80	-	-	-	-	-	-	-	-	-	277	277
Reclassification adjustment for gains included in net loss, net of income tax of $62	-	-	-	-	-	-	-	-	-	(121)	(121)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(1,207)
Balance, March 31, 2009	720,000	$7	6,403,679	$64	(106,981)	$(1,131)	$(478)	$83,420	$(43,170)	$724	$39,436

Balance, December 31, 2009	520,600	$5	7,792,321	$78	(106,981)	$(1,131)	$(678)	$84,259	$(85,545)	$(1,146)	$(4,158)

Conversion of preferred shares into common shares	(120,000)	(1)	360,000	4	-	-	-	(3)	-	-	-
Grant of employee stock options	-	-	-	-	-	-	-	49	-	-	49
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	(5,379)	-	(5,379)
Change in net unrealized gain on securities available for sale, net of income tax of $357	-	-	-	-	-	-	-	-	-	693	693
Reclassification adjustment for gains included in net loss, net of income tax of $51	-	-	-	-	-	-	-	-	-	(98)	(98)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	(4,784)

Balance, March 31, 2010	400,600	$4	8,152,321	$82	(106,981)	$(1,131)	$(678)	$84,305	$(90,924)	$(551)	$(8,893)

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(dollars in thousands, unaudited)

	For the three months
	ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,379)	$(1,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	3,700	2,152
Depreciation	191	191
Amortization of purchase accounting adjustments	24	55
Amortization (accretion) of securities discounts and premiums, net	109	(63)
Gain on sale of securities available for sale, net	(149)	(183)
Writedown on other real estate owned	1,083	2
Loss (gain) on sale of other real estate owned	38	(46)
Valuation adjustment on nonmarketable equity securities	-	117
Origination of residential mortgage loans held for sale	(1,085)	(85,923)
Proceeds from sale of residential mortgage loans held for sale	1,085	89,933
Compensation expense under equity compensation programs	61	19
Changes in prepaid and accrued amounts:
Prepaid expenses and other assets	4,592	(1,483)
Accrued expenses and other liabilities	305	(426)
Net cash provided by operating activities	4,575	2,982

Cash flows from investing activities:
Proceeds from maturities/prepayment of securities available for sale	1,937	7,649
Proceeds from sales of securities available for sale	40,831	7,040
Purchases of securities available for sale	(1,998)	(6,588)
Proceeds from sale of other real estate owned	151	1,847
Loan repayments, net of disbursements	14,494	16,399
Net (purchases) sales of premises and equipment	10	(555)
Redemption of FHLB and other stock	-	741
Net cash provided by investing activities	55,425	26,533

Cash flows from financing activities:
Increase in FHLB advances	-	23,725
Repayment of FHLB advances	(1,029)	(41,994)
Net decrease in federal funds purchased and other short-term borrowings	-	(11,873)
Net increase (decrease) in deposits	(36,129)	49,851
Net cash provided by (used in) financing activities	(37,158)	19,709

Net increase in cash and cash equivalents	22,842	49,224

Cash and cash equivalents, beginning of year	65,968	7,700
Cash and cash equivalents, end of period	$88,810	$56,924

See accompanying notes to unaudited consolidated financial statements.

FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

Note 1 – Nature of Business and Basis of Presentation

Business Activity

First National Bancshares, Inc.

First National Bancshares, Inc., referred to herein as the “Company” or “First National,”  was organized as a South Carolina corporation in 1999 to serve as the holding company for First National Bank of the South, a national banking association, referred to herein as the "Bank." The Bank currently maintains its corporate headquarters in Spartanburg, South Carolina, and a network of full-service branches in select markets across the state.   The Company has been adversely affected by the recent collapse of the market economy, and based on its tangible equity ratio as of March 31, 2010, the Bank was deemed to be critically undercapitalized, primarily as a result of its increased provisions for loan losses during 2008 and 2009 and through the first quarter of 2010.  This development was also based on the Company’s maintenance of excess liquidity on its balance sheet and the expected fluctuations of this tangible equity ratio that occur as a result.  The Company is implementing a strategy to increase its capital levels by raising additional capital, limiting its growth, and decreasing assets.  Specifically, the Bank plans to reduce its balance sheet as brokered certificates of deposits mature and are not renewed. In addition, to raise additional capital, the Company has engaged various professional advisors and is executing a capital plan that may include issuing common stock, preferred stock, or other financing alternatives that are treated as capital for capital adequacy ratio purposes.  The Company is in active negotiations with potential investors and plans to raise additional capital in the next few months; however, there are no assurances that such issuance will be completed.

The Company’s assets consist primarily of its investment in the Bank, and its primary activities are conducted through the Bank. As of March 31, 2010, its consolidated total assets were $676.1 million, its consolidated total loans were $507.2 million, and its consolidated total deposits were $605.4 million.

The Company’s net income or loss is dependent primarily on its net interest income or loss, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities. The Company’s net income or loss is also affected by its noninterest income, derived principally from service charges and fees on deposit accounts and fees earned upon the origination, sale and/or servicing of financial assets such as loans and investments, as well as the level of noninterest expenses such as salaries, employee benefits, and occupancy costs. In addition, the provision the Company records for loan losses to maintain an adequate allowance for loan losses significantly contributed to the losses incurred during 2008 and 2009 and into the three-month period ended March 31, 2010.

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

As part of the Company’s previous strategic plan for growth and expansion, it executed the acquisition of Carolina National Corporation (“Carolina National”) effective January 31, 2008, (the “Merger”). Through the Merger, Carolina National’s wholly-owned bank subsidiary, Carolina National Bank and Trust Company, a national banking association, became a subsidiary of First National, and, as of the close of business on February 18, 2008, was merged with and into the Bank. On May 30, 2008, the core bank data processing system was successfully converted, bringing closure to the substantial undertaking of blending the two banks into one cohesive statewide branch network.

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

The Bank relies on its statewide branch network as a vehicle to deliver products and services to the customers in its markets throughout South Carolina. While it offers traditional banking products and services to cater to its customers and generate noninterest income, it also provides a variety of unique options to complement its core business features. Combining these options with standard features allows it to maximize its appeal to a broad customer base while capitalizing on noninterest income potential. The Bank has offered trust and investment management services since August 2002, through a strategic alliance with Colonial Trust Company (“Colonial Trust”), a South Carolina private trust company established in 1913. Through a more recent alliance with a third party, it offers business expertise in a variety of areas, such as human resource management, payroll administration, risk management, and other financial services through a fee-based residual income arrangement. In addition, it earns income through the origination and sale of residential mortgages. Management believes that each of these distinctive services represents not only an exceptional opportunity to build and strengthen customer loyalty but also to enhance the Bank’s financial position with noninterest income, as management believes they are less directly impacted by current economic challenges.

Since 2003, the Company has expanded into four additional markets in South Carolina. In 2004, the Bank opened its first full-service branch in South Carolina’s coastal region. Also in 2007, it opened two full-service branches in the Greenville market in the upstate region of South Carolina. On February 19, 2008, the four Columbia full-service branches of Carolina National Bank and Trust Company began to operate as First National Bank of the South. In July 2008, First National opened its fifth full-service branch in the Midlands region in Lexington.  In May of 2009, it opened its first full-service branch and market headquarters in the Tega Cay community of Fort Mill, South Carolina.

Regulatory Matters

Due to the Bank’s financial condition, the Office of the Comptroller of the Currency (the “OCC”) has required that the Bank’s Board of Directors sign a formal enforcement action with the OCC which conveys specific actions needed to address certain findings from their examination and to address the Bank’s current financial condition.  On April 27, 2009, the Bank entered into a consent order with the OCC, which contains a list of strict requirements ranging from a capital directive, which required it to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be well-capitalized, to developing a liquidity risk management and contingency funding plan, in connection with which the Bank will be subject to limitations on the maximum interest rates it can pay on deposit accounts.  The consent order also contains restrictions on future extensions of credit and requires the development of various programs and procedures to improve the Bank’s asset quality as well as routine reporting on its progress toward compliance with the consent order to the Board of Directors and the OCC.  As a result of the terms of the executed consent order, the Bank is no longer deemed “well-capitalized,” regardless of its capital levels.  The Federal Reserve Bank of Richmond (the “FRB”) has also required the Company to enter into a written agreement which contains provisions similar to the articles in the Bank’s consent order with the OCC.  The Company and the Bank are continuing their efforts to comply with the requirements of these two agreements in accordance with the applicable prescribed deadlines.

The consent order with the OCC requires the establishment of certain plans and programs.  The Bank has established a compliance committee to monitor and coordinate compliance with the consent order.  The committee consists of five members of the Bank’s Board of Directors and meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each article of the consent order.

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

On July 24, 2009, the Bank’s board submitted a written strategic plan and capital plan to the OCC covering a three-year period which included an action plan for increasing the Bank’s capital ratios to the minimums set forth in the consent order.  The order also required the Bank to achieve and maintain Tier 1 capital at least equal to 11% of risk-weighted assets and at least equal to 9% of adjusted total assets by August 25, 2009.  The Bank has been working on efforts to achieve the capital levels imposed under the consent order. However, the  Bank did not achieve these minimum capital levels by August 25, 2009, the deadline specified in the consent order.  On September 28, 2009, the Bank resubmitted its capital plan and strategic plan to incorporate recent developments in its business strategy and the impact of the change in the Bank’s president and CEO on its operations.  The Bank is working with the OCC and responding to feedback on the capital plan and strategic plan.  Once the Board of Directors receives the OCC’s written determination of no supervisory objection, the Board of Directors will adopt and implement the plans.

On June 15, 2009, the Company entered into a written agreement with the FRB, which contains provisions similar to the articles in the Bank’s consent order with the OCC.  The Company has taken action to comply with each article of the written agreement to date and has submitted all materials requested to the FRB in a timely fashion.  On July 31, 2009, under the terms of the written agreement that it entered into with the FRB, the Bank’s board submitted a capital plan to the FRB.  On October 5, 2009, the Company resubmitted its capital plan to the FRB to reflect the changes incorporated in the revised capital plan submitted to the OCC on September 28, 2009.  The Company is working with FRB and is responding to feedback on the Capital Plan and the Company’s Board of Directors will adopt the written plan within 10 days of its approval by the FRB.

On August 28, 2009, based on the Bank’s June 30, 2009, regulatory report of condition and income, the Bank received formal notification under the OCC’s Prompt Corrective Action (“PCA”) restrictions of the Bank’s “undercapitalized” status.  Accordingly, the Bank’s Board of Directors submitted a Capital Restoration Plan (“CRP”) to the OCC on September 28, 2009.  The CRP addresses, among other things, the steps the Bank will take to cause its capital levels to return to the minimum level to be adequately capitalized.

The Bank also submitted with the CRP a written guarantee from the Company that the Bank will comply with the terms of the CRP until it has been adequately capitalized on average during each of four consecutive calendar quarters.  As part of the guarantee, the Company provided assurances of the Bank’s performance and also provided assurances that the Company will fulfill any commitments to raise capital made in the CRP.  Such a guarantee would have a priority over most of the other creditors of the Company, including the holders of the trust preferred securities and common and preferred shareholders.

The Bank is undertaking certain actions designed to improve its capital position and has engaged financial advisors to assist with this effort and to evaluate its strategic options, including capital raises and the possible sale of certain of the Bank’s assets.  As previously disclosed, in August 2009, the Bank’s Board of Directors purchased 550,500 shares of common stock and 117,625 warrants in a private placement offering, for a collective investment of $550,500.  In addition, since December 31, 2008 and through March 31, 2010, the size of the Bank’s balance sheet has decreased, primarily due to a reduction of loans held for investment of approximately $202.1 million, such reduction resulting primarily from loan payoffs.  There can be no assurances as to when or whether the Bank will be successful in negotiating a sale of any assets.

If the Bank does not obtain additional capital or sell assets to reduce the size of its balance sheet to a level which can be supported by its capital levels, the Bank will not meet the capital minimums set forth in the consent order.  Failure to meet the minimum ratios set forth in the consent order could result in regulators taking additional enforcement actions against the Bank.  The Bank’s ability to raise capital is contingent on the current capital markets and on its financial performance.  Available capital markets are not currently favorable, and the Bank cannot be certain of its ability to raise capital on any terms.

Basis of Presentation and Going Concern Considerations

Basis of Presentation

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured accounting principles generally accepted in the United States of American (‘GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The accompanying unaudited consolidated financial statements include all of our accounts and the accounts of the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited, consolidated financial statements, as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009, are prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position as of March 31, 2010, and the results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009, have been included.

We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   A variety of sources of liquidity are available to us to meet our short-term and long-term funding needs.  Although a number of these sources have been limited following execution of the consent order with the OCC, management has prepared forecasts of these sources of funds and our projected uses of funds during 2010 and believes that the sources available are sufficient to meet our bank’s projected short-term liquidity needs.  Our holding company’s liquidity sources have also been restricted following the execution of the written agreement with the FRB.  As a result, our forecasts of the holding company’s projected short-term liquidity needs indicate that these sources may be insufficient to meet these needs.

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or for any other interim period. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2010. The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-K.

The information included in our 2009 Annual Report on Form 10-K should be referred to in connection with these unaudited interim financial statements. We are not an accelerated filer as defined in Rule 12b-2 of the Exchange Act. As a result, we qualify for the extended compliance period with respect to the accountant’s report on management’s assessment of internal control over financial reporting and management’s annual report on internal control over financial reporting required by Public Company Accounting Oversight Board Auditing Standards No. 2.

In accordance with the requirements of the FASB ASC “Subsequent Events,” issued in May 2009 and effective for periods ending after June 15, 2009, as amended in February 2010, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.

Going Concern

As a result of management’s assessment of the Company’s ability to continue as a going concern, the consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result should the Company be unable to continue as a going concern.  Management continues to assess a number of factors including liquidity, capital, and profitability that affect the Company’s ability to continue in operation. On January 7, 2010, the Company announced that it had reached an agreement to modify its line of credit with a correspondent bank.  The modifications to the loan agreement cured the existing covenant violations.  In addition, the Company had agreed, subject to regulatory approval, to pay $3.5 million no later than June 15, 2010, to its lender, which would fully satisfy its obligations under the line of credit.  Although regulatory approval has not yet been obtained and the obligations under the line of credit have not yet been satisfied, the Company has successfully negotiated an extension of the agreement with its lender.  Management believes that its current strategy to raise additional capital and dispose of assets to deleverage will allow it to raise its capital ratios to the minimums set forth in the consent order with the OCC.  In addition, management has taken a number of actions to increase its short-term liquidity position to meet our projected liquidity needs during this timeframe.

In its report dated March 9, 2010, the Company’s independent registered public accounting firm stated that the uncertainty surrounding the Company’s ability to replenish its capital raises substantial doubt about its ability to continue as a going concern. This uncertainty is one of the factors that has cast doubt about its ability to continue in operation. Management continues to assess a number of other factors including liquidity, capital, and profitability that affect its ability to continue in operation. Although management is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time. If management is unable to identify and execute a viable strategic alternative, the Company may be unable to continue as a going concern.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications have no effect on previously reported shareholders’ deficit or net loss. Share and per share data reflect the 6% stock dividend distributed on May 16, 2006, and the 7% stock dividend distributed on March 30, 2007.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less to be cash equivalents.

Supplemental Noncash Investing and Financing Data

The following is supplemental disclosure to the statements of cash flows for the three-month periods ended March 31, 2010 and 2009 (dollars in thousands):

Cash	2010	2009
Cash paid for interest	$3,970	$5,308
Cash paid for income taxes(1)	-	-
Non-cash
Net increase (decrease) in unrealized gain or loss on securities available-for-sale,	$595	156
net of taxes and realized gains
Loans transferred to other real estate owned, net of write downs of $1,083 and $2	9,684	1,710
Loans charged off, net	5,798	2,791

1 There were no income taxes paid during the three-month periods ended March 31, 2010 or 2009, due to the net operating losses incurred during 2008 and 2009. Please see Note 7 – Income Taxes for further discussion.

Note 2 – Net Loss per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net loss per common share for the three-month periods ended March 31, 2010 and 2009 (net loss in thousands):

	2010		2009
	Basic	Diluted	Basic	Diluted
Net loss, as reported	$(5,379)	$(5,379)	$(1,363)	$(1,363)
Weighted average common shares outstanding	7,917,340	7,917,340	6,296,698	6,296,698
Effect of dilutive securities:
Stock options and warrants	-	-	-	-
Noncumulative convertible perpetual preferred stock	-	-	-	-
Weighted average common shares outstanding	7,917,340	7,917,340	6,296,698	6,296,698
Net loss per common share	$(0.68)	$(0.68)	$(0.22)	$(0.22)

Note:

For the three-month periods ended March 31, 2010 and 2009, the Company recognized a net loss rather than net income.  In this scenario, diluted loss per common share equal basic loss per share because additional shares would be anti-dilutive.

For the three-month periods ended March 31, 2010 and 2009, the conversion of stock options and warrants and of noncumulative convertible perpetual preferred stock shares would have been anti-dilutive to net loss per diluted share.  In these scenarios, diluted loss per share equals basic loss per share.

The assumed exercise of stock options and warrants and the conversion of preferred stock can create a difference between basic and diluted net income or loss per common share. Dilutive common shares arise from the potentially dilutive effect of outstanding stock options and warrants, as well as the potential conversion of convertible perpetual preferred stock. In order to arrive at net loss available to common shareholders, net loss has been reduced by the amount of preferred stock dividends declared for that period, if any. This approach reflects any preferred stock dividends as if they were an expense so that the impact to the common shareholder is not obscured by its inclusion in retained earnings. However, when a net loss is recognized rather than net income, or when the preferred stock dividend during a period outweighs net income for that period, resulting in a loss available to common shareholders, diluted loss per share for that period equals basic loss per common share. The average diluted shares have been computed utilizing the “treasury stock” method. The weighted average shares outstanding exclude average common shares of treasury stock purchased through the Company’s share repurchase program of 106,981 for both of the three-month periods ended March 31, 2010 and 2009.

Note 3 – Equity Compensation Plans

The Company uses the fair value recognition provisions of the FASB ASC “Fair Value Measurements and Disclosures” to account for compensation costs under its stock option plans.  No options were granted in the three-month periods ended March 31, 2010 or 2009, under the Company’s stock option plans.

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

Pursuant to this employment agreement and consistent with the terms outlined in the stock award agreement with Mr. Mason executed on September 30, 2009, the Company granted Mr. Mason 250,000 shares of restricted common stock, as well as options to purchase one million shares of its common stock at an exercise price of $1.00 per share. The restricted shares vest ratably over five years and were assigned a fair value of $240,250 based on the market price of the Company’s common stock on the grant date of August 24, 2009. The recognition of the related compensation expense for the restricted stock will be approximately $48,000 annually and was $12,000 for the three-month period ended March 31, 2010. Total unearned equity compensation for these restricted shares as of March 31, 2010, is $240,000 and is presented as a deduction from shareholders’ deficit as a portion of unearned equity compensation in the accompanying Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) as of March 31, 2010. The stock options vest ratably over each of the next three years ending August 24, 2012, with a ten-year expiration on August 24, 2019. The options are not incentive stock options as defined by Section 422 of the Internal Revenue Code. The recognition of the related compensation expense on the options will be approximately $148,000 annually and was $37,000 for the three-month period ended March 31, 2010.

Note 4 – Investment Securities

The amortized cost, fair value and gross unrealized holding gains and losses of securities available for sale as of March 31, 2010 and December 31, 2009, consisted of the following (dollars in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government/government sponsored enterprises	$2,000	$-	$(11)	$1,989
Mortgage-backed securities	48,669	28	(355)	48,342
Taxable municipal securities	5,803	-	(204)	5,599
Tax-exempt municipal securities	3,647	5	(299)	3,353

Total	$60,119	$33	$(869)	$59,283

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government/government sponsored enterprises	$2,000	$-	$(54)	$1,946
Mortgage-backed securities	83,392	4	(1,141)	82,255
Taxable municipal securities	11,353	54	(277)	11,130
Tax-exempt municipal securities	4,104	10	(333)	3,781

Total	$100,849	$68	$(1,805)	$99,112

As of March 31, 2010, and December 31, 2009, securities with a carrying value of approximately $43.2 million and $45.2 million, respectively, were pledged to secure public deposits, repurchase agreements and overnight borrowings with correspondent banks, and for other purposes required or permitted by law, including as collateral for Federal Home Loan Bank of Atlanta (“FHLB”) advances outstanding and to satisfy the requirements related to the Bank’s clearing account with the FRB, which was required beginning in June 2009. The FRB requires the Bank to maintain certain collateral balances with them to secure its daily cash clearing transactions, which began clearing directly through the Bank’s FRB account beginning in June 2009. As of March 31, 2010, the FRB held as collateral loans from the Bank’s loan portfolio for construction and raw land totaling $8.5 million and securities from the Bank’s investment portfolio totaling $9.1 million, with an FRB assigned collateral value of $8.6 million.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010
	Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government sponsored enterprises	$-	$-	$1,989	$(11)	$1,989	$(11)
Mortgage-backed securities	43,816	(355)	-	-	43,816	(355)
Taxable municipal securities	5,599	(204)	-	-	5,599	(204)
Tax-exempt municipal securities	1,447	(31)	1,600	(268)	3,047	(299)

Total	$50,862	$(590)	$3,589	$(279)	$54,451	$(869)

	December 31, 2009
	Securities available for sale:
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government/government sponsored enterprises	$1,946	$(54)	$-	$-	$1,946	$(54)
Mortgage-backed securities	76,131	(1,141)	221	-	76,352	(1,141)
Taxable municipal securities	5,528	(277)	1,560	-	7,088	(277)
Tax-exempt municipal securities	1,436	(39)	-	(294)	1,436	(333)

Total	$85,041	$(1,511)	$1,781	$(294)	$86,822	$(1,805)

As of March 31, 2010, and December 31, 2009, four individual securities had been in a continuous loss position for twelve months or more.  As discussed below, management has evaluated all of the Bank’s debt securities for credit impairment and found no evident credit losses. The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. Management believes that all contractual cash flows will be received on this portfolio.

As of March 31, 2010, and December 31, 2009, many investment securities had unrealized losses that are considered temporary in nature because the decline in fair value has been caused by the interest rate environment, widening spreads and a market liquidity crisis brought about by a lack of investor confidence; such unrealized losses are not caused by cash flow impairment. The Bank has the intent and ability to hold these securities until recovery, which may be to their normal maturity. In making this determination, management performs an analysis of whether it intends to sell and whether it is more likely than not that the Bank will be required to sell these securities before anticipated recovery of the amortized cost basis. The Bank considers its expected liquidity and capital needs, including its asset/liability management needs, forecasts, strategies, and other relevant information. These unrealized losses are recorded, net of tax, as accumulated other comprehensive loss on available for sale securities in the Consolidated Statement of Changes in Shareholders’ Equity (Deficit) and Comprehensive Income (Loss).

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2010, are shown in the following table by contractual maturity. During certain interest rate environments, some, or all of these securities may be called for redemption by their issuers prior to the scheduled maturities.  Further, maturities within the mortgage-backed securities portfolio may differ from scheduled and contractual maturities because the mortgages underlying the securities may be called for redemption or repaid without penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary. Fair value of securities was determined using quoted market prices (dollars in thousands).

	March 31, 2010
	Amortized	Fair
	Cost	Value
Due after one year, through five years	$-	$-
Due after five years, through ten years	3,761	3,714
Due after ten years	7,689	7,227
Subtotal	11,450	10,941
Mortgage-backed securities	48,669	48,342
Total	$60,119	$59,283

As of both March 31, 2010, and December 31, 2009, the Company owned other nonmarketable equity securities of $6.8 million.  Other nonmarketable equity securities include investments in stock issued by the FHLB and the FRB.

Note 5 – Loans

A summary of loans by classification as of March 31, 2010 and December 31, 2009, is as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	% of Total (1)	Amount	% of Total
Commercial and industrial	$24,251	4.78%	$31,564	5.88%
Commercial secured by real estate	312,638	61.64%	329,897	61.42%
Real estate - residential mortgages	165,937	32.72%	169,815	31.61%
Installment and other consumer loans	4,775	0.94%	6,349	1.18%
Total loans held for investment	507,601		537,625
Unearned income	(416)	(0.08%)	(464)	(0.09%)
Total loans, net of unearned income	507,185	100.00%	537,161	100.00%

Less allowance for loan losses	(23,310)	4.60%	(25,408)	4.73%

Total loans, net	$483,875		$511,753

Approximately $318.4 million and $345.1 million of the loans were variable interest rate loans as of March 31, 2010 and December 31, 2009, respectively.  The remaining portfolio was comprised of fixed interest rate loans.

As of March 31, 2010, and December 31, 2009, nonperforming assets (nonperforming loans plus other real estate owned) were $136.1 million and $137.3 million, respectively.  In addition, as of May 4, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.0 million, which will reduce nonperforming assets to $134.1 million.  Included in the $118.4 million balance of loans on nonaccrual status reported as of March 31, 2010 were three related USDA guaranteed loans with the guaranteed portion equaling $3.3 million.  Net of this guaranteed portion in addition to pending sales, total nonperforming assets were $130.8 million. Other real estate owned of $17.7 million was recorded at $20.3 million, net of reserves of $1.1 million and estimated costs to sell of $1.5 million as of March 31, 2010.  Foregone interest income during the three-month periods ended March 31, 2010 and 2009, on these nonaccrual loans and other nonaccrual loans charged off was approximately $1,434,000 and $331,000, respectively.  There were no performing loans contractually past due in excess of 90 days and still accruing interest as of March 31, 2010.  Included in the $128.0 million balance of loans on nonaccrual status reported as of December 31, 2009, was one loan contractually past due for 90 days and still accruing interest.  It was placed on nonaccrual status on the following business day.

There were nonperforming loans that were specifically reviewed for impairment, under the criteria defined in the Receivables Topic of the FASB ASC, of $113.3 million and $119.8 million (after related chargeoffs of $18.9 million and $22.5 million), with related valuation allowances of approximately $5.5 million and $8.6 million as of March 31, 2010, and December 31, 2009, respectively. The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories. The amounts reported as nonperforming assets in these consolidated financial statements reflect developments subsequent to March 31, 2010, and therefore may differ from the amounts presented on the Consolidated Balance Sheets and Consolidated Statements of Operations as of or for the three-month period ended March 31, 2010.

Significant nonperforming loans consist primarily of loans made to residential real estate developers. The downturn in the residential housing market is the primary factor leading to the ongoing deterioration in these loans. Therefore, additional reserves have been provided in the allowance for loan losses during the three-month period ended March 31, 2010, to account for what management believes is the increased probable credit risk associated with these loans. These additional reserves are based on management’s evaluation of a number of factors including the estimated real estate values of the collateral supporting each of these loans.

As of March 31, 2010, total residential construction and land development loans totaled $69.5 million, or 13.6%, of the loan portfolio. These loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Slow housing conditions have affected some of these borrowers’ ability to sell the completed projects in a timely manner. Management believes that the combination of general reserves in the allowance for loan losses and established impairments of these loans will be adequate to account for the current risk associated with the residential construction loan portfolio as of March 31, 2010.

Other real estate owned consists of property acquired through foreclosure. During the three-month period ended March 31, 2010, gross other real estate owned increased by $9.7 million due to the foreclosure of several properties. The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give the Bank the ability to control the properties. This increase was partially offset by the disposition of several pieces of foreclosed property totaling $0.2 million, which resulted in a net loss of $38,000. The reserve for other real estate owned was increased by $1.1 million during the three-month period ended March 31, 2010.

The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and various commercial properties. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. The cost of owning the properties for the three-month periods ended March 31, 2010 and 2009, was approximately $72,000 and $52,000, respectively, excluding net writedowns and adjustments to reserves of $40,000 for the three-month period ended March 31, 2010.  The carrying value of these assets is believed to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values.

As of March 31, 2010, securities totaling $9.9 million and qualifying loans held by the Bank and collateralized by 1-4 family residences, multi-family properties, home equity lines of credit (“HELOC’s”) and commercial properties totaling $59.0 million were pledged as collateral for FHLB advances outstanding of $52.9 million.  As of December 31, 2009, securities totaling $8.5 million and qualifying loans held by the Bank and collateralized by 1-4 family residences, HELOC’s and commercial properties totaling $60.5 million were pledged as collateral for FHLB advances outstanding of $54.0 million as of December 31, 2009. Management assesses and monitors current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance. The Bank is subject to the FHLB’s revised credit risk rating, which was effective June 27, 2008 and incorporated enhancements to the FHLB’s credit risk rating system, which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. The Bank’s ability to access its available borrowing capacity from the FHLB in the future is subject to its rating, and any subsequent changes based on the Bank’s financial performance considered by the FHLB in its assignment of the Bank’s credit risk rating each quarter. In addition, residential collateral discounts recently were applied during 2009 which further reduced the Bank’s borrowing capacity. While the Bank is operating under its current regulatory enforcement action, the Bank is not allowed to obtain future advances from the FHLB or renew maturing advances with the FHLB.  During the remainder of the year ending 2010, $4.1 million in FHLB advances will mature and will need to be replaced with an alternate source of funding.  Management’s plan to replace these funds is to utilize the securities collateralizing the advance which will be released when the advance matures to generate the liquidity needed to repay this advance.

Changes in the allowance for loan losses for the three-month periods ended March 31, 2010 and 2009, were as follows (dollars in thousands):

	2010	2009
Balance, beginning of year	$25,408	$23,033
Provision charged to operations	3,700	2,152
Loans charged off	(6,546)	(2,793)
Recoveries on loans previously charged off	748	2
Balance, end of period	$23,310	$22,394

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

Note 6 – Real Estate Owned

Included in nonperforming assets as of March 31, 2010, and December 31, 2009, are $17.7 million and $9.3 million in other real estate owned (net of valuation reserves of $2.6 million and $1.5 million, respectively) or 13.0% and 7.9% of total nonperforming assets, respectively. Other real estate owned consists of property acquired through foreclosure and is reflected on the face of the accompanying Consolidated Balance Sheets. The transfer of these properties represents the next logical step from their previous classification as nonperforming loans to other real estate owned to give the Bank the ability to control the properties. The repossessed collateral is made up of single-family residential properties in varying stages of completion and various commercial properties. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time. Management regularly evaluates the carrying balance of the Bank’s other real estate owned and may record additional writedowns in the future after review of a number of factors including, among them, collateral values and general market conditions in the area surrounding the properties. The carrying value of these assets is believe to be representative of their fair market value, although there can be no assurance that the ultimate net proceeds from the sale of these assets will be equal to or greater than the carrying values. Management continues to evaluate and assess all nonperforming assets on a regular basis as part of its well established loan monitoring and review process.

	March 31,
	2010	2009
Balance, beginning of the year	$9,315	$6,510
Additions	9,684	1,710
Sales	(189)	(1,801)
Writedowns	(1,083)	(2)
Balance, end of the period	$17,727	$6,417

Note 7 – Income Taxes

The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory tax rate for the three-month periods ended  March 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Income tax benefit at federal statutory rate of 34%	$(1,829)	$(463)
Increase in valuation allowance for deferred tax asset	1,829	478
Tax-exempt securities income	(12)	(58)
Capital loss on writedown of equity securities	-	40
Bank-owned life insurance earnings	(11)	(11)
Other, net	23	14

Income tax benefit	$-	$-

The components of the deferred tax assets and liabilities as of March 31, 2010, and December 31, 2009, are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Deferred tax liability:
Core deposit intangible	$348	$365
Tax depreciation in excess of book	308	308
Prepaid expenses deducted currently for tax	158	158
Deferred loss on sale/leaseback transaction	101	102
Loan servicing rights	42	45
Other	80	80
Total deferred tax liability	1,037	1,058

Deferred tax asset:
Allowance for loan losses	$7,676	$8,366
Net operating loss carryforward	12,421	9,923
Writedowns on other real estate owned	754	754
Unrealized loss on securities available for sale	284	590
Other	43	43
Total deferred tax asset	21,178	19,676
Valuation allowance	19,857	18,028
Deferred tax asset after valuation allowance	1,321	1,648

Net deferred tax asset	$284	$590

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FASB ASC “Income Taxes.” The change in the net deferred tax asset of $306,000 reflects the tax effect of the change in the unrealized loss on securities available for sale during the three-month period ended March 31, 2010.

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of March 31, 2010, the Company increased the valuation allowance to reflect the portion of the deferred income tax asset that is not able to be offset against reversals of net future taxable temporary differences projected to occur in the remainder of 2010.  The valuation allowance of $19.9 million has been recorded due to the substantial doubt of the Company’s ability to realize all of the net deferred tax assets.

Note 8 – Regulatory Capital Requirements and Dividend Restrictions

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

The Company and the Bank are required to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital, and Tier 1 leverage capital (as defined in the regulations). To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.  However, so long as the Bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains the typical minimum capital ratios to be well-capitalized.  As of November 25, 2009, the Bank was notified that its capital classification was significantly undercapitalized.  On April 30, 2010, based on the Bank’s March 31, 2010 regulatory report of condition and income, the Bank’s capital classification was critically undercapitalized as its tangible equity ratio was 2.0% or less.  The Bank’s capital category is determined solely for the purpose of applying the PCA restrictions, which may not constitute an accurate representation of the Bank’s overall financial condition or prospects.  For instance, the Bank’s tangible equity ratio exceeded 2.0% for the month of April 2010, due to further balance sheet reductions resulting from maturation of brokered deposits.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009, as well as the minimum calculated amounts for each regulatory-defined category presented (dollars in thousands):

	Actual		For Capital Adequacy Purposes		Minimum Capital Levels Set Forth in Regulatory Consent Order(1)
	Amount	Ratio	Amount	Ratio	Amount			Ratio
As of March 31, 2010
The Company
Total capital to risk-weighted assets	$(8,800)	(1.78%)	$39,454	8.00%	$	N/A		N/A
Tier 1 to capital risk-weighted assets	$(8,800)	(1.78%)	$19,727	4.00%	$	N/A		N/A
Tier 1 capital to average assets	$(8,800)	(1.24%)	$28,384	4.00%	$	N/A		N/A

The Bank
Total capital to risk-weighted assets	$19,980	4.06%	$39,402	8.00%			$(1)	(1)
Tier 1 to capital risk-weighted assets	$13,613	2.76%	$19,701	4.00%		$54,178		11.00%
Tier 1 capital to average assets	$13,613	1.92%	$28,400	4.00%		$63,900		9.00%

As of December 31, 2009
The Company
Total capital to risk-weighted assets	$(3,801)	(0.72%)	$52,654	8.00%	$	N/A		N/A
Tier 1 to capital risk-weighted assets	$(3,801)	(0.72%)	$31,593	4.00%	$	N/A		N/A
Tier 1 capital to average assets	$(3,801)	(0.50%)	$37,992	4.00%	$	N/A		N/A

The Bank
Total capital to risk-weighted assets	$24,770	4.72%	$41,990	8.00%			$(1)	(1)
Tier 1 to capital risk-weighted assets	$17,976	3.42%	$20,995	4.00%		$57,736		11.00%
Tier 1 capital to average assets	$17,976	2.37%	$30,321	4.00%		$68,222		9.00%

(1) On April 27, 2009, the Bank became subject to a regulatory Consent Order with the OCC. Minimum capital amounts and ratios presented for the Bank as of March 31, 2010, and December 31, 2009, are the minimum levels set forth in the Consent Order. No minimum total capital to risk-weighted assets ratio was specified in the Consent Order. Regardless of the Bank’s capital ratios, it is unable to be classified as “well-capitalized” while it is operating under the Consent Order with the OCC. On June 15, 2009, the Company entered into a written agreement with the FRB. No minimum capital levels for the Company were set forth in the written agreement with the FRB.

The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. The dividends that may be paid by the Bank to the Company are subject to legal limitations and regulatory capital requirements. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. Further, the Company cannot pay cash dividends on its common stock during any calendar quarter unless full dividends on the preferred stock for the dividend period ending during the calendar quarter have been declared and the Company has not failed to pay a dividend in the full amount of the preferred stock with respect to the period in which such dividend payment in respect of its common stock would occur. However, restrictions currently exist, including within the Consent Order the Bank signed with the OCC on April 27, 2009, that prohibit the Bank from paying cash dividends to the Company. As of March 31, 2010, no cash dividends have been declared or paid by the Bank or the Company. In addition, pursuant to the terms of the written agreement that the Company entered into with the FRB on June 15, 2009, the Company must obtain preapproval of the FRB before paying dividends.  To help preserve liquidity, the Company’s Board of Directors did not declare a dividend on the preferred stock for any quarter during 2009 or 2010, and the Company has never paid cash dividends on its common stock.

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

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices. Level 2 securities include mortgage-backed securities and bonds issued by government sponsored enterprises. The Company recognized gains from the sale of securities available for sale as a component of net loss reported for the three-month periods ended March 31, 2010 and 2009, of $149,000 and $183,000, respectively.

The tables below summarize assets measured at fair value on a recurring basis. No liabilities are recorded at fair value on a recurring basis (dollars in thousands).

	March 31, 2010
	Total	Level 1	Level 2	Level 3
Securities available for sale	$59,283	$-	$59,283	$-
Other nonmarketable equity securities	6,818	-	-	6,818

Total	$66,101	$-	$59,283	$6,818

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Securities available for sale	$99,112	$-	$99,112	$-
Other nonmarketable equity securities	6,818	-	-	6,818

Total	$105,930	$-	$99,112	$6,818

The following table reconciles the changes in the fair value measurements using significant observable inputs (Level 2) for securities available for sale from December 31, 2009 to March 31, 2010 (dollars in thousands):

As of or for the
three months ended
March 31, 2010
Balance, beginning of year	$99,112
Proceeds from maturities/prepayment of securities available for sale	(1,937)
Proceeds from sales of securities available for sale	(40,831)
Purchases of securities available for sale	1,998
Amortization of securities discounts and premiums, net	(109)
Gain on sale of securities available for sale, net	149
Change in unrealized gain on securities available for sale	901
Balance, end of year	$59,283

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

The tables below summarize assets measured at fair value on a nonrecurring basis. No liabilities are recorded at fair value on a nonrecurring basis (dollars in thousands).
	March 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired loans	$107,954	$-	$95,373	$12,581
Other real estate owned	17,727	-		17,727

Total	$125,681	$-	$95,373	$30,308

	December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$111,259	$-	$51,183	$60,076
Other real estate owned	9,315	-	-	9,315

Total	$120,574	$-	$51,183	$69,391

For the three-month period ended March 31, 2010, the Company recognized losses related to impaired loans and other real estate owned that are measured at fair value on a nonrecurring basis. Approximately $5.5 million related to impaired loans and $1.1 million in additional reserves on other real estate owned were recognized as either chargeoffs or specific allocations within the allowance for loan losses or the valuation reserve for other real estate owned for that period. In addition, $38,000 of losses were recorded on the sale of other real estate owned during the three-month period ended March 31, 2010, which were not included in the valuation reserve at the time of the sale which were incurred as a result of discounts taken to facilitate the sale of these assets.

The FASB ASC “Fair Value Measurements and Disclosures” requires disclosure of fair value information, whether or not recognized in the statement of financial position, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or contractual obligations, which require the exchange of cash, or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including our common stock, premises and equipment, accrued interest receivable and payable, and other assets and liabilities.

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in a sales transaction as of March 31, 2010, or December 31, 2009. The estimated fair value amounts have been updated for purposes of these financial statements and the estimated fair values of these financial instruments subsequent to the reporting dates may be different than the amounts reported at the periods noted.

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

The estimated fair values of our financial instruments, excluding financial instruments measured at fair value on a recurring basis, were as follows (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$88,810	$88,810	$65,968	$65,968
Loans, including impaired loans
and net of allowance for loan losses	483,875	484,099	511,753	512,547

Financial liabilities:
Deposits	$605,362	$606,331	$641,491	$643,385
FHLB advances	52,975	50,725	54,004	51,829
Short-term borrowings	9,641	3,500	9,641	3,500
Junior subordinated debentures	13,403	1,340	13,403	2,681

Note 10 – Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory.  Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory.  Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities.  The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter ended March 31, 2010, and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles.  Disclosure requirements provided in the June 2009 guidance were not deferred.  The amendments were effective January 1, 2010 and had no effect on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features will not be exempt from potential bifurcation and separate accounting.  The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted.  The Company does not expect these amendments to have any impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying unaudited financial statements.  We encourage you to read this discussion and analysis in conjunction with the unaudited financial statements and the related notes and the other statistical information also included in this report.  For further information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in the Annual Report on Form 10-K for the year ended December 31, 2009.

Special Cautionary Notice Regarding Forward-Looking Statements

This report, including information included or incorporated by reference in this document, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of First National. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, but are not limited to the following:

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	the effects of our efforts to raise capital on our balance sheet, liquidity, capital and profitability;

•	whether the regulators will approve our agreement with our lender to modify the line of credit to our holding company, which would fully satisfy its obligations under the line of credit;

•	our ability to retain our existing customers, including our deposit relationships;

•	restrictions and prohibitions in current or future regulatory orders, directives or similar documents;

•	adequacy of the level of our allowance for loan losses;

•
reduced earnings due to higher credit losses generally and specifically because losses in our residential real estate loan portfolio are potentially greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;

•	the rate of delinquencies and amounts of chargeoffs on loans;

•	the rate of historical loan growth and the lack of seasoning of our loan portfolio;

•	the amount of our real estate-based loans, and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or regulatory requirements;

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

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

These risks are exacerbated by ongoing developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on us.  Throughout 2008 and 2009 and so far in 2010, the capital and credit markets continued to experience volatility and disruption. There can be no assurance that these unprecedented developments will not continue to materially and adversely affect our business, financial condition and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.

General

We are a South Carolina corporation organized in 1999 to serve as the holding company for First National Bank of the South, a national banking association, referred to herein as the "bank." We maintain our corporate headquarters in Spartanburg, South Carolina, and we operate a network of full-service branches in select markets across the state of South Carolina.  We have been adversely affected by the recent collapse of the market economy, and based on our tangible equity ratio as of March 31, 2010, we were deemed to be critically undercapitalized, primarily as a result of our increased provisions for loan losses during 2008 and 2009 and through the first quarter of 2010.  This development was also based on our maintenance of excess liquidity on our balance sheet and the expected fluctuations of this tangible equity ratio that occur as a result.  We are implementing a strategy to increase our capital levels by raising additional capital, limiting our growth, and decreasing assets.  Specifically, we plan to reduce our balance sheet as brokered certificates of deposits mature and are not renewed. In addition, to raise additional capital, we have engaged various professional advisors and are executing a capital plan that may include issuing common stock, preferred stock, or other financing alternatives that are treated as capital for capital adequacy ratio purposes.  We are in active negotiations with potential investors and plan to raise additional capital in the next few months; however, there are no assurances that such issuance will be completed.

Our assets consist primarily of our investment in the bank, and our primary activities are conducted through the bank. As of March 31, 2010, our consolidated total assets were $676.1 million, our consolidated total loans were $507.2 million, and our consolidated total deposits were $605.4 million.

We are implementing a strategy to raise capital to continue operations and improve our capital ratios.  We must increase our bank's minimum capital ratios to comply with the terms of the consent order we entered into with our bank's primary regulator, the Office of the Comptroller of the Currency (the “OCC”), on April 27, 2009.  In response to these developments, we made significant changes to our business strategy and management team in 2009, including hiring J. Barry Mason as our new president and chief executive officer.

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

Our board of directors is fully committed to restoring the health of the bank and company and returning First National to profitability. Our board of directors believes that First National can be revitalized with new management, aggressive resolution of problem loans and additional capital. On August 24, 2009, each member of the company's board of directors as a group invested $550,500 in the company in exchange for (i) 550,500 shares of the company's common stock and (ii) warrants to purchase 137,625 additional shares of the company's common stock. This capital contribution by the directors was instrumental in securing Mr. Mason's employment as our new president and chief executive officer.

New Business Strategy

Since the first quarter of 2008, we have observed the deterioration in national and regional economic indicators and declining real estate values, as well as slowing real estate sales activity in our markets. As a result of these worsening economic conditions, the level of our problem assets increased during 2008 and 2009.  We have increased the allowance for loan losses to reflect the related impairment in these assets, net of chargeoffs.  In response to the changing business climate, we have modified our asset growth plan from historic levels and are implementing a new business strategy based on the following principles:

Strengthen our capital base.

We need to raise additional capital, which we have already begun to accomplish through a private placement common stock offering. On August 24, 2009, our directors purchased 550,500 shares of common stock and 137,625 warrants at $1.00 per share as part of this offering, which we recorded as a capital contribution to our bank subsidiary. We are implementing a strategy to increase our capital ratios through several actions, including:

•	offering additional equity or debt instruments to prospective investors through public or private offerings;

•	renegotiating our holding company’s senior capital obligations (preferred stock and senior debt);

•	potentially divesting selected branch locations, including associated loans and deposits; and

•	shrinking our loan portfolio through loan run-off and problem asset resolution.

Through these steps, we believe we can return to being well capitalized, cease being deemed to be in troubled condition, and ultimately be released from the restrictions imposed on us as a result of the consent order we have entered into with the OCC (the bank’s primary federal regulator) and the written agreement we have entered into with the Federal Reserve Bank of Richmond (the “FRB”) (our holding company's primary federal regulator). See Exhibit 10.2 to our Form 10-K for the year ended December 31, 2008 and Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2009 for more detailed discussions regarding the consent order and written agreement, respectively.

Improve asset quality by reducing the amount of our nonperforming assets.

To improve our results of operations, our primary focus is to significantly reduce the amount of our nonperforming assets. Nonperforming assets decrease our profitability because they reduce the balance of earning assets, may require additional loan loss provisions or write-downs, and require significant devotion of our staff time and financial resources to resolve.  Our level of nonperforming assets (loans not accruing interest, restructured loans, loans past due 90 days or more and still accruing interest, and other real estate owned) decreased to $136.1 million as of March 31, 2010, as compared to $137.3 million as of December 31, 2009.  This decrease represents an improvement in the volume of our loans migrating from performing to nonperforming.  Management’s proactive strategy to accelerate the resolution of nonperforming assets throughout 2008 and 2009 should result in decreases to our nonperforming assets for future periods.  In addition, as of May 4, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.0 million, which will reduce nonperforming assets to $134.1 million. Included in the $118.4 million balance of loans on nonaccrual status reported as of March 31, 2010 were three related USDA guaranteed loans with the guaranteed portion equaling $3.3 million.  Net of this guaranteed portion in addition to pending sales, total nonperforming assets were $130.8 million.  Also, as of March 31, 2010, approximately $118.4 million of our loan portfolio was comprised of either loans not accruing interest or loans past due 90 days or more and still accruing interest as compared to $128.0 million of our loan portfolio as of December 31, 2009. We believe that the elevated level of our nonperforming assets has largely resulted from the severe housing downturn and deterioration in the residential real estate market, as many of our commercial loans are for residential real estate projects.

We have moved aggressively to address this issue by increasing our reserves for losses during 2008 and 2009 and into 2010, as well as directing the efforts of an entire team of bankers and experienced workout specialists solely to managing the liquidation of nonperforming assets. This team is actively pursuing remedies with borrowers, including foreclosure, to hold the borrowers accountable for the principal and interest owed under the terms of the personal guarantees that were made when the loans were originated. This group allows our credit administration team to focus on managing the performing loan portfolio and transfers responsibility for resolving problem loans away from the originating or managing lender. In addition, we are evaluating the potential benefits of utilizing the services of a number of third parties with expertise in the resolution of foreclosed property and nonperforming loans at levels of principal recovery that we would consider reasonable and beneficial.

During the last six months of 2009 and in the three-month period ended March 31, 2010, these efforts led to a significant reduction in the level of loans 30 to 89 days past due of approximately 84.5% from $50.4 million as of June 30, 2009 to $7.8 million as of March 31, 2010.  As of May 4, 2010, First National had successfully resolved approximately $57.7 million of its problem assets since March 31, 2009, and had approximately $2.0 million of problem assets pending resolution as of this date. In addition to our loan loss reserves as of March 31, 2010, we have written down the nonaccrual loans as of March 31, 2010 by approximately $18.9 million through chargeoffs to our allowance for loan losses.

With the assistance of a third party loan review firm, we conducted a thorough review of our loan portfolio during the three-month period ended March 31, 2010, including both nonperforming loans and performing loans.  This review was in addition to the multiple reviews conducted by the same firm during 2009.  We believe that the reserves recorded in our allowance for loan losses as of March 31, 2010 are adequate to cover losses inherent in the portfolio as of that date. However, future valuation adjustments may be necessary based on potential future events such as short sales and bulk asset sales which typically require deeper discounts. If these potential losses are realized, we will require additional capital to fund these losses.

It is our goal to remove the majority of the nonperforming assets from our balance sheet as quickly as possible while still obtaining reasonable value for these assets. Given the current conditions in the real estate market, accomplishing this goal is a tremendous undertaking requiring both time and the considerable effort of our staff, but we are committed to continue devoting significant resources to these efforts. Additional provisions for loan losses may be required in future periods to implement this part of our business strategy since we will likely be required to accept discounted sales prices below appraised value to quickly dispose of these assets.

Increase operating earnings while maintaining adequate liquidity.

Management is focused on increasing our operating earnings by implementing strategies to improve the core profitability of our franchise. These strategies involve changing the mix of our earning assets without growing our balance sheet.  Specifically, we are attempting to reduce the level of nonperforming assets, diversify our loan and deposit mix, control our operating expenses, improve our net interest margin and increase fee income. We are continuing to maintain excess liquidity on our balance sheet in the form of cash and unpledged securities to strengthen our liquidity position as we reduce our dependency on wholesale funding. While this strategy reduced our net interest income, our net interest margin is projected to increase later in 2010 as we fund maturing brokered deposits with excess cash, and our liquidity returns to a more normal level. We do not expect our balance sheet to grow over the next twelve months as we reduce the excess liquidity on our balance sheet and dispose of nonperforming assets, which may require us to record additional provisions for loan losses. In fact, our balance sheet is projected to continue to shrink during this period as we execute strategic branch divestitures, including loans and deposits, to further reduce our asset base and improve our capital ratios. We closed our wholesale mortgage lending division on September 2, 2009, which also lowered our asset base, improving our capital ratios. We have also reduced the concentration of commercial real estate loans and construction loans within our loan portfolio and have generally ceased making new loans to homebuilders.  We have tightened our loan approval policies for new loans and continue to carefully evaluate renewing loans in our portfolio to ensure that we are focusing our capital and resources on our best and most profitable customer relationships.

The benefits of this new approach to the size and composition of our balance sheet include more disciplined loan and deposit pricing going forward on new business as well as on current loans and deposits as they reprice and renew, which we believe should result in subsequent net interest margin expansion. From April 1, 2010 through December 31, 2010, we have $326.0 million of time deposits, with a weighted average interest rate of 2.32% that will reprice at current market rates as they mature. Included in the $326.0 million are $101.9 million of brokered deposits which will not be renewed. Additionally, we have $86.6 million of loans that are maturing from April 1, 2010 through December 31, 2010. The majority of these loans were initially made at a rate variable with the Wall Street Journal prime rate, which is currently 3.25%. We are putting floors, or minimum interest rates, in our variable rate loans at renewal.  Furthermore, we will look to cheaper sources of funding as they become available to us.

Continue to aggressively manage operating costs and increase fee revenue.

We have always focused on controlling our operating expenses and managing our overhead to an efficient level.  Given the continued challenges of the economy, we embarked during 2009 on an even more aggressive expense reduction campaign that we believed would save us over $5 million in annual expenditures. We believe that we reached this level of efficiency as of December 31, 2009, excluding expenses for elevated Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, as well as professional fees paid to advisors, which should begin to decrease in the remainder of 2010 if our financial condition improves.   In addition, management has initiated additional measures so far in 2010 to enhance revenue and reduce expenses which are projected to increase net income by approximately $1.0 million on an annualized basis.  To achieve these results, management has reduced salary and benefits expense by eliminating a number of positions as a result of an analysis of overall employee efficiency, renegotiated vendor contracts, and implemented several other cost-saving measures to aggressively reduce noninterest expenses.  We use our centralized purchasing function to negotiate favorable rates on purchases throughout our branch network. We make every effort to partner with vendors who maintain a relationship with our bank as a customer, shareholder, or both. Using a centralized purchasing function allows us to more actively monitor and tightly control our noninterest expenses in all areas of the bank.

We have streamlined our cost structure to reflect our projected lower base of earning assets and we will continue to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expense, specifically expenses for personnel and facilities. It is our goal to continually identify other ways to reduce costs through outsourcing when practical and ensuring our operation is functioning as efficiently as possible. We look at every dollar spent as an investment and require an appropriate return on that investment to make the expenditure. We are committed to maintaining these cost control measures and believe that this effort will play a major role in improving our performance. We also believe that our technology allows us to be efficient in our back-office operations. In addition, as we reduce our level of nonperforming assets, our operating costs associated with carrying these assets, such as maintenance, insurance and taxes, will also decrease.

To date, our noninterest income sources have primarily consisted of service charge income on loan and deposit accounts, mortgage banking related fees and commissions, and fees from joint ventures to provide financial services to our customers. We seek to provide a broad range of products and services to our customers while simultaneously attempting to increase our fee-based income as a percentage of our gross income (net interest income plus noninterest income). Additionally, we will actively pursue future opportunities to increase fee-based income as they arise. We are seeking to increase the amount of noninterest income from traditional sources by increasing demand deposit accounts through expanded targeted product marketing campaigns, which, in turn, are expected to increase deposit service charge income. We also project that fees and service charges on loans will increase with growth in our performing loan portfolio as nonperforming assets are removed from our balance sheet. We are emphasizing collection of origination fees and processing fees on new and renewing loans in our portfolio. These efforts are projected to bring the amount of fees collected on deposit and loan accounts more in line with the market, and we believe these efforts will not have a negative effect on our potential for loan or deposit growth. We expect that these efforts will help bolster our noninterest income in future periods.

Continue to increase local funding and core deposits.

We grew rapidly in our initial years of operations, which we funded with a combination of local deposits and wholesale funding, including brokered time deposits and borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). We are focused on increasing the percentage of our balance sheet funded by local depositors while we reduce the level of wholesale funding on our balance sheet. Based on our capitalization as of March 31, 2010, we are not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  In addition, our ability to borrow funds from the FHLB has been restricted following the FHLB’s quarterly review of our assigned credit risk rating for the fourth quarter of 2008.

We are focused on expanding our collection of core deposits. Core deposit balances, generated from customers throughout our branch network, are generally a stable source of funds similar to long-term funding, but core deposits such as checking and savings accounts are typically much less costly than alternative fixed rate funding. We believe that this cost advantage makes core deposits a superior funding source, in addition to providing cross-selling opportunities and fee income possibilities. We work to increase our level of core deposits by actively cross-selling core deposits to our local depositors and borrowers.  We are implementing a new checking account acquisition program to further generate core deposit accounts which is expected to be in place during June 2010.  As we grow our core deposits during 2010, we believe that our cost of funds should decrease, thereby increasing our net interest margin.

Our team of experienced retail bankers is focused on strengthening our relationships with our retail customers to grow core deposits. We also believe that the new customer relationships generated by our new president and chief executive officer, J. Barry Mason, have contributed significantly to our core deposit growth. We hold our retail bankers accountable for sales production through our targeted officer calling program which includes weekly sales calls as well as organized tracking and reporting of these activities. Additionally, our customer-focused sales training emphasizes product knowledge and enhanced customer service techniques.

We generate local deposits through a combination of competitive pricing and extensive personal and commercial relationships in the local market.  Four of our branches are less than three years old, and we expect those branches to increase their levels of deposits in the next twelve to eighteen months. Our strategy is to maintain a healthy mix of deposits that favors a larger concentration of non-time deposits, such as noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts and money market accounts.

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

We seek to compete with our super-regional competitors by providing superior customer service with localized decision-making capabilities. We believe that we can continue to deliver our level of superior customer service during this challenging period of time. We emphasize to our employees the importance of delivering superior customer service and seeking opportunities to strengthen relationships both with customers and in the communities we serve. Mr. Mason, our new president and CEO, shares this approach to community banking, and we are targeting his network of customer relationships to diversify our loan and deposit base.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of United States generally accepted accounting principles that are consistent with general practices within the banking industry in the preparation of our financial statements. Our significant accounting policies are described in Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2009, “Summary of Significant Accounting Policies and Activities,” as filed in our Annual Report on Form 10-K.

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

Allowance for Loan Losses

Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the creditworthiness of borrowers, the estimated value of the underlying collateral, cash flow assumptions, the determination of loss factors for estimating credit losses, the impact of current events, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Please see "Allowance for Loan Losses" under Balance Sheet Review for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Income Taxes

Some of the more critical judgments supporting the deferred tax asset amount include judgments about the recovery of these accrued tax benefits. Deferred income tax assets are recorded to reflect the tax effect of the difference between the book and tax basis of assets and liabilities. These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies. Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against reversals of future taxable temporary differences projected to occur in 2010, management has established a valuation allowance for the entire net deferred tax asset.

Comparison of Results of Operations

Income Statement Review

Summary

Our net loss was $5.4 million, or $0.68 per diluted share, for the three-month period ended March 31, 2010, as compared with a net loss of $1.4 million, or $0.22 per diluted share, for the three-month period ended March 31, 2009.  Our net loss for the three-month period ended March 31, 2010, included $3.7 million in the provision for loan losses, as compared to $2.2 million in the provision for loan losses for the three-month period ended March 31, 2009.  Weighted average diluted common shares outstanding for the three-month period ended March 31, 2010, increased slightly over the same period in 2009, due to the conversion of preferred shares to common shares since March 31, 2009, and the sale of 550,500 common shares to our directors during the third quarter of 2009.

Net interest income comprises the majority of our gross income. Net interest income for the three-month period ended March 31, 2010, decreased by 36.6% or $1.5 million, to $2.6 million, as compared to $4.1 million recorded during the same period in 2009, primarily due to the negative impact of the proportionally increased level of nonperforming loans, which was the primary cause of the overall decrease of 96 basis points in the rates earned on our average interest-earning assets. The net interest margin for the three-month period ended March 31, 2010, was 1.49%, as compared to the 2.10% net interest margin recorded for the three-month period ended March 31, 2009, or a reduction of 61 basis points during the three-month period ended March 31, 2010, primarily due to lost interest income on the elevated level of nonperforming assets as compared to 2009 and the excess liquidity that was held on the balance sheet, primarily in lower-yielding interest-bearing bank balances at the Federal Reserve.

During 2008, the Federal Reserve lowered the federal funds rate from 4.25% in January of 2008 to near zero percent by the end of 2008, where it has stayed through March 31, 2010. These dramatic decreases lowered the yield on our earning assets more rapidly than our cost of funds declined, which has caused our net interest margin and spread to compress and has caused our earnings to suffer.  In addition, while nonperforming loans continue to be treated as interest-earning assets, for purposes of calculating the net interest margin, the interest lost on these loans reduces net interest income, particularly in the quarter the loans first are considered nonperforming, as any interest income accrued on the loans is reversed at that point. In the past, we have used lower-cost brokered deposits to help manage this margin compression, but under our consent order with the OCC, we have not been able to renew, roll over or increase our brokered deposits since executing the consent order on April 27, 2009.

The provision for loan losses was recorded as part of management’s continued proactive strategy to accelerate efforts to resolve our nonperforming assets with the goal of removing them from the balance sheet. A portion of the provision for loan losses was recorded to increase the general reserve included in the allowance for loan losses to reflect probable losses in the portfolio as of March 31, 2010. The remainder of the provision booked during the three-month period ended March 31, 2010, was recorded to reflect valuation adjustments on impaired loans as a result of updated appraisals as well as negotiated discounts on impaired loans below their appraised value which are included in contracts to dispose of nonperforming assets, which were closed or pending as of the date of this report.

Our return on average assets decreased from (0.7%) for the three-month period ended March 31, 2009, to (3.07%) for the three-month period ended March 31, 2010.

Our return on average equity decreased from (13.5%) for the three-month period ended March 31, 2009, to (464.9%) for the three-month period ended March 31, 2010. This decrease is driven by the increased net loss recognized in the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009, in addition to a lower average equity base in 2010 due to sustained losses since 2008.

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

Our net interest income decreased by $1.5 million, or 36.6%, to $2.6 million for the three-month period ended March 31, 2010, from $4.1 million as of March 31, 2009. The decrease in net interest income from 2009 to 2010 was due primarily to the decrease in our net interest margin of 61 basis points from 2.10% to 1.49% for three-month periods ended March 31, 2009 and 2010, respectively. Decreased loan volume was the primary contributing factor, along with an overall decrease in the yield earned on the loan portfolio which resulted from the elevated level of nonperforming assets during the first quarter of 2010. Our loan yield for the three-month period ended March 31, 2010, has also been negatively impacted by the reversal of interest income on loans reclassified to nonaccrual status. We are deliberately decreasing the size of our loan portfolio, as we reduce the size of our balance sheet to improve our capital ratios, while striving to improve our loan yield.

Combined, decreased loan yields and volume contributed $2.7 million toward our decreased net interest income for the three-month period ended March 31, 2010. In addition, the negative interest carry on the excess balance sheet liquidity held in unpledged U. S. government securities and lower-yielding cash in our FRB account contributed to the decrease in net interest income to date in 2010. The average balance of these assets for the three-month period ended March 31, 2010 was $76.1 million and contributed $0.4 million toward our decreased net interest income for the period. While deposit rates decreased as well, growth in average deposits to increase liquidity partially offset the positive impact of the reduced deposit rates.

The following table sets forth, for the three-month periods ended March 31, 2010 and 2009, information related to our average balances, yields on average interest-earning assets, and costs of average interest-bearing liabilities.  We derived average balances from the daily balances throughout the periods indicated.  We derived these yields by dividing income or expense by the average balance of the corresponding interest-earning assets or interest-bearing liabilities. Average loans are stated net of unearned income and include nonaccrual loans. Interest income recognized on nonaccrual loans has been included in interest income (dollars in thousands).

Average Balances, Income and Expenses, and Rates for the Three-Month Periods Ended March 31,

	2010			2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate*	Balance	Expense	Rate*
Loans, including nonaccrual loans (1)	$526,423	$5,681	4.38%	$703,546	$8,413	4.85%
Investment securities - taxable	80,663	789	3.97%	62,284	797	5.19%
Investment securities - tax-exempt	3,894	40	4.17%	20,133	202	4.07%
Federal funds sold and other	87,935	89	0.41%	15,090	42	1.13%
Total interest-earning assets	$698,915	$6,599	3.83%	$801,053	$9,454	4.79%

Time deposits - retail	$356,746	$2,248	2.56%	$313,092	$2,810	3.64%
Time deposits - wholesale	154,990	917	2.40%	160,187	1,247	3.16%
Savings and money market	54,906	163	1.20%	103,431	366	1.44%
NOW accounts	32,865	29	0.36%	43,774	76	0.70%
FHLB advances	53,550	453	3.38%	75,450	517	2.74%
Long-term debt	-	-	-	9,500	150	6.32%
Junior subordinated debentures	13,403	83	2.48%	13,403	131	3.91%
Federal funds purchased and
other borrowings	9,641	145	6.02%	12,167	15	0.50%
Total interest-bearing liabilities	$676,101	$4,038	2.42%	$731,004	$5,312	2.95%

Net interest spread			1.41%			1.84%
Net interest income/margin		$2,561	1.49%		$4,142	2.10%
Noninterest-bearing demand deposits	$34,591			$37,625

* Annualized for the three-month period
(1)	Includes mortgage loans held for sale. The wholesale mortgage lending division was closed on September 2, 2009.

The net interest spread, which is the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 1.41% for the three-month period ended March 31, 2010, as compared to 1.84% for the three-month period ended March 31, 2009. Our consolidated net interest margin, which is net interest income divided by average interest-earning assets for the period, was 1.49% for the three-month period ended March 31, 2010, as compared to 2.10% for the three-month period ended March 31, 2009.

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

Our net interest spread and our net interest margin significantly decreased from March 31, 2009 compared to the same period in 2010. This decrease occurred principally due to the faster decrease in yields on average interest-earning assets relative to the slower repricing of our average interest-bearing liabilities following the 400 basis point decrease in the prime rate during 2008. Our loan yield has also been reduced due to the lost interest income on the nonperforming assets, as well as the reversal of interest income as loans have been reclassified to nonperforming status. In addition, our yield on earning assets has been negatively impacted by the excess liquidity held on our balance sheet in liquid, unpledged assets, primarily in cash balances at the FRB, typically earning approximately 0.25%. This proactive liquidity positioning has occurred as we increased liquid assets in 2009 to fund maturing brokered certificates of deposit (“CDs”) and continued to strive to reduce our historical reliance on wholesale funding, such as brokered CDs. The decreased yield on earning assets in 2010 was partially offset by a decrease in funding costs, as retail deposits, primarily time deposits, have begun repricing at lower market rates.

Analysis of Changes in Net Interest Income

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volume.  The majority of our interest-earning assets negatively contributed to net interest income in the three-month period ended March 31, 2010 as compared to the same period in 2009 due to declining rates as discussed previously.  Taxable investment securities, as well as federal funds sold and other, positively contributed to net interest income in terms of volume while the reduction in loans resulted in a reduction in net interest income as we reduced the size of our loan portfolio during 2009, and to date in 2010. The following tables set forth the effect that the varying levels of interest-earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented (dollars in thousands):

	Changes in Net Interest Income
	For the Three Months Ended March 31, 2010 vs. 2009 Increase (Decrease)			For the Three Months Ended March 31, 2009 vs. 2008 Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Due to One-Day Difference (2)	Total
Interest-Earning Assets
Federal funds sold and other	$203	$(156)	$47	$41	$(88)	$(1)	$(48)
Investment securities - taxable	235	(243)	(8)	137	43	(7)	173
Investment securities - tax-exempt	(163)	1	(162)	28	7	(2)	33
Loans(1)	(2,118)	(614)	(2,732)	1,148	(3,412)	(119)	(2,383)
Total interest-earning assets	(1,843)	(1,012)	(2,855)	1,354	(3,450)	(129)	(2,225)

Interest-Bearing Liabilities
Deposits	161	(1,303)	(1,142)	769	(1,966)	(63)	(1,260)
FHLB advances	(150)	86	(64)	332	(248)	(5)	79
Long-term debt	(150)	-	(150)	77	71	-	148
Junior subordinated debentures	-	(48)	(48)	-	(95)	(3)	(98)
Federal funds purchased and
other borrowings	(3)	133	130	18	(96)	(1)	(79)
Total interest-bearing liabilities	(142)	(1,132)	(1,274)	1,196	(2,334)	(72)	(1,210)

Net interest income	$(1,701)	$120	$(1,581)	$158	$(1,116)	$(57)	$(1,015)

(1)
Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes. Totals also include mortgage loans held for sale. The wholesale mortgage lending division was closed on September 2, 2009.

(2)	Presented to reflect the impact of February having 29 days in 2008 vs. 28 days in 2009.

Provision for Loan Losses

Our provision for loan losses was $3.7 million and $2.2 million for the three-month periods ended March 31, 2010 and 2009, respectively, an increase of $1.5 million. The percentage of allowance for loan losses was increased during 2009 to 4.60% of gross loans outstanding as of March 31, 2010, from 3.31% as of March 31, 2009. Approximately $3.6 million of the provision for loan losses for the three-month period ended March 31, 2010, was recorded to reflect impairments on loans. The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount expensed to the provision for loan losses.  Although the loan loss provision recorded for the three-month period ended March 31, 2010, represents an increase over the provision recorded for the same period in 2009, it represents a dramatic improvement over more recent quarters.  Specifically, for the three-month period ended March 31, 2010, our loan loss provision expense of $3.7 million represented a decrease of $6.7 million, or 64.4%, as compared to the loan loss provision recorded for the three-month period ended December 31, 2009, of $10.4 million and a decrease of $14.3 million, or 79.4%, as compared to $18.0 million recognized as provision expense for the three-month period ended June 30, 2009.  This decreased loan loss provision expense for the three-month period ended March 31, 2010 is a direct result of the proportional decrease in the migration of our loans from performing to nonperforming for the three-month period ended March 31, 2010, as compared to prior quarters.  The allowance has been recorded based on management’s ongoing evaluation of inherent risk and estimates of probable credit losses within the loan portfolio.  We believe that specific reserves related to nonperforming assets and other nonaccrual loans have been allocated in the allowance for loan losses as of March 31, 2010.  We also believe that these reserves will offset losses we anticipate may arise from less than full recovery of the loans from the supporting collateral. No assurances can be given in this regard, however, especially considering the overall weakness in the real estate market.

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

Our board of directors is responsible for overseeing management’s significant judgments and estimates pertaining to the determination of an appropriate loan loss allowance by reviewing and approving our written loan loss allowance policies, procedures and model quarterly. As part of the consent order that our bank entered into with the OCC on April 27, 2009, we implemented an updated program for the maintenance of an adequate allowance for loan losses during 2009. This program is consistent with guidance found in the Interagency Policy Statement on the Allowance for Loan Losses contained in OCC Bulletin 2006-47.

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

The continued downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, primarily in our residential real estate portfolio.  Although we believe that these trends have slowed, there is a possibility that they may continue.  In addition to various internal reviews of our loan portfolio over the past year, we also reviewed our loan portfolio on numerous occasions with the assistance of a third party loan review firm and with our bank’s regulator. The real estate collateral in each case provides an alternate source of repayment, in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses. If, during a period of reduced real estate values, we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. This downturn in the real estate market has resulted in an increase in our nonperforming loans, and there is a risk that this trend will continue, which could result in further loss of earnings and an increase in our provision for loan losses and loan chargeoffs, all of which could have a material adverse effect on our financial condition and results of operations.

As of March 31, 2010, and December 31, 2009, nonperforming assets (nonperforming loans plus other real estate owned) were $136.1 million and $137.3 million, respectively.  In addition, as of May 4, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.0 million, which will reduce nonperforming assets to $134.1 million. Included in the $118.4 million balance of loans on nonaccrual status reported as of March 31, 2010 were three related USDA guaranteed loans with the guaranteed portion equaling $3.3 million.  Net of this guaranteed portion in addition to pending sales, total nonperforming assets were $130.8 million. Foregone interest income during the three-month periods ended March 31, 2010 and 2009, on these nonaccrual loans and other nonaccrual loans charged off was approximately $1,434,000 and $331,000, respectively.  There were no loans contractually past due in excess of 90 days and still accruing interest as of March 31, 2010. Included in the $128.0 million balance reported of loans on nonaccrual status as of December 31, 2009, was one loan contractually past due for 90 days and still accruing interest. It was placed on nonaccrual status the following business day.  There were nonperforming loans that were specifically reviewed for impairment of $113.3 million and $119.8 million (after related specific chargeoffs of $18.9 million and $22.5 million), with related valuation allowances of $5.5 million and $8.6 million as of March 31, 2010, and December 31, 2009, respectively. The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories. The provision for loan loss recorded in 2010 and 2009 is part of our proactive strategy to accelerate our efforts to resolve our nonperforming assets with the goal of removing them from our balance sheet.

Noninterest Income

The following table sets forth information related to the various components of our noninterest income (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Service charges and fees on deposit accounts	$395	$400
Gain on sale of securities available for sale, net	149	183
Service charges and fees on loans	135	151
Mortgage banking income	-	712
Gain (loss) on sale of other real estate owned	(38)	45
Other	90	81
Total noninterest income	$731	$1,572

Noninterest income was $0.7 million for the three-month period ended March 31, 2010, a net decrease of approximately $0.9 million, or 56.3%, as compared to noninterest income of $1.6 million for the three-month period ended March 31, 2009. The decrease of $0.9 million is primarily due to the mortgage banking income of $712,000 generated by the wholesale mortgage division in the three-month period ended March 31, 2009, that was not recurring in the first quarter of 2010.  This division was closed in the third quarter of 2009 as part of our strategy to reduce the size of our balance sheet to improve our capital ratios.

The gain on the sale of securities available for sale decreased by $34,000 to $149,000 for the three-month period ended March 31, 2010, as compared to the same period in 2009. Please see Investments for more details.

Service charges and fees on deposit accounts of $395,000 for the three-month period ended March 31, 2010, remained relatively flat from 2009. Pending regulatory changes that would become effective during the third quarter of 2010 may negatively affect noninterest income in future periods earned from service charges and fees on deposit accounts.

We recognized losses on the sale of other real estate owned of $38,000 for the three-month period ended March 31, 2010, as compared to gains during the previous year. We have incurred gains and losses on disposition of other real estate owned in following our policy of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs.

Service charges and fees on loans decreased $16,000, or 10.6%, from $151,000 for the three-month period ended March 31, 2009, to $135,000 for the three-month period ended March 31, 2010, primarily due to decreased loan fees as a result of lower loan volume, partially offset by increased late charges for the three-month period ended March 31, 2010, as compared to the three-month period ended March 31, 2009.

Noninterest Expense

The following table sets forth information related to the various components of our noninterest expenses (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Salaries and employee benefits	$2,054	$2,544
Occupancy and equipment expense	769	794
FDIC insurance premiums	757	131
Professional fees	295	200
Data processing and ATM expense	293	297
Loan related expenses	144	131
Telephone and supplies	126	161
Other real estate owned expense	112	52
Regulatory fees	87	49
Public relations	46	123
Loss on impairment of investment in equity securities	-	117
Other	288	326
Total noninterest expense	$4,971	$4,925

Noninterest expense of approximately $5.0 million for the three-month period ended March 31, 2010, remained relatively flat from the same period in 2009. Although we have always focused on controlling our operating expenses and managing our overhead to an efficient level, given the current economic conditions, we implemented an even more aggressive expense reduction campaign during 2009, which we have continued in 2010.  We believe that the results of this campaign have positioned us to save over $5 million in annual expenditures compared to our level of operating expenses in 2008.  The cost benefits of this expense reduction campaign are evident in various expense categories that decreased for the three-month period ended March 31, 2010, as compared to the same period of 2009, namely salaries and employee benefits, telephone and supplies, and occupancy and equipment expenses.  We were able to reduce these expenses despite the fact that noninterest expenses for the three-month period ended March 31, 2010, included the addition of our full-service branch and market headquarters, which opened May 18, 2009, in the Tega Cay community of Fort Mill, South Carolina.

We achieved this reduction in recurring salaries and benefits expense through an analysis of overall employee efficiency which has resulted in the streamlining of our personnel needs through the reduction or combination of certain employee positions. In addition, the board of directors eliminated the matching contribution to the employee 401K plan effective May 31, 2009 in order to reduce employee benefit expenses without further impacting personnel levels.  Furthermore, we realized the benefits of the closure of our wholesale mortgage division on September 2, 2009, during the three-month period ended March 31, 2010, as compared to no benefits realized during the three-month period ended March 31, 2009, prior to the closing of the division. Our revised strategic plan does not provide for our expansion through branching in the near term. In fact, our balance sheet is projected to shrink over the next twelve months, and management has taken various strategic steps to match this shrinkage with reduced overhead.

Also included in noninterest expenses for the three-month period ended March 31, 2010 are various amounts which reflect our current financial condition, primarily increased FDIC insurance premiums, regulatory fees, and professional fees paid to advisors and consultants engaged to assist us in raising capital and complying with the regulatory enforcement actions with the OCC and the FRB. FDIC insurance premiums increased by $626,000, or 477.9%, from $131,000 for the three-month period ended March 31, 2009, to $757,000 for the three-month period ended March 31, 2010. This increase includes increased deposit insurance premiums assessed by the FDIC due to an increase in our deposit base and the change in our financial condition since March 31, 2009, and our heightened reliance on brokered deposits during 2009, which has since decreased as of March 31, 2010.  As our current brokered deposits mature and our financial condition improves, our FDIC assessments should adjust downward in future quarters, returning this insurance expense closer to its historical levels.

Occupancy and equipment expenses decreased by approximately $25,000, or 3.1%, from $794,000 for the three-month period ended March 31, 2009, to $769,000 for the three-month period ended March 31, 2010, despite incurring expenses in 2010 on our Tega Cay branch, which opened in May 2009. During the same period in 2009, there were no expenses incurred for the Tega Cay branch. We have streamlined our overall cost structure to reflect our projected lower base of earning assets, and we will continue to eliminate associated unnecessary infrastructure as our assets shrink by proactively assessing our level of overhead expenses. The positive effects of many of our recently renegotiated vendor contracts are also reflected in the decrease in occupancy and equipment expenses from 2009 to 2010.

Professional fees increased by $95,000, or 47.5%, from March 31, 2009 to the same period in 2010 due to the costs of various experienced advisors enlisted in our efforts to comply with the requirements of the consent order with the OCC and our written agreement with the FRB. If we make progress toward satisfying the requirements set forth in our regulatory agreements, which we expect to result in improvement in our financial condition, we would expect to see future reductions in our professional fees, returning us to our historical level of need for outside professional expertise in our ongoing operations.

Other real estate owned expense increased by $60,000, or 115.4%, from $52,000 for the three-month period ended March 31, 2009, to $112,000 for the three-month period ended March 31, 2010, as writedowns on nonperforming assets were more proactively recorded prior to the assets migrating to other real estate owned through foreclosure for the three-month period ended March 31, 2010, as compared to March 31, 2009. These expenses include costs incurred to maintain properties we have foreclosed on, including property taxes and insurance, utilities, property renovations and maintenance. These expenses also include any writedowns to the carrying value of these foreclosed properties as market conditions change subsequent to the foreclosure action. For the three-month period ended March 31, 2010, there were net writedowns and adjustments to reserves for other real estate owned of $40,000, with approximately $72,000 and $52,000 in costs to maintain the properties for the three-month periods ended March 31, 2010 and 2009, respectively. The repossessed collateral is primarily made up of single-family residential properties in varying stages of completion and various commercial properties. These properties are being actively marketed and maintained with the primary objective of liquidating the collateral at a level which most accurately approximates fair market value and allows recovery of as much of the unpaid principal balance as possible upon the sale of the property in a reasonable period of time.

Telephone and supplies expenses decreased by $35,000, or 21.7%, to $126,000 for the three-month period ended March 31, 2010, as compared to $161,000 for the same period in 2009. Although our number of branches was higher for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009, we were able to reduce these expenses due to various cost-saving initiatives implemented during 2009.

Loan related expenses increased by $13,000, or 9.9%, to $144,000 for the three-month period ended March 31, 2010, as compared to $131,000 for the same period in 2009, due primarily to an increase in the number of property appraisals as a result of regulatory requirements and proactive internal initiatives.  This increase was partially offset by the closure of the wholesale mortgage lending division on September 2, 2009.

Public relations expense decreased by $77,000, or 62.6%, from $123,000 for the three-month period ended March 31, 2009, to $46,000 for the three-month period ended March 31, 2010.  While we are operating under the regulatory consent order, we intend to limit our marketing expenditures.  We do plan to incur promotional expenditures beginning in the second quarter of 2010 to accompany a projected increase in noninterest income during 2010 from deposits and charges on new accounts generated from the checking account acquisition program to be implemented in June 2010.

Included in the line item “Other,” which decreased $38,000, or 11.7%, between March 31, 2009 and 2010, are charges for fees paid to our board of directors and our regional boards; postage, printing and stationery expenses; regulatory fees paid to the OCC; amortization of intangibles related to the Carolina National acquisition; and various customer-related expenses. As of February 28, 2009, board fees were suspended due to our reduced profitability. Also included in noninterest expense for the three-month period ended March 31, 2009, was a one-time writedown of our nonmarketable equity investment in a correspondent bank, which we determined to be impaired.

Although we are committed to attracting and retaining a team of seasoned and well-trained officers and staff, maintaining highly technical operations support functions, and further developing a professional marketing program, we are controlling our noninterest expenses until our financial condition improves.

Balance Sheet Review

General

As of March 31, 2010, we had total assets of $676.1 million, a decrease of $41.6 million, or 5.8%, over total assets of $717.7 million as of December 31, 2009.  Total assets on March 31, 2010, and December 31, 2009, consisted of loans, net of unearned income, of $483.9 million and $511.8 million; cash and cash equivalents of $88.8 million and $66.0 million; and securities available for sale of $59.3 million and $99.1 million, all respectively. Also included were other real estate owned of $17.7 million and $9.3 million; premises and equipment, net of accumulated depreciation and amortization, of $7.9 million and $8.1 million; bank owned life insurance of $3.3 million and $3.2 million; other assets of $4.9 million and $5.4 million, income tax receivable of $3.2 million and $7.4 million, and deferred tax assets of $0.3 million and $0.6 million, all as of March 31, 2010, and December 31, 2009, respectively, and other nonmarketable equity securities of $6.8 million for both periods.

Our interest-earning assets, which include loans, net of unearned income, securities available for sale and interest-earning bank balances, fell by $44.7 million to $660.2 million as of March 31, 2010, or a decrease of 6.3% over the balance of $704.9 million as of December 31, 2009.  During the three-month period ended March 31, 2010, we were negatively impacted by interest rate restrictions on deposits imposed on our bank by the FDIC because we are not “well-capitalized.”  This rule originally became effective for us upon signing the consent order on April 27, 2009, and limits our bank to paying 75 basis points over average deposit rates.  On March 1, 2010, we began using the national average rates, as determined by the FDIC, for each deposit product.  On April 16, 2010, we received approval from the FDIC to continue using our market averages as we were determined to be operating in a high-rate market area.  However, as a result of the strategic sales of approximately $40.8 million of investment securities coupled with the deliberate reduction of our loan portfolio, which together more than outweighed the decrease in retail and brokered deposits during the three-month period ended March 31, 2010, our cash and cash equivalents had increased to $88.8 million, or 13.1% of total assets as of March 31, 2010, from $66.0 million, or 9.2%, of total assets as of December 31, 2009.  In April 2009, we had raised approximately $150 million of brokered deposits laddered over a one-to two-year time horizon.  During the three-month period ended March 31, 2010, we began to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.  We are incorporating this program as a complement to our future retail deposit campaigns to partially replace funds as our brokered CDs mature.

Our liabilities as of March 31, 2010, decreased to $685.0 million, as compared to liabilities as of December 31, 2009, of $721.8 million. These liabilities consisted primarily of deposits of $605.4 million and $641.5 million; and $53.0 million and $54.0 million in Federal Home Loan Bank advances as of March 31, 2010, and December 31, 2009, all respectively, and $13.4 million in junior subordinated debentures and $9.6 million in short-term borrowings, as of both periods presented.

In addition, as of March 31, 2010, our interest-bearing deposits included wholesale funding in the form of brokered CDs of approximately $148.0 million, a decrease of 6.3% over brokered CDs as of December 31, 2009, of $158.0 million. In the past, we generally have obtained out-of-market time deposits of $100,000 or more through brokers with whom we maintained ongoing relationships and who are approved correspondents. The guidelines governing our participation in brokered CD programs are part of our Asset Liability Management Program Policy, which is reviewed, revised and approved annually by our Asset Liability Committee. These guidelines allowed us to take advantage of the attractive terms that wholesale funding can offer while mitigating the inherent related risk.

However, our ability to access brokered deposits through the wholesale funding market is restricted as a result of the consent order that our bank entered into with the OCC on April 27, 2009. Due to our bank’s capital classification, we are not able to apply for a waiver from the FDIC to accept, renew or roll over brokered deposits.  We are using cash and unpledged liquid investment securities, as well as retail deposits gathered from our statewide branch network, to fund the maturity of our brokered deposits. In addition, during the first quarter of 2010, we have begun to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

Investments

On March 31, 2010, and December 31, 2009, our investment securities portfolio of $59.3 million and $99.1 million, respectively, represented approximately 9.0% and 14.0%, respectively, of our interest-earning assets.  As of March 31, 2010, and December 31, 2009, we were invested in U.S. Government agency securities, mortgage-backed securities, and municipal securities with an amortized cost of $60.1 million and $100.8 million, respectively, with a net unrealized loss of approximately $0.8 million and $1.7 million, respectively. We did not own any single issuer, pooled or trust preferred securities as of March 31, 2010, or December 31, 2009.

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

The decrease in our investment securities portfolio since December 31, 2009, has occurred as we seek to balance an adequate level of interest income on earning assets to support our overhead expense as our loan portfolio decreases with the opportunity to capitalize on the unrealized gain position on several securities in our investment portfolio.   This decrease was due to the sale of taxable securities and tax-exempt municipal securities totaling $40.6 million, which were sold for a gain of approximately $149,000, which was recorded during the three-month period ended March 31, 2010.  These securities were sold based on an analysis of the total return on the securities which showed a net benefit from selling the securities at a gain and investing the proceeds at the current market yield.

Fair values and yields on our investments (all available for sale) as of March 31, 2010, and December 31, 2009, are shown in the following table based on contractual maturity dates. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax-exempt municipal securities are presented on a tax equivalent basis (dollars in thousands).

	As of March 31, 2010
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored enterprises	$-	-	$-	-	$1,989	4.25%	$-	-	$1,989	4.25%
Mortgage-backed securities	-	-	-	-	-	-	48,342	4.79%	48,342	4.79%
Taxable municipal securities	-	-	-	-	1,117	4.65%	4,482	5.59%	5,599	5.40%
Tax-exempt municipal securities	-	-	-	-	608	3.75%	2,745	4.03%	3,353	3.98%
Total	$-		$-		$3,714		$55,569		$59,283

	As of December 31, 2009
	Within one year		After one but within five years		After five but within ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government/government sponsored enterprises	$-	-	$-	-	$1,946	4.25%	$-	-	$1,946	4.25%
Mortgage-backed securities	34	5.00%	-	-	6,056	4.00%	76,165	4.68%	82,255	4.63%
Taxable municipal securities	-	-	-	-	1,511	4.10%	9,619	5.45%	11,130	5.26%
Tax-exempt municipal securities	-	-	-	-	785	3.83%	2,996	4.04%	3,781	3.99%
Total	$34		$-		$10,298		$88,780		$99,112

The amortized cost and fair value of our investments (all available for sale) as of March 31, 2010, and December 31, 2009, are shown in the following table (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. Government/government sponsored enterprises	$2,000	$1,989	$2,000	$1,946
Mortgage-backed securities	48,669	48,342	83,392	82,255
Taxable municipal securities	5,803	5,599	11,353	11,130
Tax-exempt municipal securities	3,647	3,353	4,104	3,781

Total	$60,119	$59,283	$100,849	$99,112

We also maintain certain nonmarketable equity investments required by law which are reflected on the face of the consolidated balance sheets. The carrying amounts for certain of these investments as of March 31, 2010, and December 31, 2009, consisted of the following (dollars in thousands):

	As of March 31,	As of December 31,
	2010	2009
Federal Reserve Bank stock	$1,821	$1,821
Federal Home Loan Bank stock	4,594	4,594

No ready market exists for these stocks, and they have no quoted market value. However, redemption of these stocks has historically been at par value. Accordingly, we believe the carrying amounts are a reasonable estimate of fair value.  The level of FRB stock tied to our bank’s shareholders’ equity and is adjusted for changes in our equity. The level of FHLB stock historically has varied with the level of FHLB advances.  However, the FHLB has temporarily suspended the repurchase of their stock from their shareholder banks.

We are subject to the FHLB’s credit risk rating system which was effective September 27, 2008. This revised policy incorporated enhancements to the FHLB’s credit risk rating system which assigns member institutions a rating which is reviewed quarterly. The rating system utilizes key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. In addition, residential collateral discounts were applied during the year ended December 31, 2009, which further reduced our borrowing capacity. We were notified by the FHLB during 2009 that it will not allow future advances to us while we are operating under our current regulatory enforcement action.  We plan to replace the $4.1 million FHLB advances maturing in 2010 with liquidity generated by the release of the underlying securities as these advances mature.

Other Real Estate Owned

Other real estate owned of $17.7 million was recorded at $20.3 million, net of reserves of $1.1 million and estimated costs to sell of $1.5 million as of March 31, 2010. The balance in other real estate owned consists of property acquired through foreclosure which has been recorded at its net realizable value.  The increase over the balance of $9.3 million as of December 31, 2009 represents the successful migration of several nonperforming loans through the foreclosure process so that they now are positioned for us to take the actions necessary to remove them from our balance sheet.

The following table summarizes the composition of our other real estate owned as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Residential housing related	$13,771	$5,380
Owner occupied commercial	2,632	2,604
Other commercial	1,324	1,331
Total	$17,727	$9,315

During the three-month period ended March 31, 2010, the gross balance in other real estate owned increased by approximately $8.4 million with the transfer to other real estate owned of $9.7 million in properties acquired through foreclosure during the three-month period ended March 31, 2010. The transfer of these properties was partially offset by net sales of $0.2 million during the three-month period ended March 31, 2010, on properties acquired through foreclosure before or during 2010. These sales resulted in a net loss of $38,000.  In addition, the reserve for other real estate owned was increased by $1.1 million during the three-month period ended March 31, 2010.

The transfer of properties to other real estate owned represents the next logical step from their previous classification as nonperforming loans to give us the ability to control the properties in situations where the borrowers are unwilling or unable to take the necessary steps to satisfy the debt collateralized by the properties. However, based on our experience, each foreclosure process is unique and can become significantly more complicated if the borrower files bankruptcy. In general, we have found that a cooperative transaction can be accomplished fairly quickly, sometime in as little as a few months, with a higher recovery percentage of the loan balance as compared to a foreclosure.

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

Management follows established procedures that require periodic market valuations of each property and outline the methodology used in the valuation. In addition, targeted writedowns have been established at periodic intervals if marketing strategies are unsuccessful.

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

Other Assets

As of March 31, 2010, other assets decreased to $4.9 million from $5.4 million as of December 31, 2009.  Included in other assets are interest receivable on loans and investment securities, intangible assets and investments in certificates of deposit at correspondent banks. From December 31, 2009, to March 31, 2010, interest receivable decreased by approximately $436,000, or 20.3%, from $2.2 million to $1.7 million due to the reduction in the balance of loans outstanding since December 31, 2009; intangible assets decreased by $38,000, or 4.2%, from $908,000 to $870,000 due to scheduled amortization of purchase accounting adjustments and mortgage servicing rights, each compared to December 31, 2009, and investments in certificates of deposit at correspondent banks stayed flat at $305,000 for both periods.

Loans

We offer a variety of lending services, including real estate, commercial, and consumer loans, including home equity lines of credit, primarily to individuals and small- to mid-size businesses that are located in or conduct a substantial portion of their business in the Spartanburg, Greenville, Charleston, Columbia, Lexington or York County markets. We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers. Since loans typically provide higher interest yields than do other types of interest-earning assets, we have historically invested a substantial percentage of our earning assets in our loan portfolio.  We are currently operating under the provisions of our consent order with the OCC, which impacts our activities with respect to our loan portfolio. We are deliberately reducing the size of the loan portfolio as part of our strategy to increase our capital ratios to the minimum levels set forth in the consent order. As a result, average loans for the three-month period ended March 31, 2010, decreased to $526.4 million from $686.8 million for the three-month period ended March 31, 2009. In addition, total loans outstanding as of March 31, 2010, and December 31, 2009, were $507.2 million and $537.2 million, respectively, before applying the allowance for loan losses.

Our underwriting standards vary for each type of loan. While we generally underwrite the loans in our portfolio in accordance with our internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory guidelines, or both. We generally are permitted to hold loans that exceed supervisory guidelines up to 100% of our capital. We have made loans that exceed our internal guidelines to a limited number of our customers who have significant liquid assets, net worth, and amounts on deposit with the bank.  As of March 31, 2010, $75.9 million, or approximately 14.9% of our loans and 379.0% of our bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines. We generally consider making such loans only after taking into account the financial strength of the borrower. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse effect on our results of operations and financial condition.

We have focused our lending activities primarily on small- and medium-sized business owners, commercial real estate developers, and professionals. We maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of March 31, 2010, and December 31, 2009, our 10 largest individual customer loan balances represented approximately $39.3 million and $39.5 million, respectively, or 7.7% and 7.3% of the loan portfolio, respectively, excluding mortgage loans held for sale.

The following table summarizes the composition of our loan portfolio as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Commercial and industrial	$24,251	4.78%	$31,564	5.88%
Commercial secured by real estate	312,638	61.64%	329,897	61.42%
Real estate - residential mortgages	165,937	32.72%	169,815	31.61%
Installment and other consumer loans	4,775	0.94%	6,349	1.18%
Total loans	507,601		537,625
Unearned income	(416)	(0.08%)	(464)	(0.09%)
Total loans, net of unearned income	$507,185	100.00%	537,161	100.00%

Less allowance for loan losses	(23,310)	4.60%	(25,408)	4.73%

Total loans, net	$483,875		$511,753

While the largest component of our loan portfolio for all periods presented was commercial loans secured by real estate, this category reflects a decrease from $330.0 million as of December 31, 2009, to $312.6 million as of March 31, 2010, a 5.3% decrease.  The decrease in commercial real estate loans has primarily been driven by our disposition of problem loans and conversion of nonperforming loans to other real estate owned upon foreclosure. This trend is primarily due to deterioration in the residential real estate market and the economic downturn which began during the second half of 2007 in the national, state, and regional economies and has continued through 2009 and into 2010.  In addition, our tightened underwriting process on new and renewed credits has resulted in a substantial net decline in our loans outstanding, and we anticipate this trend to extend into the near future as we continue to reduce the size of our loan portfolio as part of our strategy to shrink our balance sheet to increase our capital ratios.

Commercial real estate lending entails unique risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans is typically dependent upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments and, as such, may be subject to adverse conditions in the economy to a greater extent. In dealing with these risk factors, we generally limit ourselves to a real estate market or to borrowers with which we have experience. We generally concentrate on originating commercial real estate loans secured by properties located within our market areas. In addition, many of our commercial real estate loans are secured by owner-occupied property with personal guarantees for the debt.

As of March 31, 2010, and December 31, 2009, our commercial real estate loans ranged in size from less than $1,000 to $4.5 million and from less than $1,000 to $4.5 million, respectively. The average commercial real estate loan size as of March 31, 2010 and December 31, 2009, was approximately $284,000 and $303,000, respectively. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We have reduced credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We prepare a credit analysis in addition to a cash flow analysis to support the loan. In order to ensure secondary sources of payment and to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. These commercial real estate loans include various types of business purpose loans secured by commercial real estate.

Commercial real estate loans make up the majority of our nonaccrual loans due to the downturn in the residential housing industry. The following tables show the spread of the nonaccrual loans geographically and by product type for the periods ended March 31, 2010, and December 31, 2009 (dollars in thousands):

	March 31, 2010 CRE Nonaccrual Loans by Geography
							% of Total Nonaccrual
	Upstate	Midlands	Coastal	Northern	Other	Total	Loans
CRE Nonaccrual Loans by Product Type

Residential construction	$1,444	$1,799	$4,627	$-	$-	$7,870	6.6%
Residential other	12,106	2,455	10,790	105	1,621	27,077	22.9%
Residential land	9,563	3,674	18,726	3,510	743	36,216	30.6%
Multifamily	1,691	141	1,319	-	-	3,151	2.7%
Commercial owner-occupied	2,627	322	-	-	-	2,949	2.5%
Commercial nonresidential	14,528	4,272	11,460	3,204	1,271	34,735	29.3%
Total	$41,959	$12,663	$46,922	$6,819	$3,635	$111,998	94.6%

CRE Nonaccrual Loans as % of Total Nonaccrual	35.4%	10.7%	39.6%	5.8%	3.1%	94.6%

Total Nonaccrual Loans March 31, 2010	$118,425

	December 31, 2009 CRE Nonaccrual Loans by Geography
							% of Total Nonaccrual
	Upstate	Midlands	Coastal	Northern	Other	Total	Loans
CRE Nonaccrual Loans by Product Type

Residential construction	$1,504	$2,033	$6,023	$506	$-	$10,066	7.9%
Residential other	12,094	2,956	13,308	1,678	221	30,257	23.6%
Residential land	10,730	3,685	19,261	6,205	-	39,881	31.1%
Multifamily	2,155	-	1,496	-	-	3,651	2.9%
Commercial owner-occupied	2,642	322	-	-	-	2,964	2.3%
Commercial nonresidential	8,134	4,697	14,579	3,196	2,847	33,453	26.1%
Total	$37,259	$13,693	$54,667	$11,585	$3,068	$120,272	93.9%

CRE Nonaccrual Loans as % of Total Nonaccrual	29.1%	10.7%	42.7%	9.0%	2.4%	93.9%

Total Nonaccrual Loans December 31, 2009	$128,019

Although we are deliberately reducing the size of our loan portfolio, we are continuing to originate loans which meet our loan underwriting criteria and are priced appropriately for the credit risk. However, we are consistently decreasing the concentration of commercial real estate and construction loans in our portfolio. Our dedication to strong credit quality is reinforced by our internal credit review process and performance and development benchmarks in the areas of past dues and loan documentation. We currently engage an outside firm to perform our credit review function and to evaluate our loan portfolio on a quarterly basis for credit quality and a second outside firm for compliance issues on an annual basis. Pursuant to the executed consent order with the OCC, our bank’s loan review is required to deliver quarterly written reports to the board of directors on the content of the results of the loan reviews performed.

We also make some commercial business loans that are not secured by real estate. We make loans for commercial purposes in various lines of business, including retail, service industry, and professional services. As of March 31, 2010, and December 31, 2009, our individual commercial business loans ranged in size from less than $1,000 to $1.2 million and from less than $1,000 to $1.2 million, respectively, with an average loan size of approximately $63,000 and $69,000, respectively. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower.  The risks associated with commercial loans vary with many economic factors, including the economy in our market areas.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

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

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, our bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. This limit will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank as of March 31, 2010, our legal lending limit was approximately $5.5 million. We may sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

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

The following tables summarize the loan maturity distribution by type and related interest rate characteristics as of March 31, 2010, and December 31, 2009 (dollars in thousands):

	As of March 31, 2010
	One year or less	After one but within five years	After five years	Total
Commercial	$7,588	$9,543	$398	$17,529
Real estate - construction	28,605	24,904	207	53,716
Real estate - mortgage	137,388	243,309	51,225	431,922
Consumer and other	2,516	1,512	406	4,434
Total	$176,097	$279,268	$52,236	$507,601
Unearned income				(416)
Total loans, net of unearned income				507,185

Loans maturing after one year with:
Fixed interest rates				$139,639
Floating interest rates				$191,865

	As of December 31, 2009
	One year or less	After one but within five years	After five years	Total
Commercial	$7,147	$10,263	$428	$17,838
Real estate - construction	39,173	22,890	93	62,156
Real estate - mortgage	142,334	258,432	51,300	452,066
Consumer and other	3,324	1,799	442	5,565
Total	$191,978	$293,384	$52,263	$537,625
Unearned income				(464)
Total loans, net of unearned income				$537,161

Loans maturing after one year with:
Fixed interest rates				$148,073
Floating interest rates				$197,574

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

Our strategy also includes reducing the size of our real estate construction portfolio as these loans carry a higher degree of risk than long-term financing of existing real estate since repayment is dependent on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  This category of loans experienced a decrease from $62.2 million as of December 31, 2009, or 11.6% of total loans to $53.7 million, or 10.6% of total loans, as of March 31, 2010.

In prior years, we originated adjustable and fixed rate residential and commercial construction loans to builders and developers. As of March 31, 2010 and December 31, 2009, our commercial construction and development real estate loans ranged in size from approximately $6,700 to $3.9 million and approximately $6,700 to $3.9 million, respectively, with an average loan size of approximately $321,000 and $342,000 respectively. As of March 31, 2010, our individual residential construction and development real estate loans ranged in size from approximately $7,800 to $832,000, with an average loan size of approximately $112,000. The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. We reduced the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%. Specific risks of construction and development loans include:

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

We calculate the allowance for loan losses for specific types of loans and evaluate the adequacy on an overall portfolio basis utilizing our credit grading system which we apply to each loan.  We combine our estimates of the reserves needed for each component of the portfolio, including loans analyzed on a pool basis and loans analyzed individually.  Certain nonperforming loans are individually assessed for impairment and assigned a specific reserve. All other loans are evaluated based on quantitative and qualitative risk factors and are assigned a general reserve. As of March 31, 2010, management felt that the allowance for loan losses compared to our loan portfolio was adequate, but should further analysis require a future increase to our allowance for loan losses, we will provide additional provisions as appropriate.

The following table sets forth the changes in the allowance for loan losses for the year ended December 31, 2009, and the three-month periods ended March 31, 2010 and 2009 (dollars in thousands):

	As of or For the Three Months Ended	As of or For the Year Ended	As of or For the Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Balance, beginning of year	$25,408	$23,033	$23,033
Provision charged to operations	3,700	39,712	2,152
Loans charged off
Residential housing related	(2,170)	(16,879)	(1,463)
Owner occupied commercial	-	(887)	-
Other commercial	(4,192)	(19,222)	(1,285)
Other	(184)	(499)	(45)
Total chargeoffs	(6,546)	(37,487)	(2,793)
Recoveries of loans previously charged off	748	150	2
Balance, end of period	$23,310	$25,408	$22,394
Allowance to loans, year end	4.60%	4.73%	3.31%

Net chargeoffs to average loans	4.41%	5.90%	1.63%

Nonaccrual loans	$118,425	$128,019	$68,250

Past due loans in excess of 90 days on accrual status	-	-	-

Other real estate owned	17,727	9,315	6,417

Total nonperforming assets	$136,152	$137,334	$74,667

Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful.  A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. Historically, we have had low levels of nonperforming assets, but the economic downturn which began during the second half of 2007 in the national, state, and regional economies and has continued through 2009 and so far in 2010, combined with continued deterioration in real estate market conditions, has increased those levels to $136.1 million in nonperforming assets as of March 31, 2010. In addition, as of May 4, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.0 million, which will reduce nonperforming assets to $134.1 million. Included in the $118.4 million balance of loans on nonaccrual status reported as of March 31, 2010 were three related USDA guaranteed loans with the guaranteed portion equaling $3.3 million.  Net of this guaranteed portion in addition to pending sales, total nonperforming assets were $130.8 million. The net chargeoffs to average loans ratio for the three-month period ended March 31, 2010, was 4.41% as compared to 1.63% for the three-month period ended March 31, 2009 and 5.90% for the year ended December 31, 2009. For the three-month period ended March 31, 2010, total net chargeoffs were $5.8 million compared to $2.8 million for the same period in 2009 and $37.3 million for the year ended December 31, 2009. The actual loss on disposition of the loan and/or the underlying collateral may be more or less than the amount charged off.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of   loans in each category to gross loans for each of the periods represented (dollars in thousands).

	As of or For the Three Months Ended		As of or For the Year Ended		As of or For the Three Months Ended
	March 31, 2010		December 31, 2009		March 31, 2009
Commercial	$10,634	3.4%	$9,990	3.3%	$6,235	3.6%
Real estate - construction	4,371	10.6%	7,620	11.6%	9,746	28.6%
Real estate - mortgage	8,209	85.0%	7,721	84.1%	6,352	66.7%
Consumer	96	1.0%	77	1.0%	61	1.1%
Unallocated	-	N/A	-	N/A	-	N/A
Total allowance for loan losses	$23,310	100.0%	$25,408	100.0%	$22,394	100.0%

We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any other category.

The provision for loan losses has been made primarily as a result of management’s assessment of probable losses on specific loans, as well as general loan loss risk after considering historical operating results. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change.  In addition, various regulatory agencies review our allowance for loan losses through their periodic examinations, and they may require us to record additions to the allowance for loan losses based on their judgment about information available to them at the time of their examinations.  Our losses will undoubtedly vary from our estimates, and there is a possibility that chargeoffs in future periods will exceed the allowance for loan losses as estimated at any point in time. Any such excess would adversely affect our results of operations. Please see Note 5 - Loans in the Notes to Consolidated Financial Statements included in this report for additional information.

Specific Reserve

We analyze individual loans within the portfolio and make allocations to the allowance based on each individual loan’s specific factors and other circumstances that affect the collectability of the credit in accordance with the criteria defined in the Receivables Topic of the FASB ASC. As of March 31, 2010, our allowance for loan losses included specific reserves of $5.5 million, net of $18.9 million in specific chargeoffs, as compared to $8.6 million, net of $22.5 million in specific chargeoffs, as of December 31, 2009.

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

In these situations where a loan is determined to be impaired (primarily because it is probable that all principal and interest due according to the terms of the loan agreement will not be collected as scheduled), the loan is excluded from the general reserve calculations described below and is assigned a specific reserve. We calculate specific reserves on those impaired loans exceeding $250,000. These reserves are based on a thorough analysis of the most probable source of repayment which is usually the liquidation of the underlying collateral, but may also include discounted future cash flows, borrower guarantees or, in rare cases, the market value of the loan itself. The loans with specific reserves are typically identified through our process of reviewing and assessing the ratings on loans, which is performed by personnel in our credit administration area and special assets management group. The accuracy of the loan ratings is validated by a third-party review which is performed quarterly and annually covers a substantial amount of the loan portfolio.

Generally, for larger collateral-dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral. As set forth in the consent order with the OCC, we had appraisals prepared during 2009 and reviewed on a large number of our residential and commercial collateral-dependent loans. However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and, as such, management believes the internal valuations can be reasonably relied upon for valuation purposes. The estimated costs to sell the subject property, if any, are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly. We recorded charge-offs for projected losses on impaired loans of $6.5 million during the three-month period ended March 31, 2010, excluding reserves for estimated costs to liquidate the collateral.

As a result of the identification of adverse developments with respect to certain loans in our loan portfolio, the amount of nonperforming loans that were specifically reviewed for impairment decreased during the three-month period ended March 31, 2010, to $113.3 million (after related chargeoffs of $18.9 million) from $119.8 million (after related chargeoffs of $22.5 million) as of December 31, 2009, with related valuation allowances of $5.5 million and $8.6 million, respectively. The remainder of the nonperforming loans were assigned a general reserve according to their respective loan categories. The provision for loan losses generally, and the loans impaired under the criteria defined in the Receivables Topic of the FASB ASC specifically, reflect the negative impact of the continued deterioration in the residential real estate market, specifically along the South Carolina coast, and the economy in general in our market areas.  Although we believe the negative impact of these trends on our loan portfolio is decreasing, our loan portfolio may continue to be negatively affected in the future.  Reviews by the credit department typically have included several of our residential real estate development and construction borrowers.

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

Approximately $5.5 million of the net chargeoffs in the first three months of 2010 were recorded to reflect impairments on nonperforming loans as of March 31, 2010 as required by the Receivables Topic of the FASB ASC. The actual loss on future disposition of the loan and/or the underlying collateral may be more or less than the amount recorded to expense. The $3.7 million provision for loan loss for the three-month period ended March 31, 2010, is part of our ongoing strategy to resolve our nonperforming assets with the goal of removing them from our balance sheet.

As of March 31, 2010, and December 31, 2009, nonperforming assets (nonperforming loans plus other real estate owned) were $136.1 million and $137.3 million, respectively.  In addition, as of May 4, 2010, there were contracts in place for pending sales of loans and other real estate owned of approximately $2.0 million, which would reduce nonperforming assets to $134.1 million. Included in the $118.4 million balance of loans on nonaccrual status reported as of March 31, 2010 were three related USDA guaranteed loans with the guaranteed portion equaling $3.3 million.  Net of this guaranteed portion in addition to pending sales, total nonperforming assets were $130.8 million. Foregone interest income on these nonaccrual loans and other nonaccrual loans charged off during the three-month periods ended March 31, 2010, and December 31, 2009, was approximately $1,434,000 and $331,000, respectively.  There were no performing loans contractually past due in excess of 90 days and still accruing interest as of March 31, 2010.  Included in the $128.0 million balance reported of loans on nonaccrual status as of December 31, 2009, was one loan contractually past due for 90 days and still accruing interest. It was placed on nonaccrual status the following business day.  There were nonperforming loans, under the criteria defined in the Receivables Topic of the FASB ASC, of $113.3 million, (after related specific chargeoffs of $18.9 million) and $119.8 million (after related specific chargeoffs of $22.5 million), with related valuation allowances of $5.5 million and $8.6 million as of March 31, 2010, and December 31, 2009.

General Reserve

Our general reserve was $17.8 million as of March 31, 2010, as compared to $16.8 million as of December 31, 2009. We calculate our general reserve based on a percentage allocation for each of the categories of the following unclassified loan types:  real estate, commercial, SBA, consumer, A&D/construction, and residential mortgage. A percentage allocation is also assigned to the loans classified as special mention, substandard and doubtful that are not impaired or are under $250,000 and impaired. We apply our historical trend loss factors to each category and adjust these percentages for qualitative or environmental factors, as discussed below. The general estimate is then added to the specific allocations made to determine the amount of the total allowance for loan losses.

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

Our general reserve has increased in recent quarters due to the significant increase in chargeoffs, which are used as a factor to calculate the general reserve component of the allowance for loan losses. Because of the deterioration in the economy and real estate markets over the past several years, we use an internal trending analysis in calculating our general reserve, versus the five-year peer-based averages we had relied on in the past. Although we have observed consistent improvement in the totals of our loans with past due balances in the 30 to 89 day category over the past three quarters, with March 31, 2010 reflecting a decrease to $7.8 million from $50.4 million as of June 30, 2009, we have determined that due to the elevated level of chargeoffs during 2009, a higher general reserve level is necessary to reflect probable losses in the portfolio as of March 31, 2010.

Credit Risk Management

Through our third party loan review firm, we continuously review our loan portfolio for credit risk. During 2009, this third party review firm performed reviews on 65% of the loans in our loan portfolio, and this review firm performs reviews on approximately 15% of our loan portfolio on a quarterly basis, with no loans being reviewed in consecutive quarters. Our senior credit officer reports directly to our chief executive officer and provides regular reports to the board of directors and its committees on the relevant loan portfolio statistics. Adherence to underwriting standards is managed through a documented credit approval process, including independent loan underwriting of new loans and renewing loans by our credit administration group for relationships where total credit exposure will exceed $500,000. Post-funding review is managed by a separate department, ensuring adherence to our approval and underwriting documentation requirements. Based on the volume and complexity of the problem loans in our portfolio, we adjust the resources allocated to the process of monitoring and resolution of these assets.

Compliance with our underwriting standards is closely supervised through a number of procedures including reviews of exception reports. Pursuant to the consent order that we entered into with the OCC on April 27, 2009, we implemented enhanced procedures to monitor and correct credit and collateral exceptions. We believe that reducing the number of credit and collateral exceptions is essential to maintaining excellent asset quality. Excessive credit and collateral exceptions contribute to asset quality issues by limiting our ability to monitor the loan portfolio and increasing the risk of loss on secured transactions. Since implementing the new procedures in this area during 2009, we have reduced the number of credit exceptions to well below 10% of the dollar amount of the outstanding loan balances.  Our strategic plan includes maintaining a low level of credit and collateral exceptions as part of our goal of improving the quality of the loan portfolio.

We emphasize centralized policies and uniform underwriting criteria for all loans. We maintain an internal rating system that provides a mechanism to regularly monitor the credit quality of our loan portfolio. The rating system is designed to identify and measure the credit quality of lending relationships. We believe we have identified problem loans early, placed loans on nonaccrual status promptly and maintained adequate reserve levels. Once problem loans are identified, policies require written plans for resolution and periodic reporting to credit risk management to review and document progress.

During 2009, we implemented monthly loan review meetings, whereby loan officers present a written review of selected loan relationships over $250,000 to senior officers from the credit risk management and lending functions. This review assesses the overall status of the relationship, the proper risk rating for the relationship, and the appropriate relationship strategy (increase, maintain, reduce, or exit).

In addition, the terms of the consent order that we entered into with the OCC on April 27, 2009 required us to implement a revised general loan policy including a commercial real estate and construction and development concentration management program. The consent order also required us to obtain updated independent appraisals on loans secured by real property that met certain criteria in the consent order. We have implemented an enhanced independent appraisal review and analysis process for these appraisals and all future appraisals obtained to ensure that appraisals conform to applicable appraisal standards and regulations. We also established a new loan review program, and we have increased the scope and frequency of our external loan reviews.

Special Assets Management Group

In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, we formed a special assets management group during 2009. This group’s objective is the expedient workout/resolution of assigned loans and assets at the highest present value recovery.  As of May 4, 2010, First National had successfully resolved approximately $57.7 million of its problem assets since March 31, 2009, and had approximately $2.0 million of problem assets pending resolution as of this date.  This separate operating unit consists of experienced workout specialists and loan officers with extensive experience in resolving problem assets dedicated solely to the resolution of the assigned special assets. When loans are scheduled to be moved to the special assets management group, they are assessed and assigned to the special assets officer best suited to manage that loan/asset. The assigned special assets officer then begins the takeover and review process to determine the recommended action plan. These plans are reviewed and approved by the senior credit officer and submitted for final approval. In cases where the plan involves a loan restructure or modification, appropriate risk controls such as improved requirements for borrower/guarantor financial information, principal reductions or additional collateral or loan covenants specific to the project or borrower may be utilized to preserve or strengthen our position. The group also manages the disposition of foreclosed properties from the pre-foreclosure deed steps to the management, maintenance and marketing efforts, with the objective of disposing of these assets in an expeditious manner at the highest present value to the bank, pursuant to asset-specific strategies which give consideration to holding costs.

Deposits

Our primary source of funds for loans and investments is our deposits. National and local market trends over the past several years suggest that consumers have moved an increasing percentage of discretionary savings funds into investments such as annuities, stocks, and fixed income mutual funds. Accordingly, it has become more difficult in recent years to attract retail deposits.

The following table shows the average balance amounts and the average rates paid on deposits held by us for the three-month periods ended March 31, 2010 and 2009, and for the year ended December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposit accounts	$34,591	-	$38,370	-	$37,625	-
NOW accounts	32,865	0.35%	38,377	0.48%	43,774	0.71%
Savings and money market	54,906	1.20%	74,438	1.29%	103,431	1.43%
Time deposits - retail	356,746	2.56%	343,510	3.12%	313,092	3.64%
Time deposits - wholesale	154,990	2.40%	200,015	2.61%	160,187	3.16%

Total deposits	$634,098		$694,710		$658,109

Core deposits, which exclude time deposits of $100,000 or more, brokered deposits and municipal deposits, provide a relatively stable funding source for our loan portfolio and other interest-earning assets. Our core deposits were $281.7 million and $323.3 million as of March 31, 2010, and December 31, 2009, or 46.5% and 50.4% of total deposits, respectively.

The maturity distribution of our time deposits of $100,000 or more as of March 31, 2010, is as follows (dollars in thousands):

As of March 31,
2010
Three months or less	$76,076
Over three through six months	65,861
Over six through twelve months	92,381
Over twelve months	71,951
Total	$306,269

On April 27, 2009, our bank entered into a consent order with the OCC.  Additionally, on June 15, 2009, our holding company entered into a written agreement with the FRB which contains provisions similar to the articles in the bank’s consent order with the OCC. Our ability to access brokered deposits through the wholesale funding market is now restricted as a result of the consent order.  Due to our capital classification, our bank may not apply for a waiver from the FDIC to accept, renew or roll over brokered deposits. During the twelve-month period ending December 31, 2010, $101.9 million of brokered deposits are scheduled to mature. We are using cash and unpledged liquid investment securities as well as retail deposits gathered from our statewide branch network to fund the maturity of our brokered deposits due to limitations imposed on other nontraditional funding sources as a result of the deterioration in our financial condition. In addition, during the first quarter of 2010, we have begun to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

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

Other Interest-Bearing Liabilities

The following tables outline our various sources of borrowed funds as of or for the three-month period ended March 31, 2010, and the year ended December 31, 2009, the amounts outstanding and their corresponding interest rates as of the end of each period, the maximum point for each component during the periods and the average balance and average interest rate that we paid for each borrowing source. The maximum balance represents the highest indebtedness for each component of borrowed funds at any time during each of the periods shown (dollars in thousands):

	Ending	Period-End	Maximum	Average for the Period
	Balance	Rate	Balance	Balance	Rate
As of or for the Three Months Ended March 31, 2010
FHLB advances	$52,975	3.39%	$54,004	$53,550	3.38%
Federal funds purchased and other borrowings	$-	-	$-	$-	-
Junior subordinated debentures	$13,403	2.33%	$13,403	$13,403	2.47%
Line of credit	$9,641	6.00%	$9,641	$9,641	6.03%

As of or for the Year Ended December 31, 2009
FHLB advances	$54,004	3.39%	$88,309	$67,463	3.03%
Federal funds purchased and other borrowings	$-	-	$4,000	$3,042	0.48%
Junior subordinated debentures	$13,403	2.34%	$13,403	$13,403	3.12%
Line of credit	$9,641	6.00%	$9,641	$9,605	6.10%

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

As of March 31, 2010, and December 31, 2009, we had short-term lines of credit with correspondent banks to purchase federal funds totaling $9.0 million and $13.0 million, respectively.  During the three-month period ended March 31, 2010, we reduced our short-term lines of credit with correspondent banks to purchase federal funds and were able to release pledges on securities with a carrying value of $5.2 million. As of March 31, 2010, and December 31, 2009, securities with a carrying value of approximately $6.1 million and $11.4 million, respectively, were pledged to secure the available lines of credit for overnight borrowings with correspondent banks.

As of March 31, 2010, we had $13.4 million in floating rate junior subordinated debentures which were issued to unconsolidated subsidiary trusts. Each trust’s sole purpose is to issue trust preferred securities and then use the proceeds to purchase debentures with terms essentially identical to the trust preferred securities from our holding company. Interest payments on the debentures are payable quarterly. So long as an event of default has not occurred, we may defer interest payments for up to 20 consecutive quarters. We elected to defer the second quarter 2009 interest payments on the debentures to conserve cash at the holding company level. Pursuant to the terms of the written agreement that our holding company executed with the FRB on June 15, 2009, we must obtain pre-approval from the FRB before paying any principal or interest payments, including payments on the debentures. Therefore, we also elected to defer the interest payments through the first quarter of 2010 and have provided appropriate notices of our election to defer interest payments to the trustee of each trust as required by the respective debentures. We continue to accrue interest expense and, under the terms of the debentures, are required to bring the interest payments current in the first quarter of 2014. While no interest payments are required until 2014, the restrictions contained in our written agreement with the FRB could ultimately result in a default under the provisions of the debentures.

As part of our strategic plan to renegotiate our senior capital obligations, we have engaged a third party to solicit offers to purchase, and consent solicitations relating to securities at a discount to face value of the trust preferred securities. Each of these offers may be amended, extended or terminated by us in our sole discretion. The terms and conditions of the offers for the trust preferred securities are described in the offers to purchase the trust preferred for cash and consent solicitations statement and the related letter of transmittal and consent, sent to holders of each of the trust preferred securities. Each of the offers is conditioned on the receipt of (i) the approval of the applicable banking regulators and (ii) proceeds from a stock offering or other transaction in an amount sufficient to consummate the offers and to increase our subsidiary bank’s capital ratios to levels acceptable to our regulators. There are no assurances that either of these conditions will be satisfied, and we reserve the right to waive any condition of the offers.

As of March 31, 2010, and December 31, 2009, short-term borrowings of $9.6 million for each period consisted of the balance due on our holding company’s line of credit with a correspondent bank. During the fourth quarter of 2007, our holding company established this line of credit which is secured by the stock of our bank. The line of credit, in an amount up to $15,000,000, had an original twelve-year final maturity with interest payable quarterly at a floating rate tied to the Wall Street Journal Prime Rate. The original terms of the line included two years of quarterly interest payments followed by ten years of annual principal payments plus quarterly interest payments on the outstanding principal balance as of December 31, 2009. The line of credit was secured in connection with the terms of the merger agreement, dated August 26, 2007, between First National and Carolina National, to support the cash consideration of the merger and to fund general operating expenses for the holding company for 2008 and 2009.

On January 7, 2010, the company announced that it had reached an agreement to modify this loan agreement. The modifications to the loan agreement cure the existing covenant violations. In addition, the company had agreed, subject to regulatory approval, to pay $3.5 million no later than June 15, 2010 to its lender, which would fully satisfy its obligations under the line of credit. Although regulatory approval has not yet been obtained and the obligations under the line of credit have not yet been satisfied, the company has successfully negotiated an extension of the agreement with its lender.

Going Concern

As a result of management’s assessment of our ability to continue as a going concern, the consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and does not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result should we be unable to continue as a going concern.  Management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue in operation. We believe that our current strategy to raise additional capital and dispose of assets to deleverage will allow us to raise our capital ratios to the minimums set forth in the consent order with the OCC.  In addition, management has taken a number of actions to increase our short-term liquidity position to meet our projected liquidity needs during this timeframe.

In its report dated March 9, 2010, our independent registered public accounting firm stated that the uncertainty surrounding our ability to replenish our capital raises substantial doubt about our ability to continue as a going concern. This uncertainty is one of the factors that has cast doubt about our ability to continue in operation. Management continues to assess a number of other factors including liquidity, capital, and profitability that affect our ability to continue in operation. Although we are committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time. If we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

Capital Resources

General

Shareholders’ deficit on March 31, 2010, was $8.9 million, as compared to shareholders’ deficit on December 31, 2009, of $4.2 million. The increase reflects the loss recognized for the three-month period ended March 31, 2010, which consisted primarily of the provision for loan losses of $3.7 million, mainly due to chargeoffs on nonperforming loans recognized during the three-month period ended March 31, 2010.

Unrealized Gain/Loss on Securities Available for Sale

The unrealized loss on securities available for sale as of March 31, 2010, reflects the change in the market value of these securities since December 31, 2009. We believe that the unrealized loss position as of March 31, 2010, was attributable to changes in market interest rates as compared to December 31, 2009. Our securities portfolio includes U.S. Government agency securities, mortgage-backed securities, and municipal securities as prescribed by our bank’s investment policy. We use securities available for sale to pledge as collateral to secure public deposits and for other purposes required or permitted by law, including as collateral for FHLB advances outstanding and to satisfy the requirements related to our clearing account with the FRB. The FRB requires us to maintain certain collateral balances with them to secure our daily cash clearing transactions, which began clearing directly through our FRB account in June 2009. Due to our current elevated level of cash and cash equivalents and the availability of various liquidity sources, we intend to hold these securities to maturity.

We believe that our existing liquidity sources are sufficient to meet our short-term liquidity needs. To ensure that our long-term funding needs are met, we continue to evaluate other sources of liquidity that may also qualify as regulatory capital, such as common stock, subordinated debt and trust preferred securities. However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time, which may require management to more aggressively pursue other funding alternatives. We meet our bank’s daily liquidity needs primarily through changes in deposit levels, in addition to borrowings under our federal funds purchased facilities and other short-term funding sources, when necessary.

Regulatory Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, capital is classified into two tiers.  These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets, plus qualifying preferred stock and trust preferred securities (limited to 25% of Tier 1 capital, with the excess being treated as Tier 2 capital).  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset, as prescribed by the Federal Reserve and bank regulatory agencies’ risk-based capital guidelines.  Tier 2 capital consists of Tier 1 capital plus the reserve for loan losses subject to certain limitations.  As of March 31, 2010, the amount of our reserve for loan losses that was not included due to these limitations was approximately $16.9 million. The bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio.

In the past, we have utilized trust preferred securities to meet our holding company’s capital requirements up to regulatory limits. While our equity is in a deficit position, we are not able to recognize trust preferred securities as part of our regulatory capital at the holding company. As of March 31, 2010, we had formed three statutory trust subsidiaries for the purpose of raising capital via this avenue. We contributed to our bank subsidiary the $13.0 million in cash proceeds from the sale of these securities. On December 19, 2003, FNSC Capital Trust I, a subsidiary of our holding company, was formed to issue $3 million in floating rate trust preferred securities. On April 30, 2004, FNSC Capital Trust II was formed to issue an additional $3 million in floating rate trust preferred securities.  On March 30, 2006, FNSC Statutory Trust III was formed to issue an additional $7 million in floating rate trust preferred securities. These entities are not included in our consolidated financial statements.  The trust preferred securities qualify as Tier 1 capital up to 25% or less of Tier 1 capital, with the excess includable as Tier 2 capital. As of March 31, 2010, because of our deficit equity position, none of the trust preferred securities qualified as Tier 1 or Tier 2 capital.  As part of our strategic plan, we currently are negotiating to restructure our senior capital obligations to progress toward our goal of strengthening our capital structure to support our current and future operations. The payoff of our trust preferred securities at a discount is currently being pursued as part of our action steps to achieve this objective.

Our holding company and our bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under these capital guidelines, to be considered “adequately capitalized,” we must maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital.  In addition, we must maintain a minimum Tier 1 leverage ratio of at least 4%.  To be considered “well-capitalized,” a bank generally must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%. However, so long as our bank is subject to the enforcement action executed with the OCC on April 27, 2009, it will not be deemed to be well-capitalized even if it maintains these minimum capital ratios. The enforcement action also required the bank to achieve and maintain Tier 1 capital equal to at least 11% of risk-weighted assets and equal to at least 9% of adjusted total assets by August 25, 2009. However, we did not achieve these minimum capital levels by the deadline specified in the consent order.  On September 28, 2009, we resubmitted our capital plan and strategic plan to incorporate recent developments in our business strategy and the impact of the change in our president and CEO on operations.  We are working with the OCC and responding to feedback on the capital plan and strategic plan.  Once we receive the OCC’s written determination of no supervisory objection, our board of directors will adopt and implement the plans.

The following table sets forth the holding company’s and the bank’s various capital ratios as of March 31, 2010, and December 31, 2009.  We continue to evaluate various options, such as issuing common or preferred stock, to increase the bank’s capital and related capital ratios in order to maintain adequate capital levels.

	As of March 31,		As of December 31,
	2010		2009
	Holding		Holding
	Co.	Bank	Co.	Bank
Total risk-based capital	(1.78%)	4.06%	(0.72%)	4.72%
Tier 1 risk-based capital	(1.78%)	2.76%	(0.72%)	3.43%
Leverage capital	(1.24%)	1.92%	(0.50%)	2.37%

The decrease in our capital ratios from December 31, 2009, to March 31, 2010, is primarily due to the net loss recorded for the period ended March 31, 2010.  As a result of the terms of the executed consent order, we are no longer deemed “well-capitalized,” regardless of our capital levels.  The FRB also has required our bank holding company to enter into a written agreement which contains provisions similar to the articles in the bank’s consent order with the OCC.  Please see Regulatory Matters under Note 1 – Nature of Business and Basis of Presentation for further discussion of our capital requirements under the consent order with the OCC and the written agreement with the FRB.  Under the FDIC’s “Prompt Corrective Action” (“PCA”) restrictions, our bank’s capital was classified as critically undercapitalized due to the level of the bank’s tangible equity ratios as of the March 31, 2010 regulatory report of condition and income.  As of the date of the filing of this report, there are no events or conditions that have occurred that would change our capital classification as of our March 31, 2010 regulatory report, which was consistent with our capital classification based on our December 31, 2009 regulatory reports.  However, the bank’s tangible equity ratio exceeded 2.0% for the month of April 2010, due to further balance sheet reductions resulting from maturities of brokered deposits.

Strategic Capital Plan

We have an active program for managing our shareholders’ equity. Historically, we have used capital to fund organic growth, pay dividends on our preferred stock, and repurchase shares of our common stock. Our management team is focused on carefully managing the size of our loan portfolio to maintain an asset base that can be supported by our capital resources. Our objective is to produce above-market, long-term returns by opportunistically using capital when expected future returns are determined to be high and issuing or accumulating capital when such costs are perceived to be low.

As a result of ongoing market disruptions, the availability of capital (principally to financial services companies like ours) has become significantly restricted. Those companies wishing to survive the current economic environment and prosper will need a strong capital base that supports the asset size of the company. While some companies have been successful at raising capital, the cost of that capital has been substantially higher than the prevailing market rates prior to the volatility of the current market. The consent order that we entered into with the OCC on April 27, 2009, contains a requirement that our bank maintain minimum capital requirements that exceed the minimum regulatory capital ratios for “well-capitalized” banks. As a result of the consent order, our bank is no longer deemed “well-capitalized,” regardless of its capital levels. In addition, as of March 31, 2010, as a result of losses during 2008, 2009 and the first three months of 2010, our bank was significantly undercapitalized. We are implementing a strategy to reach the capital levels imposed under the consent order by raising additional capital, limiting our growth, and selling assets. We were not able to reach this capital goal by August 25, 2009, the deadline specified in the consent order. However, we are continuing to work diligently with our financial and professional advisors to secure qualified sources of outside capital and achieve compliance with minimum capital requirements in the consent order.

Upon the execution of the bank's consent order with the OCC on April 27, 2009, we had 90 days to submit a strategic plan and capital plan which would increase the bank’s capital ratios to the minimum levels specified in the order within 120 days from the date of the order. On July 24, 2009, our board submitted a written strategic plan and capital plan to the OCC covering the three-year period ending December 31, 2012. Based on discussions with the OCC regarding these plans and their correspondence to us dated August 28, 2009, we resubmitted our capital plan and strategic plan to the OCC on September 28, 2009 to incorporate recent developments in our business strategy and the impact of the change in our president and CEO on our operations. Management and our board of directors are working with the OCC and responding to feedback on the capital plan and strategic plan. Our board of directors will adopt and implement these plans upon receiving a written determination of no supervisory objection from the OCC.

On June 15, 2009, our holding company entered into a written agreement with the FRB, which contains provisions similar to the articles in the bank’s consent order with the OCC. On July 30, 2009, under the terms of the written agreement that we entered into with the FRB, we submitted a capital plan to the FRB.  This plan is designed to maintain sufficient capital on a consolidated basis and at the bank as a separate stand-alone entity. While the plan is not required to contain a provision to obtain specific target capital ratios or specific timelines, the plan is required to address our current and future capital requirements, the bank’s current and future capital requirements, the adequacy of the bank’s capital, taking into account its risk profile, and the source and timing of additional funds to satisfy each entity’s future capital requirements. We resubmitted our capital plan to the FRB on October 5, 2009, to be consistent with the revised capital and strategic plans submitted to the OCC. We are working with the regulators and responding to feedback on the capital plan and strategic plan and will adopt the written capital plan within 10 days of its approval by the FRB.

Losses for the years ended December 31, 2008 and 2009, and the three-month period ended March 31, 2010, have eroded our capital cushion. Therefore, it is critical that we raise additional capital, which we have already begun to accomplish through a private placement common stock offering. We may also need additional capital to absorb the probable future losses we will encounter as we continue removing the nonperforming assets from our balance sheet, given the particularly challenging real estate market. As a result, we have begun implementing a plan to increase our capital in order to strengthen our balance sheet and support our operations, satisfy the commitments we have made to our bank regulator in this area, and position our holding company and our bank for future success.

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

The terms of the preferred stock include the payment of quarterly dividends at an annual interest rate of 7.25%. Under the terms of the preferred stock, dividends are declared each quarter at the discretion of our board of directors. The first quarterly dividend was paid in October 2007, as prescribed in the Certificate of Designation of Series A Preferred Stock, and prior to the first quarter of 2009, we had paid dividends of $326,250 each quarter. Our board of directors did not declare any dividends during 2009 or during the first quarter of 2010. Under the terms of the written agreement entered into with the FRB on June 15, 2009, we must seek prior written approval of the FRB before declaring or paying any dividends to our preferred shareholders.

As of March 31, 2010, and December 31, 2009, 400,600 and 520,600 shares of preferred stock were outstanding, respectively. During the three-month period ended March 31, 2010, 360,000 shares of common stock were issued to convert 120,000 preferred shares, resulting in a reduction of preferred shares outstanding.   Since March 31, 2010, an additional 100,800 shares of preferred stock have been converted to common stock.  As part of our strategic plan, we currently are negotiating to restructure our senior capital obligations to progress toward our goal of strengthening our capital structure to support our current and future operations.  As part of our action steps to achieve this objective, we currently are pursuing this conversion of our preferred stock to common stock with our preferred shareholders which will continue to increase our common shares outstanding as additional preferred shares are converted.

Dividends

Since our inception, we have not paid cash dividends on our common stock. Our ability to pay cash dividends is dependent on receiving cash in the form of dividends from our bank. Additionally, pursuant to the terms of the written agreement that the company entered into with the FRB on June 15, 2009, we must obtain preapproval of the FRB before paying dividends. In addition, restrictions currently exist within the consent order we signed with the OCC that prohibit our bank from paying cash dividends to the holding company. Regardless of the restrictions imposed by the consent order, all dividends from our bank subsidiary to our holding company are subject to prior approval of the OCC and are payable only from the undivided profits of our bank.

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

Employee Share Ownership Programs

We enable employee share ownership through various programs, including the First National Bancshares, Inc. 2000 Stock Incentive Plan, which absorbed the Carolina National Corporation 2003 Stock Option Plan (together the “Stock Option Plan”) as part of the Carolina National acquisition, our Employee Stock Ownership Plan (“ESOP”), and the First National Bancshares, Inc. 2008 Restricted Stock Plan (the “Restricted Stock Plan”). The Stock Option Plan provides for the issuance of stock options in order to reward the recipients and to promote our growth and profitability through additional employee motivation toward our success. Under the Stock Option Plan, options for 600,697 shares of common stock were authorized for issuance including 141,346 stock options from the Carolina National merger. As of March 31, 2010, 90,966 options were outstanding, with no shares granted under the Stock Option Plan in the three-month period ended March 31, 2010.

On August 24, 2009, we entered into an employment agreement with our new bank and holding company president and chief executive officer, J. Barry Mason. This employment agreement was structured not only to retain and incentivize him as a key officer, but also to ensure that his interests align with the interests of the shareholders. Pursuant to this employment agreement and consistent with the terms outlined in the stock award agreement with Mr. Mason executed on September 30, 2009, we granted Mr. Mason 250,000 shares of restricted common stock and options to purchase one million shares of our common stock at an exercise price of $1.00 per share. The restricted shares vest ratably over five years and were assigned a fair value of $240,250 based on the market price of our common stock on the date of the grant (August 24, 2009). The recognition of the related compensation expense for the restricted stock will be approximately $48,000 annually and was $12,000 for the three-month period ended March 31, 2010 and $17,000 for the year ended December 31, 2009. Total remaining compensation expense for these shares will be approximately $211,000, based on the remaining vesting period for these shares. Total unearned equity compensation for these shares as of March 31, 2010, is $240,250 and is included in unearned equity compensation in the accompanying consolidated balance sheets as of March 31, 2010. The options are not incentive stock options as defined by Section 422 of the Internal Revenue Code and vest ratably over each of the next three years ending August 24, 2012, with a ten-year expiration on August 24, 2019. The recognition of the related compensation expense on the options will be approximately $148,000 annually and was $37,000 for the three-month period ended March 31, 2010, and $49,000 for the year ended December 31, 2009.

On November 30, 2005, we loaned our ESOP $600,000 which was used to purchase 42,532 shares of our common stock. As of March 31, 2010, the ESOP owned 44,912 shares of our stock, of which approximately 31,000 shares with a book value of $438,000 were pledged to secure the loan. The remainder of the shares is being allocated on an annual basis to individual accounts of participants as the debt is repaid. We presented the book value of the shares that were pledged as collateral as a component of  shareholders’ deficit, which is included in unearned equity compensation in  the accompanying consolidated balance sheets as of  March 31, 2010, and December 31, 2009.

The Restricted Stock Plan permits the grant of stock awards to our employees, officers and directors at the discretion of the board compensation committee. A total of 320,000 shares of common stock have been reserved for issuance under this plan.

Share Repurchase Program

From time to time in prior years, our board of directors authorized us to repurchase shares of our common stock pursuant to a formal share repurchase program which expired on November 30, 2008. As of March 31, 2010, we held 106,981 common shares as treasury stock. Currently, under the terms of the written agreement that our holding company entered into with the FRB on June 15, 2009, we must seek prior written approval of the FRB before repurchasing shares of our common stock.

Return on Equity and Assets

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the three-month periods ended March 31, 2010 and 2009, and for the year ended December 31, 2009:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
Return on average assets	(3.07%)	(5.35%)	(0.68%)
Return on average equity	(464.90%)	(170.63%)	(13.53%)
Equity to assets ratio	(0.66%)	3.13%	5.01%

The ratios shown above reflect a net loss for each period presented. In addition, our return on average equity and equity to assets ratios for the three-month period ended March 31, 2010, and the year ended December 31, 2009, reflect the impact of the continued erosion of our consolidated shareholders’ equity to a deficit as of December 31, 2009, and March 31, 2010.

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

As of March 31, 2010 and December 31, 2009, we had issued commitments to extend credit of $53.2 million and $59.1 million, respectively, through various types of commercial and consumer lending arrangements, the majority of which are at variable rates of interest.  Standby letters of credit totaled $131,000 and $891,000, as of March 31, 2010, and December 31, 2009, respectively.  Past experience indicates that many of these commitments to extend credit will expire unused.   The effect of these commitments to provide credit on our revenues, expenses, cash flows, liquidity, and capital resources cannot be reasonably predicted because there is no guarantee that the commitments will ever be used.  However, we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments that could significantly impact earnings.

Liquidity

General

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds at a reasonable cost by increasing liabilities in a timely manner and without adverse consequences. Liquidity management involves maintaining and monitoring our sufficient and diverse sources and uses of funds in order to meet our day-to-day and long-term cash flow requirements while maximizing profits and maintaining an acceptable level of risk under both normal and adverse conditions.  These requirements arise primarily from the withdrawal of deposits, funding of loan disbursements and payment of operating expenses.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time the investment decisions are made.  However, net deposit inflows and outflows are far less predictable, as they are greatly influenced by general interest rates, economic conditions and competition, and are not subject to nearly the same degree of control. Management has policies and procedures in place governing the length of time to maturity on its earning assets, such as loans and investments, which state that these assets are not typically utilized for day-to-day liquidity needs. Therefore, our liabilities have generally provided our day-to-day liquidity in the past.

We operate in a highly-regulated industry and must plan for the liquidity needs of both our bank and our holding company separately.   Through this approach, we consider the unique funding sources available to each entity, as well as each entity’s capacity to manage adverse conditions.  This approach also recognizes that adverse market conditions or other events could negatively affect the availability or cost of liquidity for either entity.  A number of our short-term and long-term liquidity sources have been restricted or eliminated following execution of the regulatory enforcement actions with the OCC on April 27, 2009, and the FRB on June 15, 2009.

Management’s forecasts of the sources of funds available to the bank, which are primarily retail deposits and liquid unpledged assets on our balance sheet, and our projected uses of funds indicate that the sources available are sufficient to meet the bank’s projected short-term liquidity needs.  The holding company relies on dividends from the bank as its primary source of liquidity.  As a result, the holding company has deferred payment of interest and dividends on its trust preferred securities and noncumulative preferred stock for the past five quarters.  Various legal limitations restrict the bank from lending or otherwise supplying funds to the holding company to meet its obligations.  In addition, restrictions continued in the terms of the bank’s consent order with the OCC limit the bank’s ability to pay dividends to the holding company to satisfy its liquidity needs.  As a result, management’s forecasts of the holding company’s available sources of liquidity indicate that these sources may be insufficient to meet its projected liquidity needs.

Deposit Strategy

Prior to 2009, our liquidity had decreased over the past several years, primarily as a result of funds needed to support the growth of our branch network and loan production offices. In addition, the demand for retail deposits increased during 2009 due to the tightness of liquidity in financial markets, which also creates more liquidity risk. These conditions have challenged us to maximize the various funding options available to us.  Throughout 2009, our liquid, unpledged assets increased substantially as we executed our strategy to improve our short-term liquidity position. In April 2009, we raised approximately $150 million of brokered deposits laddered over a one- to two-year time horizon.  In recent months, we have worked aggressively to reduce our dependency on brokered deposits. Since April 30, 2009, our brokered deposits have decreased by $134.5 million and were $148.0 million and $158.0 million as of March 31, 2010, and December 31, 2009. During the nine months from March 31, 2010 to December 31, 2010, $101.9 million of our brokered deposits are scheduled to mature.

In addition to our overnight and short-term borrowing options, we emphasize deposit growth and retention throughout our retail branch network to enhance our liquidity position.  In pricing our retail deposits, we must comply with federal restrictions, which are potentially significant to us due to our historical practice of paying above average rates on deposits, particularly CDs.

On May 29, 2009, the FDIC approved a final rule effective January 1, 2010, that amended its existing rules which impose interest rate restrictions on deposits that can be paid by depository institutions that are not “well-capitalized.” Under this rule, banks that are not “well-capitalized,” such as our bank, are limited to paying 75 basis points over the national average rates set by the FDIC for each deposit product. To compute the national rate, the FDIC uses data from the branches of approximately 8,300 banks and thrifts to determine a national average rate for each deposit product.  On December 4, 2009, the FDIC announced that institutions that are less than “well-capitalized” that believe they are operating in an area where rates paid on deposits are higher than the “national rate” could submit a letter to the FDIC to request a determination to that effect on a quarterly basis. We requested this determination before December 31, 2009, received a response from the FDIC that we were not operating in a high-rate area and have been using the FDIC’s national rates since March 1, 2010.  Prior to March 31, 2010, we submitted a second letter to the FDIC, again requesting a determination that we are operating in an area where deposit rates are higher than the “national rate.”  Subsequent to March 31, 2010, we received notice of the FDIC’s determination that we are indeed operating in an area where deposit rates exceed the “national rates” and, therefore, are no longer limited to paying 75 basis points over the national average rates.  Instead, beginning April 16, 2010, we used averages rates paid by our competitors locally based on deposit rate surveys conducted by our bank personnel instead of the national rates.  This beneficial exception to the “national rate” limitation will remain in effect for a period of one year.

During the short period that the FDIC’s national rate limitations were applicable to us, we were negatively affected by the restrictions they imposed on the rates we were allowed to offer on our deposit products.  As we have historically paid above-average rates locally, these new restrictions limited our ability to attract new deposits and to retain existing deposits.  However, using the high-rate market area exception has reduced the negative impact of the national rate limitations.  Our retail staff trains extensively on an ongoing basis with a recent focus on combating the challenges presented by these rate limitations with creative and attentive customer service.  This positive, proactive strategy somewhat mitigated the negative impact of the restrictions while the harsher rate limitations were in place.

The market for retail deposits in the South Carolina markets, where our branches are located, is very competitive and includes a high proportion of community financial institutions, in addition to larger, money center banks. As our needs for additional funding have grown over the past several years, we have implemented several different deposit gathering strategies to reduce our reliance on brokered deposits, including building new branches.  Four of our branches have been open for less than three years, and we believe these branches have potential for future retail deposit growth. We have historically paid above-average rates in building the base of deposits for these branches. This strategy may make us vulnerable to the federal restrictions on the level of interest rates that we offer. We believe that our ability to attract deposits is somewhat a function of our ability to offer rates above the average rates in our markets.

As a result of the strategic sales of approximately $40.8 million of investment securities coupled with the deliberate reduction of our loan portfolio, which together more than outweighed the decrease in retail and brokered deposits during the three-month period ended March 31, 2010, our cash and cash equivalents increased to $88.8 million, or 13.1% of total assets as of March 31, 2010, from $66.0 million, or 9.2% of total assets as of December 31, 2009. From April 1, 2010 through December 31, 2010, we have $326.0 million of maturing time deposits that, if renewed, will reprice at current market rates.  Included in the $326.0 million are $101.9 million of brokered deposits which will not be renewed.

We participate in the FDIC’s Transaction Account Guarantee Program (“TAGP”) which fully insures noninterest bearing deposit transaction accounts, regardless of dollar amount, which is a useful tool in attracting and retaining demand deposit accounts.  A 10-basis point surcharge is added to a participating institution’s current FDIC insurance assessment in order to fully cover the noninterest bearing transaction account.  On April 13, 2010, the FDIC approved an interim rule that extends the TAGP to December 31, 2010.  We have elected to continue our voluntary participation in the program to further enhance our existing deposit base and to assist us in attracting new deposits.

Investment securities may provide a secondary source of liquidity, net of amounts pledged for deposits and FHLB advances; however, the primary objective for investment securities is to serve as collateral for public deposits, which limits their availability as a liquidity source.

Wholesale Funding

Our ability to maintain and expand borrowing capabilities also has served as a source of liquidity in the past. We have utilized certain nontraditional funding sources as they have been available to us to compensate for the increased liquidity risk associated with the increased market demand for retail deposits. The sources listed below have been deemed acceptable by the bank’s board of directors and are monitored regularly by management and reported on at each formal board Asset Liability Management Committee (“ALCO”) meeting:

•
Federal Funds Purchased – funds are purchased from up-stream correspondent financial institutions when the need for overnight funds exists. These lines are available for short-term funding needs only. In the past, these lines required no collateral. However, as a result of our weakened financial condition, we have been required to pledge investment securities as collateral for our available federal funds purchased lines of credit. These lines of credit are generally somewhat less expensive than longer-term funding options.

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

•
CD Programs – these programs have historically been known as brokered deposits. Various terms are available, and in considering the various CD program options, management balances our current interest rate risk profile with our liquidity demands. Because of the agreements currently in place with our regulators, our ability to access brokered deposits through the wholesale funding market is restricted at this time.  During the first quarter of 2010, we began participating in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

•
Reverse Repurchase Agreements – this source of funds relies on our investment portfolio as collateral in borrowing from an up-stream correspondent. Reverse repurchase agreements involve overnight borrowings with daily rate changes. This funding source has become restricted due to tightened liquidity in the financial markets.

We have been notified by the FHLB that it will not allow future advances to us or allow us to renew maturing advances while we are operating under our current regulatory enforcement action. As of March 31, 2010, securities totaling $9.9 million and qualifying loans held by the bank and collateralized by 1-4 family residences, home equity lines of credit (“HELOC’s”) and commercial properties totaling $59.0 million were pledged as collateral for FHLB advances outstanding of $52.9 million. A key component in borrowing funds from the FHLB is maintaining high quality collateral to pledge against our advances. We primarily rely on our existing loan portfolio for this collateral. We access and monitor current FHLB guidelines to determine the eligibility of loans to qualify as collateral for an FHLB advance. We are subject to the FHLB’s credit risk rating system which was revised June 27, 2008, to incorporated enhancements and which assigns member institutions a rating which is reviewed quarterly. The rating system incorporates key factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB in the future is subject to any subsequent changes based on our financial performance considered by the FHLB in their assignment of our credit risk rating each quarter. In addition, residential collateral discounts were applied during 2009 which have further reduced our borrowing capacity.

Due to the consent order the bank executed with the OCC on April 27, 2009, our ability to access brokered deposits through the wholesale funding market is restricted. Due to our capital classification as of March 31, 2010, we are not eligible to apply for a waiver from the FDIC to accept, renew or rollover brokered deposits. We are working aggressively to reduce our dependency on brokered deposits. Since April 30, 2009, our brokered deposits have decreased by $134.5 million and were $148.0 million as of March 31, 2010. During the nine months from March 31 to December 31, 2010, $101.9 million of brokered deposits are scheduled to mature.

Historically, we had planned to meet our future cash needs through the generation of deposits from retail and wholesale sources, the liquidation of temporary investments, and the maturities of investment securities as well as nontraditional funding sources.  However, the ongoing effects of the credit crisis have impacted liquidity for the banking industry. As a result, most of the sources of liquidity that we rely on have been significantly disrupted.  We have reduced our reliance on the wholesale funding market for deposits by capitalizing on existing and new retail deposit opportunities through our statewide network of full-service branches. In addition, the bank maintains secured federal funds lines of credit with correspondent banks that totaled $9.0 million and $13.0 million as of March 31, 2010, and December 31, 2009, respectively.  Proactive and well-advised daily cash management ensures that these lines are accessed and repaid with careful consideration of all of our available funding options, as well as the associated costs. Our overnight lines historically have been tested at least once each quarter to ensure ease of access, continued availability and that we consistently maintain healthy working relationships with each correspondent bank.  In addition, during the first quarter of 2010, we have begun to participate in an Internet-based CD placement program which allows us to offer CDs up to $250,000 to other financial institutions at lower rates than we typically offer our local depositors.

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

Comprehensive daily and weekly liquidity analyses serve management as vital decision-making tools by providing summaries of anticipated changes in loans, investments, core deposits, wholesale funds and construction commitments for capital expenditures. These internal funding reports provide management with the details critical to anticipate immediate and long-term cash requirements, such as expected deposit runoff, loan paydowns and amount and cost of available borrowing sources, including secured overnight federal funds lines with our various correspondent banks. These liquidity analyses act as cash forecasting tools and are subject to certain assumptions based on past market and customer trends, as well as other information currently available regarding current and future funding options and various indicators of future market and customer behaviors. Through consideration of the information provided in these reports, management is better able to maximize our earning opportunities by wisely and purposefully choosing our immediate, and more critically, our long-term funding sources.

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

Our liquidity contingency plan is designed to successfully respond to an overall decline in the economic environment, the banking industry or a problem specific to our liquidity, outlined in a formal Contingency Funding Policy approved by the ALCO of our board of directors. This policy contains requirements for contingency funding planning and analysis, including reporting under a number of different contingency funding conditions. The three conditions are described as follows:

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which we are regularly exposed.  Interest rate risk is defined as the potential for loss resulting from adverse changes in the level of interest rates on our net interest income.  Asset liability management is the process by which we manage our interest rate risk, specifically by monitoring and controlling the mix and maturities of our assets and liabilities.  The essential purposes of asset liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize the potentially adverse impact on earnings and capital from changes in market interest rates.  Our ALCO monitors and manages our exposure to interest rate risk through the review of reports prepared by management using a simulation model that projects the impact of rate shocks, rate cycles, and rate forecast estimates on the net interest income and economic value of equity (the net present value of expected cash flows from assets and liabilities).  These simulations provide a test for embedded interest rate risk and take into consideration factors such as maturities, reinvestment rates, prepayment speeds, repricing limits, decay rates and other factors.  We give careful attention to our assumptions and have implemented a detailed model that interfaces with our core processing system to model the impact of changes in assumptions on individual assets and liabilities.

The results are compared to risk tolerance limits set by ALCO policy.  Our policy specifies that if interest rates were to shift gradually up or down 100 or 200 basis points, estimated net interest income for the subsequent 12 months should change by less than 7% and 15%, respectively.  As of January 31, 2010 and December 31, 2009, our estimated net interest income changes were within these guidelines.  The ALCO meets quarterly and consists of members of the board of directors and senior management of the bank.  The ALCO is charged with the responsibility of managing our exposure to interest rate risk by maintaining the level of interest rate sensitivity of the bank’s interest-sensitive assets and liabilities within board-approved limits.  The ALCO also reviews and approves interest rate risk and liquidity management programs.

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

The following table sets forth information regarding our interest rate sensitivity as of March 31, 2010, for each of the time intervals indicated using a static gap analysis.  It is important to note that certain shortcomings are inherent in static gap analysis.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates (dollars in thousands).

	Within three months	After three but within twelve months	After one but within four years	After four years	Total
Interest-earning assets
Federal funds sold and other	$93,739	$-	$-	$-	$93,739
Investment securities	18,027	33,532	7,401	1,160	60,120
Loans	357,122	34,323	109,876	8,986	510,307
Total interest-earning assets	$468,888	$67,855	$117,277	$10,146	$664,166

Interest-bearing liabilities
NOW accounts	$31,282	$-	$-	$-	$31,282
Money market and savings	55,887	-	-	-	55,887
Time deposits	223,745	189,560	76,413	5,219	494,937
FHLB advances	942	11,778	20,155	20,100	52,975
Junior subordinated debentures	13,403	-	-	-	13,403
Total interest-bearing liabilities	$325,259	$201,338	$96,568	$25,319	$648,484

Period gap	$143,629	$(133,483)	$20,709	$(15,173)
Cumulative gap	$143,629	$10,146	$30,855	$15,682
Ratio of cumulative gap to total interest-earning assets	21.6%	1.5%	4.6%	2.4%

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

As of March 31, 2010, we were asset sensitive over a one-year time frame.  Our goal is to have the net interest margin increase slightly in a rising interest rate environment.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.  Therefore, we also utilize the income simulation method to analyze the expected changes in income in response to changes in interest rates.

Recently Issued Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information.

In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory.  Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory.  Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities.  The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on our financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for us for the current quarter ended March 31, 2010, and have been reflected in Note 9 – Fair Value Disclosures.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on our financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles.  Disclosure requirements provided in the June 2009 guidance were not deferred.  The amendments were effective January 1, 2010 and had no effect on our financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting.  Embedded features related to other types of risk and other embedded credit derivative features will not be exempt from potential bifurcation and separate accounting.  The amendments will be effective for us on July 1, 2010 although early adoption is permitted.  We do not expect these amendments to have any impact on the financial statements.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2010.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.               Defaults Upon Senior Securities.

None

Item 4.               (Removed and Reserved).

Item 5.               Other Information.

None

Item 6.               Exhibits.

10.1	First Amendment to Loan Modification and Settlement Agreement by and among First National Bancshares, Inc. and Nexity Bank dated March 26, 2010

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST NATIONAL BANCSHARES, INC.

Date: May 10, 2010	By:	/s/ J. Barry Mason
J. Barry Mason
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ Kitty B. Payne
Kitty B. Payne
Executive Vice President/Chief Financial Officer

INDEX TO EXHIBITS

10.1	First Amendment to Loan Modification and Settlement Agreement by and among First National Bancshares, Inc. and Nexity Bank dated March 26, 2010

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.